Form 10-K405
period 1999-10-31
CROSSROADS SYSTEMS INC
filed 2000-01-31
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended     OCTOBER 31, 1999
                      ---------------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ---------------------
Commission file number
                       --------------------------------------------------------

                            CROSSROADS SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   74-2846643
---------------------------------------      ----------------------------------
      State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization                 Identification No.)

9390 RESEARCH BOULEVARD, SUITE II-300
AUSTIN, TEXAS                                                     78759
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (512) 349-0300
                                                   ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
-------------------------------------------------------------------------------
               None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
-------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on January 27, 2000, as reported on the Nasdaq National Market, was approximately $1.34 billion (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock.

         As of January 27, 2000, the Registrant had 26,588,019 outstanding shares of Common Stock.

                                     PART I

ITEM 1.  BUSINESS.

         This annual report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

OVERVIEW

         We are the leading provider of storage routers for storage area networks, or "SAN", based on our market share of storage routers shipped. Our storage routers serve the critical function of enabling Fibre Channel storage area networks to connect with many of an organization's other computer devices that use different computer protocols. Specifically, when used in storage area networks our storage routers decrease congestion in the transfer of data within a network, reduce the time required to back up data, improve utilization of storage resources, and preserve and enhance existing server and storage system investments.

         To date, we have sold approximately 7,300 storage routers, primarily to major manufacturers of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their storage area networks. We have also recently begun to sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution.

INDUSTRY BACKGROUND

Increasing Importance of Information Management

         Information management has become a strategic imperative for many organizations today. The broad deployment of widely dispersed computer networks combined with the widespread use of the Internet, intranets and electronic commerce have enabled organizations to empower employees, customers and suppliers with access to vast amounts of data. However, the dramatic growth in the amount of data generated, stored, protected and accessed has created increasingly serious information management challenges. Exacerbating these challenges are the greater number and types of users who access this data, as well as the proliferation of various types of software applications across many different computer devices that use different protocols for the input and output of data. Organizations therefore are seeking to implement processes and systems that effectively and efficiently store, manage and ensure the integrity and availability of data 24 hours-a-day, seven days-a-week, 365 days-a-year.

The Interconnect Bottleneck and Limitations of the Point-to-Point Storage System Architecture

         While data storage capacity and microprocessor speeds have increased dramatically, the speed at which information is transmitted from storage systems to microprocessors has not increased nearly as rapidly. This imbalance has resulted in bottlenecks at the interconnection points where the input and output of data occurs. These interconnect points are commonly referred to as the I/O. These I/O bottlenecks cause large delays in the movement of data within a network, significantly slowing down the network's day-to-day operations and frustrating network users. The I/O bottleneck persists due, in large part, to the limitations of the computer protocols that traditionally have been used to transport data across the I/O.

         One of the most commonly used I/O protocols is the small computer system interface, or SCSI. While widely used, SCSI has inherent performance limitations, including:

         o        the amount of data SCSI can transport at one time;

         o        the physical distances over which SCSI can operate;

         o the limited number of storage devices SCSI can connect to a server;

         o SCSI's inability to grow with and adapt to the requirements of growing and changing computer networks;

         o        SCSI's lack of management capabilities; and

         o SCSI's inability to connect more than one server to a storage device, which restricts data accessibility.

         For example, a SCSI connection enables data throughput of only 40 or 80 megabytes per second, can transmit data over no more than 25 meters, and can support a maximum of only 15 devices. In addition, SCSI does not have any inherent capability to manage storage systems or any devices attached to those systems. As a result, already busy network servers also must perform these tasks. Finally, a SCSI-connected device can only be accessed by a single server. If the server becomes unavailable for any reason, data on its connected device becomes inaccessible. Despite its limitations, SCSI currently is the most prevalent interconnect, or I/O, protocol and is expected to remain an important I/O protocol in the future.

         Adding to the problems created by the I/O bottleneck is the so-called "point-to-point" architecture used in the vast majority of enterprise computing systems today. This architecture relies on a dedicated, point-to-point SCSI connection between each server and only one storage device. In effect, each server/storage pair becomes an island. To perform data backup -- making a copy of data to protect it from loss or corruption -- data must be moved from a storage system, through its attached server, over the primary computer network (referred to as the local area network, or LAN), then through another server to a backup storage system.

         Because users can access information residing on a storage device only from the server connected to that storage device, and because a significant amount of data must be moved across the local area network, two bottlenecks occur. First, the amount of data which can traverse the SCSI interconnect between the server and the storage device at a given time is severely limited, the information going to and coming from the storage device is more difficult to access and manage, and the risk of data loss is increased. As the number of requests for stored data from the server grows, congestion within the server increases and server performance further decreases. Second, the LAN becomes congested, slowing an organization's day-to-day operations. As a result, many organizations are moving away from point-to-point storage system architectures to reduce I/O bottlenecks and improve their overall information management.

Addressing the I/O Bottleneck with Fibre Channel Storage Area Networks

         The higher performance Fibre Channel protocol has received broad recognition as a means to address many of the current limitations and difficulties of information management. Fibre Channel is an industry standard interconnect protocol developed in the early 1990s and approved by the American National Standards Institute in 1994. Fibre Channel enables data throughput of more than 100 megabytes per second, can transmit data over distances of up to 10 kilometers and can enable the interconnection of hundreds of different servers and storage systems. As a result of these capabilities, Fibre Channel has enabled the evolution of a new network storage architecture: the SAN.

         A SAN is a high-speed computer network dedicated to data storage that allows different types of storage devices, such as tape libraries and disk arrays, to be shared by all end users through network servers. Similar to the way in which traditional local and wide area computer networks permit any end user on the network to access any network server, a SAN creates a "pool" of data storage that can be shared by multiple servers. Through various configurations similar to those used in traditional computer networks, SANs can connect any server with any storage system, and storage systems with each other. This any-to-any connectivity enables large amounts of data to be shared and accessed among servers and storage systems running different computer operating systems or software applications.

         Three key devices enable the interconnection of a SAN with other network components, as well as the various components of the SAN with each other:

         o The Storage Hub is a Fibre Channel-based device which connects Fibre Channel servers to Fibre Channel storage devices via a single shared data communication path. Leading suppliers of storage hubs include Gadzoox Networks and Vixel.

         o The Storage Switch is a Fibre Channel-based device which connects Fibre Channel servers to Fibre Channel storage devices via multiple communication paths. Leading suppliers of storage switches include Ancor Communications, Brocade Communications and McDATA.

         o The Storage Router is a device which, in effect, translates communications across different computer protocols, including both SCSI and Fibre Channel, in order to connect all of the various components of the SAN, including servers, storage systems, storage hubs and storage switches. By enabling data transport across multiple computer protocols, storage routers facilitate seamless communication between the SAN and attached SCSI-based servers and storage systems. As such, storage routers enable both server-to-storage and storage-to-storage communication. We are the leading supplier of storage routers based on the number of units shipped, and believe that we were the first company to ship a storage router.

New Applications Enabled by Fibre Channel SANs

         Fibre Channel SANs have enabled a number of important applications, including:

         o LAN-free Backup. Disruptions to a computer system can result in the loss or corruption of data. Therefore, most organizations regularly perform data backup by moving data from storage systems to separate or off-site storage systems or data centers where the data can be safely stored. Because data backup can account for a significant portion of the data traffic over local area networks, it is often a major contributor to bottlenecks at the input/output interconnect. As networks are increasingly required to be available to users on an around-the-clock basis, the available time during which data backup can be performed has decreased, while the time required to perform backup has increased due to the growth of the amount of data being backed up. Unlike traditional backup which entails the use of multiple servers to access each of their storage devices, LAN-free backup uses the SAN to move data from a storage system through one server then directly to a backup storage system. By moving the data backup function from the LAN to the SAN, LAN-free backup substantially reduces I/O bottlenecks.

         o Server-free Backup. The development of server-free backup has the potential to further extend the benefits of LAN-free backup by virtually removing the server from the backup process. This application will enable automated data movement between storage systems directly across the SAN, allowing data backup while utilizing a very small percentage of the server's internal data processing capacity. As a result, organizations will no longer need to identify lengthy time periods, or "backup windows," for disconnecting servers from the network in order to perform backup.

         o Shared Storage. In the traditional point-to-point storage architecture, a significant portion of storage resources are underutilized because they are accessible only by a single server which may not efficiently use the resource. With SANs, multiple servers can access the same storage devices, enabling more stored data to be available to more users, and reducing the need to add more servers or storage devices to support greater storage requirements.

         o Data Mirroring and Disaster Tolerance. SANs improve an organization's ability to ensure the integrity of its data by facilitating data replication, or mirroring, and enhanced disaster tolerance and recovery. In mirroring, two copies of transaction data are created and maintained on separate storage systems. This redundancy reduces the chance of data loss or corruption. Because SANs enable very high data transmission rates and support transmission distances of up to 10 kilometers per Fibre Channel link, SANs enable mirroring across storage systems that may be many kilometers apart from each other.

                  These capabilities also facilitate the creation and maintenance of offsite data centers that support business recovery in the event data is lost at a primary storage site.

The Need for Storage Routers to Facilitate the Adoption of SANs and Emerging I/O Protocols

         As storage area networks are relatively new, most storage devices in the market continue to be sold with the small computer system interface. Additionally, most organizations have made significant investments in storage devices and servers that use the small computer system interface. Thus, in order to enable organizations to achieve the benefits of deploying a storage area network, the SAN must be able to operate in conjunction with the different I/O protocols employed by the devices which are connected to it or within it. Because many organizations have made significant investments in computer equipment which uses the small computer system interface protocol, organizations are reluctant to replace these devices on a wholesale basis or to stop purchasing them. As a result, these organizations will require their Fibre Channel-based SANs to communicate with SCSI-based devices.

         Several other current and emerging I/O protocols also are expected to be incorporated into commercial SAN products, servers and storage systems in the future. These protocols include asynchronous transfer mode, which would support the high-speed transmission of data between multiple SANs via networks operating over large distances, otherwise known as wide area networks. Other current and future I/O protocols under development are intended to reduce the incidence of I/O bottlenecks. These include Next Generation I/O (NGIO) and Future I/O, as well as Infiniband, the recently announced combination of these two competing protocols. As new protocols achieve commercial acceptance, storage routers will be increasingly essential to connect these devices to the SAN, enabling seamless communication among servers, storage devices and other SAN components that utilize different computer protocols.

THE CROSSROADS SOLUTION

         We are the leading provider of storage routers for storage area networks, based on our market share of storage routers shipped. Our storage routers enable organizations to deploy SANs within their existing computing networks. Our storage routers presently connect Fibre Channel SANs with SCSI servers and SCSI storage systems and are fully interoperable with commercially available Fibre Channel storage devices and equipment. Using our storage routers, organizations can deploy and derive the benefits of SAN technology today, while preserving their existing investments in SCSI-based computer equipment.

         Incorporated into our storage routers is our proprietary storage routing software that "intelligently" examines data traffic in the SAN to prioritize transmission and minimize congestion in the flow of data. This software also enables communication between different I/O protocols, supports rapid field deployment of new storage area network configurations, enables sharing of storage resources by multiple servers and can be adapted to new I/O protocols as they emerge. Our proprietary software is combined with software management tools and embedded in our storage routers. Our storage router hardware consists of industry-standard microprocessors and industry-standard application specific integrated circuits.

         Our storage routers are purchased by end-user organizations of all sizes, primarily to improve backup systems in their SANs. Our storage routers are in use in the data centers of large, multi-national corporations, as well as in smaller companies such as Crossroads, where we use two of our storage routers in conjunction with our own storage area network for LAN-free backup and to connect SCSI-based disk storage devices.

         We believe that deploying our storage routers helps organizations improve and reduce their total cost of information management by offering a number of important benefits, including:

Facilitating Efficient Backup and Recovery

         Currently, our storage routers are used primarily to connect SCSI tape storage systems to Fibre Channel SANs for LAN-free backup. By allowing the backup process to be accomplished across the SAN, rather than across the local area network, our storage routers remove a common source of congestion within the LAN. As a result, the primary computer network has greater availability to perform day-to-day operations. LAN-free backup also provides flexibility to conduct backup at any time of day. This capability is increasingly important as users demand network availability around the clock and from geographically dispersed locations. In addition, we have software nearing completion which is designed to enable server-free backup. By removing the server almost entirely from the backup process, server-free backup will offer further significant reductions in network server utilization. Finally, our storage routers support the distance capabilities of Fibre Channel SANs, enabling long distance data mirroring and the creation of redundant data sites to restore data when a dedicated storage system fails or is damaged.

Providing Broad, Verified Interoperability

         Our storage routers are designed to function together, or interoperate, with all commercially available Fibre Channel storage hubs and storage switches, as well as other SAN components, including storage devices, host bus adapters, operating systems and storage management software. Our storage routers function in over 3,000 different configurations of SANs, thus providing organizations with flexibility in designing and changing their SANs. Furthermore, our storage routers support concurrent transmissions of data utilizing multiple computer protocols, including SCSI and the Internet Protocol. Our storage routers can be deployed in SANs which connect servers running diverse operating systems, including NetWare, Unix and Windows NT. Our storage routers have been tested and verified through our Crossroads Verified-Storage Area Network (CV-SAN) program, which is now available through our Web-based Configurator.

Increasing Scalability and Implementation Flexibility

         Our storage routers are designed to operate in any SAN computing environment and are designed to be able to adapt as organizations grow and change their computer networks to address their increasing data storage and information management needs. Our storage routers also are designed to work in all Fibre Channel SAN configurations so that organizations can modify their storage architecture to address their changing needs without changing their storage routers. Organizations can incrementally add storage routers as backup demands grow or as new storage devices are added to their networks. Our newest line of storage routers can be configured to support data transmission over copper or fiber optic lines.

Enhancing Storage Area Network Manageability

         Our storage routers are designed with features that support an organization's ability to conduct systems diagnostics and management, as well as real-time application monitoring, from remote locations. In addition, the proprietary software embedded in our storage routers enhances the ability of an organization to manage storage systems that are attached to the storage router by translating network management protocols to storage management protocols. To this end, we work closely with leading independent software vendors, such as BMC Software, Computer Associates, Hewlett-Packard and Tivoli Systems, to ensure that our storage routers can be managed through their network management software products.

Leveraging Existing Server and Storage System Investments

         Our storage routers enable an organization's continued use of its large installed base of servers and storage devices that rely on the small computer system interface within a storage area network. In addition to enabling organizations to preserve these existing investments, our storage routers improve the functionality of those systems when operated in conjunction with a SAN. For example, by connecting SCSI-only servers to SANs, a process referred to as server migration, our storage routers enable those SCSI servers to run applications on a SAN. By allowing consolidation of storage resources in centralized facilities, our solutions also reduce the need for organizations to maintain a number of geographically dispersed and costly data storage centers and enable them to more efficiently use their existing data storage capacity.

OUR STRATEGY

         Our objective is to maintain our position as the leading provider of storage routers and to leverage this position to become the leading provider of I/O routing solutions. The key elements of our strategy include the following:

Leverage and Extend Market Leadership

         We are the leading provider of storage routers based on our market share of storage routers shipped, and believe that we were the first company to ship storage routers. We intend to capitalize on our market leadership position by expanding the depth and breadth of our relationships with OEM, distributor, reseller and system integrator customers. To achieve this objective, we are committing additional resources to extend the interoperability of our storage routers to address new and emerging applications. In order to accelerate the interoperability of our storage routers, we developed the Crossroads Verified-Storage Area Network program. We believe that CV-SAN differentiates our company by proactively ensuring the interoperability of our products with other SAN components. Through our CV-SAN initiative, we have tested and verified the interoperability of over 3,000 different SAN configurations using our storage routers. We intend to continue leveraging our technology expertise to expand and improve our storage routers and gain additional market share.

Leverage and Expand Our Relationships with Leading OEM Customers

         We believe that working with leading OEMs enables us to effectively distribute our storage routers, anticipate the needs of enterprises, introduce new products to meet those needs and target new markets. Since OEMs must expend substantial resources to qualify our storage routers for inclusion in their SAN solutions, they tend to qualify only a few vendors for a particular product. As a result, we believe that our success depends heavily on maintaining and augmenting our OEM relationships. To date, we have cultivated customer relationships with leading server and storage system OEMs, including ADIC, ATL Products, Compaq, Dell, Exabyte, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, INRANGE, McDATA and StorageTek. We intend to continue targeting major server and storage system OEMs to further strengthen our market position.

Capitalize on Emerging I/O Market Opportunities

         We intend to leverage our significant expertise in software, hardware, storage routing algorithms, and existing and emerging I/O protocols to remain at the forefront of the SAN market. We believe this expertise has enabled us to establish our market leadership in our core market of storage routing. We intend to extend our technological capabilities to emerging I/O routing market opportunities. We are currently developing:

         o a SAN-to-WAN router, which will enable multiple SANs to be connected over wide area networks;

         o our Active Fabric storage router software, which we expect will provide enhanced features for SANs, including server-free backup; and

         o new I/O router products that will incorporate emerging I/O technology.

         o We actively participate in the working groups that define and shape emerging I/O standards, including the Infiniband forum, the recently announced successor to the NGIO Forum (whose members included Dell, Hitachi Data Systems, Intel, NEC, Siemens and Sun Microsystems) and the Future I/O Alliance (whose members included Adaptec, Cisco, Compaq, Hewlett-Packard, IBM and 3Com). In addition to the Infiniband forum, we participate in the Storage Networking Industry Association and Computer Associates' Storage Area Network Integrated Technology Initiative. We believe that our participation in these working groups helps us define optimal ways of building intelligent I/O interconnections, influence relevant standards, implement and deliver products to OEMs and other customers, and remain a technological leader.

Broaden Relationships with Leading Software Vendors

         We believe that establishing relationships with leading enterprise and storage management software companies is essential to facilitating the efficient and reliable integration of their capabilities with our storage routers. To this end, we have developed relationships with leading software vendors, including BMC Software, Computer Associates, Legato Systems, Tivoli Systems and VERITAS Software. The focus of our strategic initiatives with these companies has been to ensure the integration of our storage routers with leading software solutions to optimize SAN management. We intend to continue expanding our relationships with leading software vendors to ensure the compatibility of our storage routers with their software.

Expand Distribution Channels

         In addition to building upon our established OEM sales channel, we believe that we can achieve additional growth by selling through distributors, resellers and system integrators. To date, we have developed relationships with Andataco, Bdata, Bell Microproducts, Cranel, Datalink, EIE Data Media Products-Japan, Pinacor and Tricom. We intend to enter into additional agreements with distributors, resellers and system integrators, both in the United States and abroad, to increase our geographic coverage and address additional opportunities. We regularly conduct sales training for prospective distributor, reseller and system integrator customers to educate them in the sale of our storage routers. In addition, we have initiated an out-bound marketing program directed at end-user organizations to build greater awareness of the benefits of our storage routers. This is intended to generate demand for distributors, resellers and system integrators selling our storage routers.

PRODUCTS

         Our storage routers are an integral component of SAN solutions and are critical to enabling organizations to attain the benefits of these solutions within their existing computer network infrastructures. We have developed a line of storage routers which enable bi-directional, seamless communications between Fibre Channel devices in the SAN and SCSI devices. Each of our storage routers is designed to support all forms of SAN architecture, including point-to-point, arbitrated loop and switched fabric networks, provides management capability through an Ethernet port, and supports full Simple Network Management Protocol, or SNMP, and remote Web-based management.

Storage Router Products

         The following table summarizes the key features and benefits of our products:


      STORAGE        PRODUCT    FIRST SHIPMENT          DEVICE
      ROUTER           NAME         TO OEM           CONFIGURATION                       BENEFITS
------------------------------------------------------------------------------------------------------------------------------
Mid-Range              4100    August 1997       o 1 Fibre Channel         o Enables LAN-free backup and recovery
                                                 o 1 SCSI bus              o Supports shared storage (disk, tape and
                                                 o 1 Ethernet                optical)
                                                 management port           o Connects up to 15 SCSI devices
                                                                           o Transmits data over distances up to 10 km
                                                                           o Enables server migration to SANs
------------------------------------------------------------------------------------------------------------------------------
Enterprise             4400    September 1997    o 2 Fibre Channel port    o Allows RAID (Redundant Array of
                                                                             Independent Disks) migration
                                                 o 4 SCSI buses
                                                                           o Enables LAN-free backup
                                                                             and recovery
                                                                           o Supports shared storage
                                                                             (disk and tape)
                                                                           o Connects up to 60 SCSI
                                                                             devices

------------------------------------------------------------------------------------------------------------------------------
High End               4200    May 1998          o 1 Fibre Channel port    o Enables LAN-free backup and recovery
                                                 o 2 SCSI buses            o Supports shared storage (disk, tape and
                                                 o 1 Ethernet                optical)
                                                 management port           o Connects up to 30 SCSI devices
                                                                           o Transmits data over distances up to 10 km
                                                                           o Enables server migration to SANs
------------------------------------------------------------------------------------------------------------------------------
Third Generation       4x50*   May 1999*         o 1 Fibre Channel port    Will provide the same benefits as 4200 router, and:
                                                 o 1 to 4 SCSI buses       o Enable server-free backup
                                                 o 1 Ethernet              o Double the SCSI throughput via low
                                                 management port             voltage differential technology
                                                                           o Provide enhanced software for storage
                                                                             management

------------------------------------------------------------------------------------------------------------------------------

-----------------------

* The first product we are offering in our 4x50 family is the 4250 storage router. The 4250 is currently in evaluation with OEMs.

         Substantially all of our product revenue has been derived from sales of a limited number of our storage router products. In particular, our 4100 product accounted for 50% and 66% of our product revenue in fiscal 1998 and 1999, respectively.

Internal Product Testing and Verification through CV-SAN Program

         Each of our storage routers undergoes an extensive testing and verification process in our interoperability lab to assess its interoperability with the various other components of the SAN, including storage systems, storage hubs, storage switches, host bus adapters, operating systems and storage management software from a wide variety of vendors. Through our Crossroads Verified--Storage Area Network program, we have tested and verified the interoperability of approximately 3,000 different SAN configurations utilizing our storage router solutions. We have designed our Web-based Configurator to enable our customers to access this interoperability data and dynamically configure interoperable SANs. Our Configurator serves as a tool for our current and potential customers to assist them in designing a SAN by determining which SAN components are interoperable with other SAN components.

OUR CUSTOMERS

         To date, we have sold approximately 7,300 of our storage routers to OEM customers. Our storage routers are currently sold to end-user organizations primarily through OEMs under their brands, and to a lesser extent, through distributors, resellers and system integrators under the Crossroads brand.

OEM Customers

         Our primary customers are OEMs, including server and storage system manufacturers. We believe that LAN-free backup is the primary end-user application for which our storage routers are being used today. The following is a list of our OEM customers, each of which has purchased at least $50,000 of our products, and their branded Crossroads products:


                                                                                                  CROSSROADS
         OEM                              OEM-BRANDED PRODUCT                                       PRODUCT
----------------------------------------------------------------------------------------------------------------------
ADIC                               FCR100 Fibre Channel Router                                       4100
                                   FCR200 Fibre Channel Router                                       4200
                                   FCR400 Fibre Channel Router                                       4400
----------------------------------------------------------------------------------------------------------------------
ATL Products                       Crossroads 4200                                                   4200
----------------------------------------------------------------------------------------------------------------------
Compaq                             StorageWorks Fibre Channel Tape Controller                        4100
----------------------------------------------------------------------------------------------------------------------
Dell                               PowerVault 35F Multi-port Bridge                                  4200
----------------------------------------------------------------------------------------------------------------------
Exabyte                            FC-11 Storage Router                                              4100
                                   FC-12 Storage Router                                              4200
----------------------------------------------------------------------------------------------------------------------
Fujitsu Siemens                    PSFR--CP41M and PSFR -CP415                                        4100
----------------------------------------------------------------------------------------------------------------------
Groupe Bull                        SAN 4100                                                          4100
                                   SAN 4200                                                          4200
----------------------------------------------------------------------------------------------------------------------
Hewlett-Packard                    SureStore 2100                                                    4200
----------------------------------------------------------------------------------------------------------------------
Hitachi Data Systems               Crossroads 4200                                                   4200
----------------------------------------------------------------------------------------------------------------------
INRANGE                            Fibre Channel SCSI eXchange: 9066-9067 FSX Router                 4100
                                                                                                      *
----------------------------------------------------------------------------------------------------------------------
McDATA                             EB-1200 FabricGate                                                4200
----------------------------------------------------------------------------------------------------------------------
StorageTek                         3100 Fibre Channel/SCSI Bridge                                    4100
                                   3200 Fibre Channel/SCSI Router                                    4200
----------------------------------------------------------------------------------------------------------------------


* This customer currently purchases a SCSI distance extender product that can be upgraded to a 4100.

         In fiscal 1999, revenue from Compaq and StorageTek represented 36% and 36% of our total revenue, respectively. No other customer accounted for more than 10% of our revenue in these periods.

Distributors, Resellers and System Integrators

         We expect to sell our products through additional channels as SANs mature and broader interoperability of SAN components is demonstrated. As such, we are investing significant resources in developing distributor, reseller and system integrator relationships. As of January 1, 2000, we had relationships with the following distributors, resellers and system integrators, each of which has sold at least one of our products to an end-user organization:


            DISTRIBUTORS               RESELLERS/SYSTEM INTEGRATORS
         --------------------          -------------------------------
         Bell Microproducts            nStar
         Cranel                        Datalink
         Forefront Graphics            EIE Data Media Products-Japan
         Pinacor                       Tricom


SALES AND MARKETING

         We base our sales and marketing strategy on an indirect sales model executed through OEMs and distributors, re sellers and system integrators. For the past two years, our sales activity has focused principally on OEM adoption through extensive OEM testing and product qualification. As the market for SAN products matures, we believe that open market branded sales through distributors, resellers and system integrators will represent an increasing percentage of our total revenues. While we sell most of our products today through OEMs, with an expanded sales channel we believe that we will gain broader brand awareness and a greater presence in the departmental and mid-sized business markets where distributors, resellers and system integrators generally have a strong presence and can influence product adoption choices.

         We also anticipate expanding our international sales activities in the near future. Currently, sales to international end users are handled through our OEM customers. In the future, we plan to establish an office in Europe to support and manage our customer relationships there.

         Our marketing organization primarily focuses on coordinating strategic planning activities which help us to determine market segments to pursue, understand size and growth characteristics of these market segments, analyze competition within the market segments, define product features to successfully penetrate market segments and construct business analyses to measure expected return on investments. Additionally, our marketing efforts are geared toward developing key relationships with OEMs, distributors, resellers and system integrators; participating in tradeshows to promote and launch our products; and coordinating our involvement in various industry standards organizations. In order to raise potential customer awareness of the benefits of our storage routers, we also intend to increase our advertising in trade publications.

CUSTOMER SERVICE AND SUPPORT

         Our customer service and support organization provides comprehensive training programs and telephone, e-mail and Web-based direct support to our customers. These programs allow us to minimize the need for a large end-user support organization by enabling our OEMs to provide installation, service and primary technical support to their customers while we focus on high-level secondary support. In addition, we replicate field issues to help our customers solve end-user problems and will test the interoperability of various SAN configurations upon customer request. All newly verified SAN configurations are entered into our online Configurator and published in our CV-SAN guide.

TECHNOLOGY

         Our storage router products are based on an architecture that combines our proprietary software and hardware designs using industry standard components. Our proprietary routing software intelligently examines data packet traffic to prioritize transmission and minimize network congestion in the flow of I/O transactions between servers and storage systems. This software also manages delays in data transmissions that result from variances in I/O speeds and provides accurate communication of transmission status to connected devices. Our software provides critical interoperability between diverse I/O computer protocols, supports rapid field deployment of new configurations and features, enables sharing of storage resources by multiple servers and can be adapted to new I/O protocols as they emerge. Additionally, our software is easily configurable and can be quickly adapted to varying customer requirements and computing environments. While our software architecture serves as the foundation for our current products, it is also designed to be able to accommodate several planned generations of new designs. Our hardware is the "engine" that provides basic performance and functionality such as operating speed, data movement, external device connectivity, network management interfaces and the ability to operate in extreme environmental conditions of temperature and humidity.

         We possess a high level of multi-disciplinary expertise encompassing I/O technologies, software design, operating systems, hardware and application specific integrated circuit design, and local and wide area network technologies, which we utilize to design, develop, manufacture and deliver our products. We believe that our combined expertise in each of these technologies provides us with a competitive advantage in the ability to develop new products on a timely basis, verify interoperability, expand our product features, and integrate additional I/O interfaces and functions.

I/O Technologies

         We believe that our I/O routing expertise is a critical factor in our ability to maintain our leadership position in storage routing. There are three key I/O technologies in use today for open systems and mainframe systems: SCSI and Fibre Channel in open systems (e.g., NetWare, Windows NT and Unix) and IBM's ESCON for mainframes. We employ a large number of engineers and technologists who have significant involvement in the evolution of these I/O technologies. Based on their expertise and our overall capabilities, we believe that we possess insight and understanding into the capabilities and limits of each new technology and the requirements for I/O routing. We initially chose to build our routers to interconnect SCSI and Fibre Channel technology, and we plan to evolve this interconnectivity into additional interfaces over time. As new I/O standards are developed, we expect to contribute to these developments and leverage our software and technical expertise in developing additional I/O routers. Such additional areas of focus include ATM, Gigabit Ethernet, TCP/IP and Infiniband, the recently announced successor to both NGIO and Future I/O.

Embedded Software Design

         We design, develop and test all of our own embedded software. As of October 31, 1999, our engineering staff included 34 software engineers with expertise in embedded software, management tools, software applications and graphical user interface development. We have considerable expertise in I/O protocol standards, error detection and recovery and support. The flexibility to modify our software to varying system configurations has enhanced our ability to rapidly achieve verified interoperability.

I/O Standards

         The Fibre Channel standards were drafted and are controlled by the ANSI X3T11 Technical Committee of the National Committee for Information Technology Standards. The Fibre Channel protocol, which allows storage transport via SCSI operations on the Fibre Channel transport, falls under the X3T10 Technical Committee. Our personnel have been and remain active members of these committees, and we have initiated and contributed significant efforts in both, including the FC-Tape proposal in X3T11 and the Extended Copy Command in the X3T10 committee. Upon completion of the merger of NGIO and Future I/O, we will become a member of the Infiniband Trade Association, the successor to both the NGIO Forum and the Future I/O Alliance. These standards efforts are directed at moving network capabilities into I/O architecture, which will further extend the complementary benefits and capabilities of I/O routers.

MANUFACTURING

         Our manufactured product contains printed circuit board assemblies which consist of the electronics that control the function of our product. The printed circuit board is assembled and tested by a contract manufacturer, who purchases the required components to meet demand in accordance with our purchase orders and six month forecast. During product final assembly and test, the printed circuit board is assembled with the remaining components (power supply, cables, enclosures, etc.) and tested to create the final product.

         To date, substantially all of our manufacturing process other than final assembly and test is outsourced to XeTel Corporation, a contract manufacturer. XeTel invoices us based on agreed prices and payment terms that are set forth in purchase orders issued by us. The pricing takes into account component costs, manufacturing costs and margin requirements. XeTel purchases the components for our products based upon our specifications; however, we assume the inventory risk and risk of loss for these components ordered on our behalf. In this process, we determine the components that are incorporated into our products and select the appropriate suppliers of the components. Recently, we have engaged another contract manufacturer, Solectron, to make our 4x50 family of products. We believe that this will enable us to reduce our reliance on XeTel. Our contract with XeTel can be terminated by either party with 90 days advance written notice.

         During September 1999, we transferred much of the final assembly and test portion of our product manufacturing process to our internal facilities. In connection with this transition, we have hired additional employees, purchased the necessary equipment, initiated customer qualification efforts and leased additional facilities. We believe that bringing our final assembly and test operations in-house will allow us to reduce our total per unit manufacturing costs and provide us with greater flexibility to respond to changes in customer demand. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and address changes as we deem necessary.

         Although we use standard parts and components for our products where possible, we and/or XeTel currently purchase several key components used in the manufacture of our products from single or limited sources. XeTel purchases the components used in the printed circuit board assemblies whereas we purchase the remaining components used during final assembly including the power supply, fan and chassis materials. We have an obligation to XeTel for portions of excess inventory arising from a sudden reduction in purchase orders by us to the extent it differs from the six month forecast which we supply to XeTel. Our principal single-source components include application specific integrated circuits, power supplies, licensed software and chassis.

RESEARCH AND DEVELOPMENT

         We believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the I/O routing market evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product features and performance. Development activities are conducted with extensive validation testing at both our company and at our major customers.

         Research and development programs that are currently underway focus on our I/O routing initiatives:

         o SCSI-to-Fibre Channel storage routing: Increased connectivity and port density, improved manageability, broader interoperability and higher performance products;

         o Active Fabric software: Modular software focused on the development of enhanced SAN features, including server-free backup, "intelligent" data management and data movement;

         o SAN-to-WAN I/O routing: Fibre Channel-to-asynchronous transfer mode router products to enable connectivity of multiple SANs over a wide area network; and

         o System I/O routing: Technology development focused on multi-protocol I/O routing products for Infiniband connecting to SCSI, Fibre Channel and asynchronous transfer mode.

         In developing our products, we recognize the importance of product compatibility with existing and emerging I/O standards. In particular, Intel has provided technical and consulting support to help us develop NGIO-enabled versions of our storage routers, and will continue to provide technical and consulting support for us in developing products based on the Infiniband standard. Four of our senior engineers are actively engaged in development of industry standards which allows us to focus our product strategies in areas that are aligned with those standards. Additionally, members of our development team have experience in developing and protecting intellectual property. We believe we have developed a strong intellectual property base in I/O routing and have filed patents in that regard.

         Our research and development expenses were $2.3 million and $5.3 million in fiscal 1998 and fiscal 1999, respectively. At October 31, 1999, we employed 34 software engineers and 16 hardware engineers.

OUR COMPETITION

         The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ATTO, Chaparral, Pathlight and, to some extent, Computer Network Technologies. In addition, we expect to face competition in the future from one or more of the following sources:

         o        OEMs, including our customers and potential customers;

         o        LAN router manufacturers;

         o storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems; and

         o        innovative start-up companies.

         As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. It is also possible that OEM customers could develop and introduce products competitive with our product offerings. Furthermore, we have licensed our 4200 storage router technology to

Hewlett-Packard, one of our OEM customers and a stockholder of our company. While to date this OEM has not introduced competitive products based on this technology, this OEM could potentially do so in the future.

         We believe the competitive factors in the storage router market include the following:

         o        OEM endorsement;

         o        product reliability and verified interoperability;

         o        customer service and technical support;

         o        product performance and features;

         o        brand awareness and credibility;

         o        ability to meet delivery schedules;

         o        strength of distribution channel; and

         o        price.

INTELLECTUAL PROPERTY

         We rely on a combination of patents, trademarks and trade secrets, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. Despite these precautions, the measures we undertake may not be adequate to protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to our products. We currently have one patent issued and 10 patent applications pending in the United States with respect to our technology. We also have five patents pending under the Patent Cooperation Treaty with the intent of filing in additional countries. One of our patent applications pending under the Patent Cooperation Treaty has a number of claims for which a favorable opinion of allowability has been provided by the International Preliminary Examining Authority. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology.

         We have issued a license to Hewlett-Packard for our 4200 storage router technology. This license allows Hewlett-Packard to create and incorporate into their own products modifications and derivative works of this licensed technology. This license expires in April 2001 but will automatically renew for successive one year periods after that date unless it is terminated by either party.

         We have registered the trademark "CROSSROADS" in the United States. We have filed trademark registration applications for "CROSSROADS SYSTEMS" and "ACTIVE FABRIC" in the United States. All other trademarks, service marks or trade names referred to in this prospectus are the property of their respective owners.

EMPLOYEES

         At October 31, 1999, we had 153 employees, with 50 engaged in research and development; 30 in manufacturing; 25 in sales; 21 in marketing and customer support; and 27 in administration, information technology, human resources and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Crossroads and our business. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company.

WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

         We have incurred significant losses in every fiscal quarter since the end of fiscal 1996 and expect to continue to incur losses in the future. As of October 31, 1999, we had an accumulated deficit of $13.4 million. Although our revenue has grown in recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenue to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses. We will need to generate significant revenue to achieve profitability. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

DUE TO OUR LIMITED OPERATING HISTORY AND THE UNCERTAIN DEVELOPMENT OF THE STORAGE AREA NETWORK MARKET, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

         We have generated product revenue for approximately three years and, thus, we have only a short history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the storage area network market in which we sell our products and other factors which are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenue. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, significant losses could result due to our higher expense levels.

WE HAVE EXPERIENCED AND EXPECT TO CONTINUE TO EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUE AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

         We have experienced and expect to continue to experience significant period-to-period fluctuations in our revenue and operating results due to a number of factors, and any such variations and factors may cause our stock price to fluctuate. Accordingly, you should not rely on the results of any past quarterly or annual periods as an indication of our future performance. It is likely that in some future period our operating result will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly.

         A number of factors may particularly contribute to fluctuations in our revenue and operating results, including:

         o the timing of orders from, and product integration by, our customers, particularly our original equipment manufacturer, or OEM, customers, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us;

         o the rate of adoption of storage area networks as an alternative to existing data storage and management systems;

         o the ongoing need for storage routing products in storage area network architectures;

         o deferrals of customer orders in anticipation of new products, services or product enhancements from us or our competitors or from other providers of storage area network products; and

         o the rate at which new markets emerge for products we are currently developing.

         In addition, potential and existing OEM customers often place initial orders for our products for purposes of qualification and testing. As a result, we may report an increase in sales or a commencement of sales of a product in a quarter that will not be followed by similar sales in subsequent quarters as OEMs conduct qualification and testing. This order pattern has in the past and could in the future lead to fluctuations in quarterly revenue and gross margins.

OUR BUSINESS IS DEPENDENT ON THE STORAGE AREA NETWORK MARKET WHICH IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

         Fibre Channel-based storage area networks, or SANs, were first deployed in 1997. As a result, the market for SANs and related storage router products has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations' computing systems is critical to our future success. Most of the organizations that potentially may purchase our products from our customers have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

         o educate potential OEM customers, distributors, resellers, system integrators and end-user organizations about the benefits of SANs and storage router technology, including, in particular, the ability to use storage routers with SANs to improve system backup and recovery processes;

         o maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators and end-user organizations;

         o predict and base our products on standards which ultimately become industry standards; and

         o achieve interoperability between our products and other SAN components from diverse vendors.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP IN A TIMELY MANNER NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE.

         We currently have only three principal products within our storage router product family that we sell in commercial quantities. In particular, sales of our 4100 product have accounted for the vast majority of our product revenue to date. In fiscal 1998 and fiscal 1999, sales of our 4100 product accounted for 50% and 66% of our product revenue. To reduce our dependence on the 4100 product, we must successfully develop and introduce to market new products and product enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance which could reduce our revenue.

         Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

         o growth of, and changing requirements of customers within, the SAN and storage router markets;

         o performance, quality, price and total cost of ownership of our products;

         o availability, performance, quality and price of competing products and technologies;

         o our customer service and support capabilities and responsiveness; and

         o successful development of our relationships with existing and potential OEM, distributor, reseller and system integrator customers.

WE DEPEND ON A LIMITED NUMBER OF OEM CUSTOMERS FOR THE VAST MAJORITY OF OUR REVENUE, AND THE LOSS OF OR SIGNIFICANT REDUCTION IN ORDERS FROM ANY KEY OEM CUSTOMER WOULD SIGNIFICANTLY REDUCE OUR REVENUE.

         In fiscal 1998 and 1999, approximately 90% and 85% of our revenue, respectively, was derived from six OEM customers. Furthermore, during fiscal 1998, our four largest customers -- ADIC, Compaq, Hewlett-Packard and StorageTek -- accounted for 25%, 20%, 16% and 14% of our total revenue, respectively. In fiscal 1999, revenue from Compaq and StorageTek represented 36% and 36% of our total revenue. We rely on OEMs as a primary distribution channel as they are able to sell our products to a large number of end-user organizations, which enables us to achieve broad market penetration, with limited sales, marketing and customer service and support resources from us. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

OUR OEM CUSTOMERS REQUIRE OUR PRODUCTS TO UNDERGO A LENGTHY AND EXPENSIVE QUALIFICATION PROCESS WHICH DOES NOT ASSURE PRODUCT SALES.

         Prior to offering our products for sale, our OEM customers require that each of our products undergo an extensive qualification process, which involves interoperability testing of our product in the OEM's system as well as rigorous reliability testing. This qualification process may continue for a year or longer. However, qualification of a product by an OEM does not assure any sales of the product to the OEM. Despite this uncertainty, we devote substantial resources, including sales, marketing and management efforts, toward qualifying our products with OEMs in anticipation of sales to them. If we are unsuccessful or delayed in qualifying any products with an OEM, such failure or delay would preclude or delay sales of that product to the OEM, which may impede our ability to grow our business.

DEMAND FOR OUR PRODUCTS DEPENDS SIGNIFICANTLY UPON THE NEED TO INTERCONNECT SCSI-BASED TAPE STORAGE SYSTEMS WITH FIBRE CHANNEL SANS, AND WE EXPECT TO FACE COMPETITION FROM MANUFACTURERS OF TAPE STORAGE SYSTEMS THAT INCORPORATE FIBER CHANNEL INTERFACES INTO THEIR PRODUCTS.

         In traditional computer networks, system backup is accomplished by transferring data from applications and databases over the servers used in the network to tape drives or other media where the data is safely stored. Tape storage devices generally rely on a SCSI connection to interface with the network in receiving and transmitting data. Our routers enable these SCSI-based storage devices to interface with the Fibre Channel-based components of the SAN. Because our routers allow communication between SCSI storage devices and a Fibre Channel SAN, organizations are able to effect their backup processes over the SAN rather than through the computer network, enabling the servers of the network to remain available for other computing purposes. We currently derive the majority of our revenue from sales of storage routers that are used to connect SCSI-based tape storage systems with SANs. The introduction of tape storage systems that incorporate Fibre Channel interfaces would enable tape storage devices to communicate directly with SANs, without using storage routers. We are aware that a number of manufacturers of storage systems, including several of our current customers, are developing tape storage systems with embedded Fibre Channel interfaces, with products expected to be introduced to market in the near future. If these or other manufacturers are successful in introducing Fibre Channel-based storage systems, demand for our storage router products would be materially reduced and our revenue would decline.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON UTILIZING EMERGING TECHNOLOGIES AND STANDARDS, AND ANY DELAY OR ABANDONMENT OF EFFORTS TO DEVELOP THESE TECHNOLOGIES OR STANDARDS BY INDUSTRY PARTICIPANTS, OR FAILURE OF THESE TECHNOLOGIES OR STANDARDS TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION.

         Our products are intended to complement other SAN products to improve the performance of computer networks by addressing the input/output bottlenecks that have emerged between the storage systems and the servers within a computing system. We have devoted and expect to continue to devote significant resources to developing products based on emerging technologies and standards that reduce input/output bottlenecks. A number of large companies in the computer hardware and software industries are actively involved in the development of new technologies and standards that are expected to be incorporated in our new products. Should any of these companies delay or abandon their efforts to develop commercially available products based on these new technologies and standards, our research and development efforts with respect to such technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if our products based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in less revenue for these products than we currently anticipate.

WE ARE SUBJECT TO INCREASED INVENTORY RISKS AND COSTS BECAUSE WE MANUFACTURE PRODUCTS IN ADVANCE OF BINDING COMMITMENTS FROM OUR CUSTOMERS TO PURCHASE OUR PRODUCTS.

         In order to assure availability of our products for some of our largest OEM customers, we manufacture products in advance of purchase orders from these customers based on forecasts provided by them. However, these forecasts do not represent binding purchase commitments and we do not recognize revenue for such products until the product is shipped to the OEM. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs and increased obsolescence and may increase our operating costs.

FAILURE TO EXPAND OUR DISTRIBUTION CHANNELS AND MANAGE OUR DISTRIBUTION RELATIONSHIPS COULD IMPEDE OUR FUTURE GROWTH.

         The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, resellers and system integrators, develop additional channels for the distribution and sale of our products and manage these relationships. As part of our growth strategy, we intend to expand our relationships with distributors, resellers and system integrators. The inability to successfully execute this strategy could impede our future growth.

THE LOSS OF OUR PRIMARY CONTRACT MANUFACTURER, OR THE FAILURE TO FORECAST DEMAND ACCURATELY FOR OUR PRODUCTS OR TO MANAGE OUR RELATIONSHIP WITH OUR PRIMARY CONTRACT MANUFACTURER SUCCESSFULLY, WOULD NEGATIVELY IMPACT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

         To date, we have relied on a third-party manufacturer, XeTel Corporation, to manufacture substantially all of our products on a purchase order basis. We do not have a long-term supply contract with XeTel and, therefore, XeTel is not obligated to manufacture products for us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. Although we believe that other providers of manufacturing services can adequately address our needs, we expect that it would take approximately three months to transition the performance of these services from XeTel to a new manufacturer. We generally place orders for products with XeTel approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from XeTel to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. XeTel has not provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

OUR PLANS TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS TO MARKET REQUIRES COORDINATION ACROSS OUR SUPPLIERS AND MANUFACTURERS, WHICH EXPOSES US TO RISKS OF DELAY OR POOR EXECUTION FROM A VARIETY OF SOURCES.

         We plan to introduce new products and product enhancements, which will require that we coordinate our efforts with those of our component suppliers and our contract manufacturer to rapidly achieve volume production. If we should fail to effectively manage our relationships with our component suppliers and our contract manufacturer, or if any of our suppliers or our manufacturer experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new component supplier or contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change suppliers, we may lose revenue and damage our customer relationships.

WE HAVE TRANSITIONED THE FINAL ASSEMBLY AND TEST PORTION OF OUR MANUFACTURING PROCESS TO AN IN-HOUSE FACILITY, WHICH HAS INCREASED OUR FIXED COSTS AND EXPOSED US TO INCREASED INVENTORY RISKS.

         In September 1999, we transitioned our final assembly and product test operations in-house. Our contract manufacturer previously performed these activities for us. Although we have personnel with prior experience in managing assembly and test operations, we have not previously assembled our products, and we may encounter difficulties and delays in establishing, maintaining or expanding our internal assembly and test capabilities. Our assembly and test operations also will require us to increase the number of our full-time and part-time employees, purchase additional equipment and maintain larger facilities, all of which will increase our fixed costs. If demand for our products does not support the effective utilization of these employees and additional facilities and equipment, we may not realize any benefit from replacing our contract manufacturer with internal final assembly and testing. Furthermore, internal final assembly and test operations requires us to manage and maintain the components used in our products at our facilities. A significant portion of this inventory will be useful only in the final assembly of our products. Any decrease in demand for our products could result in a substantial part of this inventory becoming excess, obsolete or otherwise unusable. If our internal final assembly and test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR CERTAIN KEY COMPONENTS, AND IF WE ARE UNABLE TO BUY THESE COMPONENTS ON A TIMELY BASIS, OUR DELAYED ABILITY TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS MAY RESULT IN REDUCED REVENUE AND LOST SALES.

         We currently purchase Fibre Channel application specific integrated circuits and other key components for our products from sole or limited sources. To date, most of our component purchases have been made in relatively small volumes. As a result, if our suppliers receive excess demand for their products, we likely will receive a low priority for order fulfillment as large volume customers will use our suppliers' available capacity. If we are delayed in acquiring components for our products, the manufacture and shipment of our products will also be delayed, which will reduce our revenues and may result in lost sales. We generally use a rolling six-month forecast of our future product sales to determine our component requirements. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. If we overestimate our component requirements, we may have excess inventory which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory which would delay our manufacturing and render us unable to deliver products to customers on a scheduled delivery date. We also may experience shortages of certain components from time to time, which also could delay our manufacturing. Manufacturing delays could negatively impact our ability to sell our products and damage our customer relationships.

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

         The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ATTO, Chaparral, Pathlight and, to some extent, Computer Network Technologies. In addition, our OEM customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We expect to face competition in the future from storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, as well as innovative start-up companies. For example, manufacturers of Fibre Channel hubs or switches could seek to include router functionality within their SAN products which would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers.

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS.

         Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

WE HAVE LICENSED OUR 4200 STORAGE ROUTER TECHNOLOGY TO A STOCKHOLDER THAT IS ALSO A KEY CUSTOMER, WHICH MAY ENABLE THIS CUSTOMER TO COMPETE WITH US.

         We have licensed our 4200 storage router technology to Hewlett-Packard. Hewlett-Packard is a stockholder of our company and a key customer. While Hewlett-Packard has not introduced to market any products competitive to ours that use the licensed technology, it could potentially do so in the future. Because Hewlett-Packard has vastly greater resources and distribution capabilities than Crossroads, it could establish market acceptance in a relatively short time frame for any competitive products that it may introduce, which, in turn, would reduce demand for our products from Hewlett-Packard and could reduce demand for our products from other customers.

WE EXPECT UNIT PRICES OF OUR PRODUCTS TO DECREASE OVER TIME, AND IF WE CANNOT INCREASE OUR SALES VOLUMES OUR REVENUE WILL DECLINE.

         Many of our agreements with OEM customers provide for decreases in the price of our products over time. In addition, we anticipate that, as products in the SAN market become standardized and more widely available, we may need to reduce the average unit selling price of our products in the future to respond to competitive pricing pressures or new product introductions by our competitors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volume, our revenue will decline.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUE.

         Networking products such as ours frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors have been found in the past and may be found from time to time in the future. In addition, our products include components from a number of third-party vendors. We rely on the quality testing of these vendors to ensure the adequate operation of their products. Because our products are manufactured with a number of components supplied by various third-party sources, should problems occur in the operation or performance of our products, it may be difficult to identify the source. In addition, our products are deployed within SANs from a variety of vendors. Therefore, the occurrence of hardware and software errors, whether caused by our or another vendor's SAN products, could adversely affect sales of our products. Furthermore, defects may not be discovered until our products are already deployed in the SAN. These errors also could cause us to incur significant warranty, diagnostic and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems. We are currently aware of a defect in a module purchased from a component supplier that was incorporated into some of our installed products. While we no longer include this module in new products, the existence of this defective module in our installed product base could result in product returns and future loss of business.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

         We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. In particular, due to the relatively early stage of our business, we believe that our future success is highly dependent on Brian R. Smith, our co-founder, chief executive officer and chairman of the board, to provide continuity in the execution of our growth plans. We do not have employment contracts with any of our key personnel. We have experienced difficulty in hiring engineers with appropriate qualifications in networking, routing and storage technologies and we may not be successful in attracting and retaining sufficient levels of such engineers to support our anticipated growth. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

TO MANAGE OUR GROWTH AND EXPANSION, WE PLAN TO RELOCATE TO NEW FACILITIES AND UPGRADE AND IMPLEMENT OUR ENTERPRISE RESOURCE PLANNING SYSTEM, WHICH MAY DISRUPT OUR BUSINESS.

         Our rapid growth in personnel and operations has placed, and will continue to place, a significant strain on our management and operational resources, including our physical facilities and enterprise resource planning system. We plan to continue to aggressively expand our operations to pursue existing and potential market opportunities. We plan to relocate our headquarters facility to a larger facility in the near future. In addition, we also are planning to replace our current enterprise resource planning system in 2000 in order to integrate manufacturing, resource planning and financial accounting. We expect these changes to be disruptive, time-consuming and expensive processes. If we are unsuccessful or experience delays in effecting these changes, our ability to effectively manage our operations may be compromised.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

         To date, a significant portion of our products that are purchased by OEMs are shipped to their end-user customers in international markets. We intend to open sales offices in international markets to focus on expanding our international sales activities in Europe and the Pacific Rim region. Our planned international sales growth will be limited if we are unable to expand our international sales channel relationships, hire additional personnel and develop relationships with international distributors, resellers, system integrators and service providers. We may not be able to maintain or increase international market demand for our products. Our international sales activities are subject to a number of risks, including:

         o increased complexity and costs of managing international operations;

         o protectionist laws and business practices that favor local competition in some countries;

         o multiple, conflicting and changing laws, regulations and tax schemes;

         o        longer sales cycles;

         o greater difficulty in accounts receivable collection and longer collection periods; and

         o        political and economic instability.

         To date, all of our sales to international customers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our customers to purchase, thus rendering them less competitive.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE.

         Our products rely on our proprietary technology, and we expect that future technological advancements made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our software, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where applicable laws may not protect our proprietary rights as fully as in the United States.

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS.

         In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. Although we have not been involved in intellectual property litigation, we may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

         o cease selling our products that use the challenged intellectual property;

         o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or

         o redesign those products that use infringing intellectual property or cease to use an infringing trademark.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

         As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. Although we are currently not subject to any agreement or letter of intent with respect to potential acquisitions, we have from time to time engaged in acquisition discussions with other parties. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

         o problems integrating the acquired operations, technologies or products with our existing business and products;

         o diversion of management's time and attention from our core business;

         o difficulties in retaining business relationships with suppliers and customers of the acquired company;

         o risks associated with entering markets in which we lack prior experience; and

         o        potential loss of key employees of the acquired company.

OUR PRODUCTS MUST CONFORM TO INDUSTRY STANDARDS IN ORDER TO BE ACCEPTED BY CUSTOMERS IN OUR MARKET.

         Our products comprise only a part of a SAN. All components of a SAN must uniformly comply with the same industry standards in order to operate efficiently together. We depend on companies that provide other components of the SAN to support prevailing industry standards. Many of these companies are significantly larger and more influential in effecting industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by OEM customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, our products may not achieve market acceptance which would adversely affect our business.

RESIDUAL YEAR 2000 ISSUES MAY DISRUPT OUR OPERATIONS, SUBJECT US TO LIABILITIES AND COSTS AND AFFECT THE TIMING OF OUR REVENUES.

         The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer controlled systems using two digits rather than four to define the applicable year. For example, software programs that have time-sensitive components may recognize a date represented as "00" as the year 1900 rather than the year 2000. In addition, programs may fail to recognize February 29, 2000 as a leap year date as a result of an exception to the calculation of leap years that will occur in the year 2000 and otherwise occurs only once every 400 years. The problem could result in miscalculations, data corruption, system failures or disruptions in operations.

         Because our products are used in connection with other products, residual Year 2000 problems affecting these products could cause our products to fail. If residual Year 2000 problems cause the failure of any of the technology, software or systems necessary to use our products or operate our business, we could lose customers, suffer significant disruptions on our business, lose revenues and incur substantial liabilities and expenses. We could also become involved in costly litigation resulting from Year 2000 problems. This could materially and adversely affect our business, financial condition and results of operations.

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

         At January 17, 2000, our executive officers and directors, and their respective affiliates, beneficially owned, in the aggregate, approximately 46% of our outstanding common stock. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of our company on terms which other stockholders may desire.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT, DELAY OR IMPEDE A CHANGE IN CONTROL OF US AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

         Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. We also are subject to the anti-takeover laws of the State of Delaware which may discourage, delay or prevent someone from acquiring or merging with us, which may adversely affect the market price of our common stock.

OUR STOCK PRICE MAY BE VOLATILE.

         The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors:

         o        actual or anticipated fluctuations in our operating results;

         o changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

         o changes in market valuations of other technology companies, particularly those that sell products used in SANs;

         o announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

         o introduction of technologies or product enhancements that reduce the need for storage routers;

         o        the loss of one or more key OEM customers; and

         o        departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

OF OUR TOTAL OUTSTANDING SHARES, 22,275,519, OR 84%, ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE. THIS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

         At January 27, 2000, we had 26,588,019 shares of common stock outstanding. This includes the 4,312,500 shares, which are currently freely tradeable, unless they are purchased by our "affiliates" as such term is defined in the Securities Act. The remaining 22,275,519 shares will become available for resale in the public market as shown in the chart below.


                                     % OF TOTAL
 NUMBER OF SHARES                SHARES OUTSTANDING      DATE OF AVAILABILITY FOR RESALE INTO THE PUBLIC MARKET
-----------------                ------------------      ------------------------------------------------------
    4,312,500                           16%              Immediately (except to the extent purchased by Dell or our affiliates).
   18,046,822                           69%              These shares will become freely tradeable on April 16,
                                                         2000 due to an agreement these stockholders have with the
                                                         underwriters of our initial public offering. However, the
                                                         underwriters can waive this restriction and allow these
                                                         stockholders to sell their shares at any time without
                                                         prior notice.
    4,228,697                           15%              These shares are restricted securities as defined in Rule
                                                         144 of the Securities Act, and will become freely
                                                         tradeable on a date after April 16, 2000, unless they are
                                                         purchased by our affiliates.


         As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

ITEM 2.  PROPERTIES.

         Our corporate headquarters facility consists of approximately 24,000 square feet in Austin, Texas. We lease our headquarters facility pursuant to a lease agreement that expires in December 2003. In fiscal 1999 we entered into a lease for our new corporate headquarters facility, consisting of 63,548 square feet in Austin, Texas, which will commence in April 2000. The lease for our new facility expires on January 31, 2006. We currently intend to terminate the lease for our existing headquarters facility shortly after we move to our new facility.

         Our final assembly and test facility of approximately 11,250 square feet is also located in Austin, Texas. The lease on this facility expires in June 2004.

         We also maintain sales offices, each with 400 square feet or less, in Boston, Massachusetts; Boulder, Colorado; and San Diego, California.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In the fourth quarter of fiscal 1999, our stockholders took action by written consent on two occasions:

     o On August 5, 1999, our stockholders approved the amendment of our certificate of incorporation to create a new series of preferred stock to be issued to investors in our Series E Preferred Stock financing.

     o On August 13, 1999, our stockholders approved the amendment of our certificate of incorporation to approve a stock divided and to authorize a sufficient number of shares to be sold by us in our initial public offering.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been quoted on the Nasdaq National Market under the symbol "CRDS" since our initial public offering on October 20, 1999. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated:


         FISCAL 1999                                                  HIGH           LOW
         -----------                                                 ------        ------
         Fourth Quarter    (October 20 to October 31, 1999)          $97.25        $65.00

         As of January 27, 2000, there were 26,588,019 shares of our common stock outstanding held by 183 stockholders of record.

         We have never declared or paid cash dividends on our capital stock. The Company currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

         During fiscal 1999, we issued an aggregate 2,534,112 shares of our common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $.08 to $18.00 per share) under our 1996 Stock Option/Stock Issuance Plan which were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and 1999 Stock Incentive Plan which were registered pursuant to a Registration Statement on Form S-8. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of our consolidated financial statements and the notes to those statements included in Item 14 of this Form 10-K. The consolidated balance sheet data at October 31, 1998 and 1999 and the consolidated statement of operations data for the fiscal years ended October 31, 1997, 1998 and 1999 have been derived from audited consolidated financial statements included in item 14 of this Form 10-K. The consolidated balance sheet data as of October 31, 1997 and the consolidated statement of operations data for the year ended October 31, 1996 have been derived from audited consolidated financial statements not included in this Form 10-K. The consolidated balance sheet data at October 31, 1995 and 1996 and the consolidated statement of operations data for the period from May 1, 1995 (inception) to October 31, 1995 have been derived from unaudited consolidated financial statements not included in this Form 10-K.



                                          PERIOD FROM
                                          MAY 1, 1995
                                          (INCEPTION)          FISCAL YEAR ENDED OCTOBER 31,
                                         TO OCTOBER 31,   --------------------------------------
                                              1995        1996       1997        1998       1999
                                         --------------   ----       ----        ----       ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
     OPERATIONS DATA:
Revenue:
    Product revenue ....................   $     15    $    160    $    821    $  2,930    $ 18,859
    Other revenue ......................        270         332         188         279          65
                                           --------    --------    --------    --------    --------
        Total revenue ..................        285         492       1,009       3,209      18,924
Cost of revenue ........................        160         170         465       1,911      10,946
                                           --------    --------    --------    --------    --------
Gross profit ...........................        125         322         544       1,298       7,978
                                           --------    --------    --------    --------    --------
Operating expenses:
    Sales and marketing ................         --          --         641       2,461       4,409
    Research and development ...........         --         291       1,329       2,336       5,271
    General and administrative .........         52         235       1,323       1,896       2,597
    Amortization of stock-based
    compensation .......................         --          --          --          41       1,205
                                           --------    --------    --------    --------    --------
        Total operating expenses .......         52         526       3,293       6,734      13,482
                                           --------    --------    --------    --------    --------
Income (loss) from
    operations .........................         73        (204)     (2,749)     (5,436)     (5,504)
Other income (expense), net ............         (3)         (8)         56          82         319
                                           --------    --------    --------    --------    --------
Net income (loss) ......................         70        (212)     (2,693)     (5,354)     (5,185)
Accretion on redeemable
    convertible preferred stock ........         --          --         (58)       (196)       (247)
                                           --------    --------    --------    --------    --------
Net income (loss) attributable
    to common ..........................   $     70    $   (212)   $ (2,751)   $ (5,550)   $ (5,432)
                                           --------    --------    --------    --------    --------
Basic and diluted net loss per
    share                                              $  (0.04)   $  (0.46)   $  (0.90)   $  (0.74)
                                                       --------    --------    --------    --------
Shares used in computing basic
      and diluted net loss per share                      6,000       6,000       6,146       7,378
                                                       --------    --------    --------    --------


                                                                OCTOBER 31,
                                           -------------------------------------------------------
                                             1995        1996       1997        1998       1999
                                           --------     ------    --------    --------    --------
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Cash, cash equivalents and short-
term investments .......................   $     31     $   --    $  6,063    $  3,934    $ 80,820
Working capital ........................         99       (168)      5,757       4,461      83,165
Total assets ...........................        127        150       7,615       7,187      91,730
Long-term debt, net of current
portion ................................         41         82         301         591       1,325
Redeemable convertible
preferred stock ........................         --         --       9,277      13,438          --
Total stockholders' equity
(deficit) ..............................         85       (124)     (2,875)     (8,347)     84,885

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear in Item 14 of this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and in this section entitled "Additional Factors That May Affect Future Results" in Item 1 of this Form 10-K.

OVERVIEW

         We are the leading provider of storage routers for storage area networks, based on our market share of storage routers shipped. Storage routers are computer equipment that organizations use to connect servers and storage systems together in a storage area network, or SAN. A SAN is a high speed computer network that facilitates data transfers among servers and storage systems using high performance data communications that follow the industry-accepted rules and conventions, which are commonly referred to as computer protocols. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data.

         Our company was originally formed in 1995 as Infinity Commstor, LLC, a Texas limited liability company. In 1996, Infinity Commstor was merged into a newly formed Delaware corporation, which became Crossroads Systems, Inc., with operations conducted through a wholly owned Texas corporation subsidiary. Since mid-1996, our operating activities have related primarily to increasing our research and development capabilities, designing, developing and marketing our storage routers, staffing our administrative, marketing and sales organizations and establishing relationships with OEMs and distributors, resellers and system integrators. We began shipping our first product, the Crossroads 4100 storage router, to OEMs for their evaluation in July 1997. Prior to that time, our revenue was derived principally from consulting services related to the implementation of Fibre Channel components and from the sale of a software developer's kit used to deploy Fibre Channel systems. Since the introduction of our 4100 product, we have expanded our storage router product line and sold approximately 7,300 storage routers.

         To date, we have derived substantially all of our product revenue from sales of storage routers to server and storage system OEMs. To a lesser extent, we have sold products to distributors, resellers and system integrators. Our OEM customers are ADIC, ATL Products, Compaq, Dell, Exabyte, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, INRANGE, McDATA and StorageTek. A few OEM customers historically have accounted for a substantial portion of our revenue. During fiscal 1998, our four largest customers -- ADIC, Compaq, Hewlett-Packard and StorageTek -- accounted for 25%, 20%, 16% and 14% of our total revenue, respectively. During fiscal 1999, sales to Compaq and StorageTek accounted for 36% and 36% of our total revenue. No other customer accounted for more than 10% of our total revenue in these periods. While we currently sell products to all of our OEM customers, we do not have contracts with Compaq or with some of our other customers. Although none of our customers is obligated to purchase minimum quantities of our products, we seek to enter into contracts in order to provide a framework for our customer relationships. Generally, our contracts require our customers to provide us with forecasts to assist us in our planning and ordering process. They also specify payment terms, allocate liability for potential third party claims and provide for other terms governing the legal rights of the parties.

         In the past we have experienced fluctuation in the timing of orders from our OEM customers, and we expect to continue to experience these fluctuations in the future. These fluctuations have resulted from, among other things, OEM customers placing initial orders for our products for purposes of qualification and testing. As a result, we may report an increase in sales or a commencement of sales of a product in a quarter that will not be followed by similar sales in subsequent quarters as OEMs conduct qualification and testing.

         A key element of our growth strategy is to expand our sales channels. To this end, we have established relationships with a number of distributors, resellers and system integrators, including Andataco, Bell Microproducts, Cranel, Datalink and Pinacor. Although we anticipate that revenue derived from sales to distributors, resellers and system integrators will increase as a percentage of our total revenue in future periods, we expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future.

         Substantially all of our product revenue has been derived from sales of a limited number of our storage router products. In particular, our first generation product -- the 4100 -- has accounted for 50% and 66% of our product revenue in fiscal 1998 and 1999, respectively. Moreover, although we negotiate the prices for our products on an individual basis with each of our OEM customers, many of our current agreements with our OEM customers include provisions that require reductions in the sales price for our products over time. We believe that this practice is common within our industry. To date, our agreements with OEM customers, including our largest customers, provide for quarterly reductions in pricing on a product-by-product basis ranging from 8% to 15% annually, with the actual discount determined according to the volume potential expected from the customer, the OEM's customer base, the credibility the OEM may bring to our solution, additional technology the OEM may help us incorporate with our product and other Crossroads products the OEM supports. Notwithstanding, the decreases in our average selling prices of our older products has been offset by higher average selling prices for our newer products, as well as sales to distributors, resellers and system integrators where price decreases are not generally required. Nonetheless, we could experience declines in our average unit selling prices for our products in the future, especially if our newer products do not receive broad market acceptance or if our efforts to increase sales to distributors, resellers and system integrators are not successful. In addition, declines in our average selling prices may be more pronounced should we encounter significant pricing pressures from increased competition within the storage router market.

         With respect to sales of our products to OEMs, we recognize product revenue when products are shipped to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At October 31, 1999, our deferred revenue totaled $116,700. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

         To date, we have outsourced substantially all of our manufacturing requirements to XeTel Corporation, a contract manufacturer, and a significant portion of our cost of revenue historically has consisted of payments to that manufacturer. In September 1999, we transitioned the final assembly and test portion of our manufacturing process from our contract manufacturer to an in-house facility. In connection with this transition, we have incurred one-time charges of $239,100 in moving and operating expenses, including our planned customer qualification efforts, and $280,500 in purchased equipment and leasehold improvements. Beginning in September 1999, we have incurred and expect to continue to incur monthly charges of $61,500 related to rent, payroll and other operating expenses. During the transition period, our manufacturing costs increased, and our gross margin decreased, as we incurred costs of final assembly and test performed both by us and our contract manufacturer. We believe that bringing final assembly and test operations in-house will allow us to reduce our total manufacturing costs on a per unit basis and provide us with greater flexibility to respond to changes in customer demand. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and effect appropriate changes to our manufacturing processes.

         In connection with the grant of stock options to our employees and directors, we recorded deferred compensation during fiscal 1998 and 1999 aggregating approximately $5.0 million. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, generally four years. Of the total deferred compensation amount, $1,246,000 has been amortized as of October 31, 1999. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the remaining amounts of deferred compensation as of October 31, 1999 in the periods indicated:


                 November 1, 1999 to October 31, 2000             $ 2,263,000
                 November 1, 2000 to October 31, 2001                 950,000
                 November 1, 2001 to October 31, 2002                 425,000
                 November 1, 2002 to July 31, 2003..                   80,000
                                                                  -----------
                                                                  $ 3,718,000
                                                                  ===========

         We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $13.4 million at October 31, 1999. Moreover, we anticipate that we will continue to incur net losses on both a quarterly and annual basis for the foreseeable future, in part due to our plans to devote substantial resources to expand our sales and marketing and research and development activities.

         As of October 31, 1999, we had approximately $10.5 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history.

RESULTS OF OPERATIONS

         The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue.


                                             FISCAL YEAR ENDED OCTOBER 31,
                                             -----------------------------
                                               1997      1998      1999
                                              ------    ------    ------
Revenue:
  Product revenue ...........................   81.4%     91.3%     99.7%
  Other revenue .............................   18.6       8.7       0.3
                                              ------    ------    ------
          Total revenue .....................  100.0     100.0     100.0
Cost of revenue .............................   46.1      59.6      57.8
                                              ------    ------    ------
Gross margin ................................   53.9      40.4      42.2
                                              ------    ------    ------
Operating expenses:
  Sales and marketing .......................   63.5      76.7      23.3
  Research and development ..................  131.7      72.7      27.9
  General and administrative ................  131.2      59.1      13.7
  Amortization of stock-based compensation ..     --       1.3       6.4
                                              ------    ------    ------
          Total operating expenses ..........  326.4     209.8      71.3
                                              ------    ------    ------
Loss from operations ........................ (272.5)   (169.4)    (29.1)
Other income (expense) ......................    5.6       2.6       1.7
                                              ------    ------    ------
Net loss .................................... (266.9)%  (166.8)%   (27.4)%
                                              ======    ======    ======

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 1997, 1998 AND 1999

         Revenue. Our total revenue increased 218% from $1.0 million in fiscal 1997 to $3.2 million in fiscal 1998, and increased 490% to $18.9 million in fiscal 1999.

         Product revenue. Product revenue increased 257% from $821,000 in fiscal 1997 to $2.9 million in fiscal 1998, and increased 544% to $18.9 million in fiscal 1999. As a percentage of total revenue, product revenue increased from 81% in fiscal 1997 to 91% in fiscal 1998, and to 99.7% in fiscal 1999. The increases in product revenue resulted from the introduction of our 4100 and 4200 products in fiscal 1997 and 1998, respectively, and increases in product sales to significant OEM customers of $2.9 million and $16.0 million in fiscal 1998 and 1999, respectively.

         Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 49% from $188,000 in fiscal 1997 to $279,000 in fiscal 1998, and decreased 77% to $65,000 in fiscal 1999. The increase in fiscal 1998 was due to the nonrecurring license of a product design for $150,000 in that period. We do not anticipate significant other revenue in the future.

         Cost of revenue and gross margin. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead and warranty costs. Cost of revenue increased 311% from $465,000 in fiscal 1997 to $1.9 million in fiscal 1998, and increased 473% to $10.9 million in fiscal 1999. These increases were primarily due to increases in unit sales volume and a corresponding increase in costs related to manufacturing. Gross profit increased 139% from $544,000 in fiscal 1997 to $1.3 million in fiscal 1998, and 515% to $8.0 million in fiscal 1999. The increase was primarily due to increased product revenue in each of these periods. Gross margin decreased from 54% in fiscal 1997 to 40% in fiscal 1998, and increased to 42% in fiscal 1999. The decrease in gross margin in fiscal 1998 resulted from a decrease in the percentage of total revenue attributable to higher margin license revenue. In fiscal 1999, gross margin was negatively impacted by the absence of material license revenue, a decline in weighted average unit selling prices pursuant to contractually agreed price reductions with certain OEM customers, costs incurred in anticipation of establishing in-house final assembly and test operations, and, to a lesser extent, changes in our customer and product mix.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased from $641,000 in fiscal 1997 to $2.5 million in fiscal 1998, and increased 79% to $4.4 million in fiscal 1999. The significant increase in sales and marketing expenses in fiscal 1998 was primarily due to the hiring of additional sales and marketing personnel of $1.1 million and increased sales and marketing activities resulting in an increase of $400,000. The increase in sales and marketing expenses in fiscal 1999 was primarily due to the hiring of additional sales and marketing personnel resulting in approximately $1.7 million of increased compensation expense and increased commissions of $334,000 commensurate with greater sales. As a percentage of total revenue, sales and marketing expenses increased from 64% in fiscal 1997 to 77% in fiscal 1998 and decreased to 23% in fiscal 1999. We anticipate that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of total revenue, due to the planned expansion of our sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

         Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development and prototyping expenses. Research and development expenses increased 76% from $1.3 million in fiscal 1997 to $2.3 million in fiscal 1998, and increased 126% to $5.3 million in fiscal 1999. The increases primarily consisted of $500,000 for salaries and expenses from the hiring of additional research and development personnel during fiscal 1998 and product development and prototyping costs of $400,000 related to the development of our 4200 product in fiscal 1998. In fiscal 1999, the increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $2.0 million of increased compensation expense and increased prototyping costs related to the development of our 4200 product. As a percentage of total revenue, research and development expenses decreased from 132% in fiscal 1997 to 73% in fiscal 1998, and decreased to 28% in fiscal 1999. The decrease in fiscal 1998 and 1999 was primarily due to substantially higher revenue in each of these fiscal years. Research and development personnel totaled 22 at October 31, 1998 and 58 at October 31, 1999. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

         General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses and insurance costs. General and administrative expenses increased 43% from $1.3 million in fiscal 1997 to $1.9 million in fiscal 1998, and 37% to $2.6 million in fiscal 1999. The significant increases in general and administrative expenses were primarily due to the hiring of administrative personnel resulting in increased compensation expense and associated costs of $240,000 and $770,000 in fiscal 1998 and 1999, respectively, which were necessary to manage and support the growth in our business. As a percentage of total revenue, general and administrative expenses decreased from 131% in fiscal 1997 to 59% in fiscal 1998, and decreased to 14% in fiscal 1999. These decreases as a percentage of total revenue were primarily due to substantially higher revenue in each of these fiscal years. . We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate growth, add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity at October 31, 1999 consisted of $61.3 million in cash and cash equivalents, $19.5 million in short-term investments and our bank credit facility. The credit facility, as amended and restated in September 1999, includes a revolving line of credit providing borrowings up to the lesser of (a) $2.5 million or (b) 80% of eligible accounts receivable plus 25% of eligible inventories; and an equipment loan agreement providing for financing up to $1.9 million. Borrowings under the revolving line of credit bear interest at the bank's prime rate, which was 8.25% at October 31, 1999, and are secured by our accounts receivable and inventories. Term loan financing available to us under the equipment loan agreement bears interest at the bank's prime rate plus 0.5%, is secured by the related capital equipment and is payable through June 30, 2003. The line of credit and the equipment loan agreement expire in August 2000. The line of credit and equipment loan agreement contain provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. We entered into a modification letter with our bank in July 1999 to revise an operating covenant in our loan agreements to bring us into compliance with the terms of our loan agreements. Prior to such modification, we were in default of a provision of our loan agreements. As of October 31, 1999, there were borrowings of approximately $1.3 million outstanding under the revolving line of credit and approximately $1.1 million of term loans outstanding.

         Our bank credit facility requires that we comply with the following financial covenants:

         o a quick ratio of at least 1.50-to-1.00 ("quick ratio" being defined as the ratio of our consolidated, unrestricted cash; cash equivalents; net billed accounts receivable; and investments with maturities of fewer than twelve months to our current liabilities);

         o a debt-to-tangible net worth ratio of not more than 1.00-to-1.00; and

         o a liquidity coverage-to-debt service ratio of not less than 1.50-to-1.00 ("liquidity coverage" being defined as cash plus 80% of accounts receivable eligible for borrowings).

Additionally, the credit facility requires that we operate at a profit in each fiscal quarter; however, we are allowed a loss which may not exceed $2.9 million in each of the fiscal quarters ending October 31, 1999, January 31, 2000 and April 30, 2000; $2.3 million in the fiscal quarter ending July 31, 2000; and $1.5 million in the fiscal quarter ending October 31, 2000. During December 1999, we paid all outstanding obligations under our bank credit facility.

         During fiscal 1997, cash utilized by operating activities was $2.7 million, compared to $5.8 million in fiscal 1998 and $5.8 million in fiscal 1999. The increases in net cash utilized reflected increased losses from operations, working capital required to fund the expansion of our operations and increases in inventories and accounts receivable.

         During fiscal 1997, cash provided by financing activities was $9.5 million compared to $4.6 million in fiscal 1998 and $85.1 million in fiscal 1999. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which amount includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August
1999), product sales and, to a lesser extent, bank debt.

         During fiscal 1997, cash used in investing activities was $809,000 compared to $3.2 million in fiscal 1998 and $19.6 million in fiscal 1999. Capital expenditures were $719,000 in fiscal 1997, $956,000 in fiscal 1998 and $2.3 million in fiscal 1999. These expenditures reflect our investments in computer equipment, test equipment, software development tools and leasehold improvements, all of which were required to support our business expansion. We anticipate capital expenditures through fiscal 2000 of at least $9.7 million to fund our purchase of a new enterprise resource planning system; leasehold improvements; costs associated with the transition to an in-house facility of the final assembly and test portions of our manufacturing process, including modification to our facilities and test and other manufacturing equipment; and equipment and software to support our projected growth in personnel.

         We believe the net proceeds we received from our initial public offering, together with our existing cash balances, the net proceeds from the sale of our Series E preferred stock and our credit facilities, will be sufficient to meet our capital requirements through at least the next 12 months. However, we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Although we are currently not a party to any agreement or letter of intent with respect to a potential acquisition or strategic arrangement, we may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

YEAR 2000 COMPLIANCE

         Impact of the Year 2000 computer problem. Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in an interruption in the flow of materials into the manufacturing process, a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems. Failures of our internal systems could temporarily prevent us from processing orders, issuing invoices, and developing products, and could require us to devote significant resources to correct such problems.

         To date, we have not experienced any Year 2000 issues with any of our internal systems or our products, and we currently do not expect to experience any such issues in the future.

         Our Year 2000 compliance program. Our Year 2000 compliance program is based on the program adopted by the U.S. Government Accounting Office. The program is divided into six phases: awareness, assessment, renovation, validation, implementation and monitoring. The program covers our information technology systems, non-information technology systems and embedded technology. We substantially completed the implementation phase in December 1999 and are currently in the monitoring stage.

         State of readiness of our products. We have tested our existing products for use in the year 2000 and beyond, and believe that using our products as documented should not cause any Year 2000 related issues. While we believe our products are Year 2000 compliant, it is impractical for us to test all of our products in every computer environment or with all available combinations of our products with products and components of our customers and third-party suppliers of SAN products. As a result, there may be situations where our products, when implemented in an organization's computing system with products and components supplied by third parties, could result in Year 2000 issues for that organization, some of which may not be discovered until later in the year 2000.

         State of readiness of our internal systems. Our business may be affected by Year 2000 issues related to non-compliant internal systems developed by us or by third-party vendors. We identified one internal system that required an upgrade to be Year 2000 compliant and one of our enterprise systems utilizes a database system that required an upgrade to be Year 2000 compliant.

         State of readiness of our facilities. The operation of our facilities also depends upon the computer-controlled systems of third parties such as suppliers and service providers. We believe that absent a systemic failure outside our control, such as a prolonged loss of electrical or telephone service, Year 2000 problems of these third parties will not have a material impact on our operations. Our facilities use limited embedded technology and the failure of that technology is not expected to have a material impact on our operations.

         State of readiness of key third parties. We believe that our third-party suppliers are sensitive to the need to be Year 2000 compliant. As part of the assessment phase of our Year 2000 program, we requested written assurances from our third-party suppliers that they are Year 2000 compliant. We received responses from many of our third party suppliers indicating that they are Year 2000 compliant. However, there are only eight suppliers who could pose significant problems to us if there was a Year 2000 event to interrupt deliveries. They are AMP Inc., Austin Foam, Hewlett-Packard, IBM, LSI Logic, Sterling Commerce, Tenere Inc. and Tyrex Corporation. Four of these, Hewlett-Packard, IBM, Sterling Commerce and Tyrex, responded with letters of compliance. In any event, we cannot assure you that a court would find any of these written assurances legally enforceable in the event they proved to be inaccurate. If we identify a material Year 2000 compliance issue with a third-party supplier, we will work with that supplier to resolve the issue or source the parts or services from a supplier that is Year 2000 compliant.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We do not currently engage or plan to engage in derivative instruments or hedging activities.

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB No. 101 did not have a material impact on the financial statements of the Company.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

         Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

         We invest its cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

         Interest income on our investments is carried in "Other income, net." We account for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as held to maturity under SFAS 115.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of 90 days, we intend to liquidate such securities within one year. The weighted-average interest on investment securities at October 31, 1999 was 5.68%. The fair value of securities held at October 31, 1999 was $79.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is included in Part IV Item 14
(a)(1) and (2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning our executive officers and directors:


NAME                                   AGE   POSITION(S)
------------------------------------   ---   -----------
  Brian R. Smith.............          34    Chief Executive Officer and Chairman of the Board of Directors
  James H. Moore.............          61    President and Chief Operating Officer
  Reagan Y. Sakai............          40    Vice President, Chief Financial Officer, Secretary and Treasurer
  Robert F. LiVolsi..........          47    Senior Vice President of Sales and Marketing
  John R. Middleton..........          42    Vice President of Engineering
  Allen E. Sockwell..........          40    Vice President of Human Resources
  Richard D. Eyestone(1).....          53    Director
  Wo Overstreet(1)...........          49    Director
  David L. Riegel(2).........          61    Director
  William P. Wood(2).........          44    Director

------------------
(1) Member of the compensation committee
(2) Member of the audit committee

         Brian R. Smith, a co-founder of Crossroads, has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in April 1995. From inception until October 1997, Mr. Smith also served as our President. From October 1994 to April 1995, Mr. Smith was President of a consulting services company. From January 1985 to October 1994, Mr. Smith held various development and management positions at IBM. Among other things, he led the development of IBM's Fibre Channel products and FDDI products and worked on several ESCON projects. He was also a technical representative for IBM on the Fibre Channel Systems Initiative for TCP/IP and SCSI. Mr. Smith has served on the American National Standards Institute committee developing many Fibre Channel standards since 1992. Mr. Smith holds a B.S.E.E. from the University of Cincinnati and an M.S.E.E. from Purdue University.

         James H. Moore has served as our President and Chief Operating Officer since October 1997. From October 1996 to October 1997, Mr. Moore served as Vice President and General Manager at Cirrus Logic, a linear circuit and mixed-signal chip manufacturer. From October 1993 to October 1996, Mr. Moore served as a Director of Computer Products at Analog Devices, an integrated circuit manufacturer. From 1966 to 1990, Mr. Moore was employed by Texas Instruments where he last served as Vice President-- General Manager for Texas Instruments-Mexico. Mr. Moore holds a B.S.E.E. from Christian Brothers University and an M.B.A. from Southern Methodist University.

         Reagan Y. Sakai has served as our Vice President, Chief Financial Officer, Secretary and Treasurer since May 1999. From August 1996 to April 1999, he served as the Director of Corporate Finance and as Division Controller of the Eagle Product Division at Exabyte, a public data storage company. From April 1994 to July 1996, he served as Director of Corporate Financial Planning and Analysis at Maxtor, a disk drive company. Prior to that, he held various management positions at McDATA and StorageTek. Mr. Sakai holds a B.S. in finance and an M.B.A., both from the University of Colorado.

         Robert F. LiVolsi has served as our Vice President of Sales and Marketing since April 1998. From August 1995 to January 1998, Mr. LiVolsi was Vice President and General Manager of the Eagle Division at Exabyte Corporation. From February 1991 to August 1995, Mr. LiVolsi served as Vice President of Sales and Marketing for Hewlett-Packard's Colorado Memory Systems subsidiary. Mr. LiVolsi holds a B.A. in political science from Kent State University.

         John R. Middleton has served as our Vice President of Engineering since July 1999. From February 1997 to July 1999, Mr.

Middleton served as our Senior Director of Engineering. From November 1995 to January 1997, Mr. Middleton served as an Engineering Manager at Compaq, where he managed the development of LAN switches and hubs. From July 1992 to November 1995, he served as an Engineering Manager at Thomas-Conrad Corporation, a networking company. Mr. Middleton holds a B.S.E.E. from the University of Texas at Austin.

         Allen E. Sockwell joined us as our Vice President of Human Resources in September 1999. From October 1998 to August 1999, Mr. Sockwell served as Vice President of Human Resources, and from February 1996 to October 1998 as Director of Human Resources, at Compaq, where he managed human resources activities for Compaq's global supply chain management and manufacturing operations. From June 1982 to February 1996, Mr. Sockwell was employed by IBM where he last served as Manager of Human Resources for a semiconductor design and fabrication facility. Mr. Sockwell holds a B.S. in general management from Purdue University.

         Richard D. Eyestone has served as a member of our board of directors since May 1999. From 1993 to September 1996, Mr. Eyestone was employed at Bay Networks as Vice President of Sales and, from September 1996 to September 1998, as Senior Vice President of Market and Product Management. Mr. Eyestone currently serves on the board of directors of eSoft, Inc. and several private companies. Mr. Eyestone holds a B.S.E. in education from Drake University and an M.B.A. from the University of Iowa.

         Wo Overstreet has served as a member of our board of directors since March 1997. Since January 1998, Ms. Overstreet has served as the President and Chief Executive Officer of Creative Design Solutions, a network-attached storage solution company. From December 1995 to September 1997, she served as Vice President of Corporate Development and Vice President of Marketing and Sales of McDATA, a subsidiary of EMC Corporation. From February 1992 to May 1995, Ms. Overstreet served as a senior staff member for the Chief Operating Officer of Exabyte. Ms. Overstreet serves on the board of directors of several private companies. Ms. Overstreet holds a B.A. in philosophy and math from John Carroll University.

         David L. Riegel has served as a member of our board of directors since November 1997. From November 1992 to September 1997, Mr. Riegel served as Chief Operating Officer of Exabyte Corporation. Mr. Riegel has served on the board of directors of Bolder Technologies Corporation, an energy technology company involved in the development of rechargeable battery systems, since May 1992. Mr. Riegel holds a B.S.E.E. from Purdue University.

         William P. Wood has served as a member of our board of directors since December 1996. Since 1984, Mr. Wood has been a general partner and, for funds created since 1996, a special limited partner, of various funds associated with Austin Ventures, a venture capital firm located in Austin, Texas. Mr. Wood serves on the board of several private companies. Mr. Wood holds a B.A. in history from Brown University and an M.B.A. from Harvard University.

BOARD COMMITTEES AND MEETINGS

         The Board of Directors held 11 meetings and acted by unanimous written consent 2 times during fiscal 1999. The Board of Directors has an Audit Committee and a Compensation Committee. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors, and (ii) the total number of meetings held by all committees of the Board on which such director served during fiscal 1999.

         The audit committee reports to the board of directors with regard to the selection of our independent auditors, the scope of our annual audits, fees to be paid to the auditors, the performance of our independent auditors, compliance with our accounting and financial policies, and management's procedures and policies relative to the adequacy of our internal accounting controls. The members of the audit committee are Messrs. Riegel and Wood. Their were no audit committee meetings held during fiscal 1999.

         The compensation committee reviews and makes recommendations to the board regarding our compensation policies and all forms of compensation to be provided to our directors, executive officers and certain other employees. In addition, the compensation committee reviews bonus and stock compensation arrangements for all of our other employees. The compensation committee also administers our stock option and stock purchase plans. The members of the compensation committee are Mr. Eyestone and Ms. Overstreet. The compensation committee held 2 meetings during fiscal 1999.

DIRECTOR COMPENSATION

         Directors currently do not receive any fees from us for their service as directors, although by resolution of the board, they may receive a fixed sum and reimbursement for expenses in connection with their attendance at board and committee meetings or a stated salary.

         In August 1999, the disinterested members of our board of directors accelerated the vesting of all unvested stock options of Ms. Overstreet and Mr. Riegel. 29,063 options held by Ms. Overstreet and 31,876 options held by Mr. Riegel became immediately vested.

         Non-employee directors will receive option grants at periodic intervals under the automatic option grant program of our 1999 Stock Incentive Plan. Non-employee and employee directors will also be eligible to receive option grants under the discretionary option grant program of the 1999 plan. Under the automatic option grant program, each individual who first becomes a non-employee board member will receive an option grant to purchase 15,000 shares of common stock on the date such individual joins the board. In addition, on the date of each annual stockholders meeting, each non-employee board member who continues to serve as a non-employee board member will automatically be granted an option to purchase 5,000 shares of common stock, provided such individual has served on the board for at least six months.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table provides the total compensation paid to our chief executive officer and our other executive officers whose compensation (salary and bonus) exceeded $100,000 in fiscal 1999.

                           SUMMARY COMPENSATION TABLE


                                                                                                        LONG-TERM
                                                                                                      COMPENSATION
                                                                 ANNUAL COMPENSATION                  ------------
                                                         -------------------------------------------
                                                                                                        SECURITIES
                                                                                      OTHER ANNUAL      UNDERLYING   ALL OTHER
     NAME AND PRINCIPAL POSITION                         YEAR   SALARY ($) BONUS ($)  COMPENSATION ($)   OPTIONS    COMPENSATION
-----------------------------------                      ----   ---------- ---------  ---------------   ----------  ------------
Brian R. Smith ...................................       1999   $150,000         --         --                --    $    405(1)
  Chief Executive Officer ........................       1998    150,000   $  2,000         --                --         405(1)
James H. Moore ...................................       1999    200,000         --         --            90,000    $  1,015(2)
  President and Chief Operating Officer ..........       1998    200,000         --         --           570,000       1,015(2)
Robert F. LiVolsi ................................       1999    175,000     51,266         --            60,000          --
  Senior Vice President of Sales and Marketing ...       1998    100,849      9,420         --           187,500          --
T. Dale Quisenberry(3) ...........................       1999    120,000         --         --                --          --
  Vice President .................................       1998    120,000         --         --                --          --

---------------

(1) Represents the amount we paid in premiums for a life insurance policy for Mr. Smith.
(2) Represents the amount we paid in premiums for a life insurance policy for Mr. Moore.
(3) Mr. Quisenberry served as an executive officer in fiscal 1998. He ceased to be an executive officer in March 1999.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information concerning individual grants of stock options made during fiscal 1999 to each of our executive officers named in the Summary Compensation Table. We have never granted any stock appreciation rights.

         The exercise prices represent our board's estimate of the fair market value of the common stock on the grant date. In establishing these prices, our board considered many factors, including our financial condition and operating results, recent transactions and the market for comparable stocks.

         The amounts shown as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent certain assumed rates of appreciation in the value of our common stock. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. The potential realizable value is calculated based on the ten year term of the option at its time of grant. It is calculated based on the assumption that our initial public offering price, $18.00 per share, appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. Actual gains, if any, on stock option exercises depend on the future performance of our common stock. The amounts reflected in the table may not necessarily be achieved.

         We granted these options under our 1996 Stock Option/Stock Issuance Plan. Each option has a maximum term of ten years, subject to earlier termination if the optionee's services are terminated. Except as otherwise noted, these options are immediately exercisable, but we have the right to repurchase, at the exercise price, any shares that have not vested at the time the optionee terminates employment with us. The percentage of total options granted to our employees in the last fiscal year is based on options to purchase an aggregate of 1,590,646 shares of common stock granted during fiscal 1999. The following table sets forth information concerning the individual grants of stock options to each of our named executive officers in fiscal 1999.

                          OPTION GRANTS IN FISCAL 1999


                                               INDIVIDUAL GRANTS                             POTENTIAL REALIZABLE VALUE
                              ------------------------------------------------                 OF ASSUMED ANNUAL RATES
                              NUMBER OF                                                      OF STOCK PRICE APPRECIATION
                              SECURITIES        PERCENT OF TOTAL                                  FOR OPTION TERM
                               UNDERLYING       OPTIONS GRANTED      EXERCISE                ---------------------------
                               OPTIONS          TO EMPLOYEES IN       PRICE        EXPIRATION
     NAME                     GRANTED(#)(1)    FISCAL 1999(%)        PER SHARE       DATE          5%($)      10%($)
------------------            -------------    -----------------   -----------    -----------  ----------   ----------
Brian R. Smith ..........           --               --                    --           --             --           --
James H. Moore ..........       90,000              5.7%           $    1.000     05/24/09     $1,018,809   $2,581,863
Robert F. LiVolsi .......       60,000              3.8                 1.000     05/24/09        679,206    1,721,242
T. Dale Quisenberry .....           --               --                    --           --             --           --

-------------------------

(1) These options are fully exercisable but if the employee leaves us before he has vested in his option shares, we have the right to repurchase, at the exercise price, any shares that have not vested.

FISCAL YEAR-END OPTION VALUES

         The following table provides information about stock options held as of October 31, 1999 by each of our executive officers named in the Summary Compensation Table. None of these executive officers exercised any options in fiscal 1999. Actual gains on exercise, if any, will depend on the value of our common stock on the date on which the shares are sold.

                            FISCAL 1999 OPTION VALUES


                                                                        NUMBER OF
                                                                   SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                   SHARES                        UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                                  ACQUIRED         VALUE           OCTOBER 31, 1999(#)         OCTOBER 31, 1999($)
                                ON  EXERCISE     REALIZED(1)   ----------------------------   ---------------------------
                                ------------     --------
                                                                EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                                -----------   -------------   -----------   -------------
Brian R. Smith                       --                  --           --            --            --             --
James H. Moore                  660,000          11,657,190(2)        --            --            --             --
Robert F. LiVolsi               247,500           4,351,313(3)        --            --            --             --
T. Dale Quisenberry                  --                  --           --            --            --             --
------------------------------------------------------------------------------------------------------------------------------------

-----------------

(1) The value realized of shares acquired on exercise was determined by subtracting the exercise price from the fair market value of the common stock on the exercise date (the fair market value on the exercise date has been deemed to be our initial public offering price of $18.00 per share), multiplied by the number of shares acquired on exercise.

(2) As of October 31, 1999, Mr. Moore was unvested as to 375,000 shares. If Mr. Moore leaves us before these 375,000 shares vest, we have the right to repurchase the unvested shares at the exercise price paid per share.

(3) As of October 31, 1999, Mr. LiVolsi was unvested as to 177,188 shares. If Mr. LiVolsi leaves us before these 117,188 shares vest, we have the right to repurchase the unvested shares at the exercise price paid per share.

CHANGE IN CONTROL ARRANGEMENTS

         If we are acquired in a stockholder-approved transaction, whether by merger or asset sale, then all of the outstanding options granted under our 1996 plan, including those held by our executive officers, will accelerate in full, unless those options are assumed by the successor company and our repurchase rights with respect to unvested option shares are assigned to that company. In addition, if the optionee's employment is terminated other than for cause within 18 months after the acquisition, the options will accelerate and become fully vested, and such options may be exercised at any time prior to the earlier of the expiration date of the option or one year after such termination without cause.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth information regarding the beneficial ownership of our common stock as of January 27, 2000 for:

         o each person known by us to beneficially own more than 5% of our common stock;

         o each executive officer named in the Summary Compensation Table on page 36;

         o        each of our directors; and

         o        all of our executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options or warrants held by such persons that are exercisable within 60 days of January 27, 2000. Percentage of beneficial ownership is based on 26,588,019 shares outstanding including the 4,312,500 shares sold in our initial public offering.


                                                              SHARES        PERCENTAGE OF
                                                           BENEFICIALLY      COMMON STOCK
             NAME OF BENEFICIAL OWNER                         OWNED        BENEFICIALLY OWNED
             ------------------------                      ------------    ------------------
Executive Officers and Directors:
  Brian R. Smith ......................................    4,570,000             17.2%
  James H. Moore ......................................      660,000              2.5
  Robert F. LiVolsi ...................................      247,500                *
  Richard D. Eyestone .................................       37,500                *
  Wo Overstreet .......................................       67,500                *
  David L. Riegel .....................................       52,500                *
  William P. Wood .....................................    6,277,175             23.6
  T. Dale Quisenberry .................................    1,125,000              4.2%
  All directors and executive officers as a group
     10 persons) ......................................   12,347,175             46.4%
  Other 5% Stockholders:
  Advanced Digital Information Corporation.............    2,608,697              9.8%
  Funds affiliated with Austin Ventures................    6,577,175             24.7
  Hewlett-Packard Company..............................    1,204,169              4.5
  Intel Corporation....................................    1,476,147              5.6%

--------------------
    * Indicates beneficial ownership of less than 1% of the total outstanding common stock.

         o Executive Officers and Directors. Additional information regarding the beneficial ownership of shares held by our executive officers and directors is contained below. The address for each executive officer and director, other than Mr. Wood, is 9390 Research Boulevard, Suite II-300, Austin, Texas 78759.

         o Brian R. Smith. These shares include 120,000 shares held in trust for the benefit of Mr. Smith's children. Mr. Smith disclaims beneficial ownership for the 120,000 shares held in trust for the benefit of his children.

         o James H. Moore. 375,000 of these shares are currently unvested and are subject to our right to repurchase them if Mr. Moore's services are terminated prior to vesting.

         o Robert F. LiVolsi. 177,188 of these shares are currently unvested and are subject to our right to repurchase them if Mr. LiVolsi's services are terminated prior to vesting.

         o Richard D. Eyestone. Represents 37,500 shares of common stock issuable upon exercise of stock options.

         o William P. Wood. All shares indicated as owned by Mr. Wood are included due to his affiliation with funds affiliated with Austin Ventures. Mr. Wood is a general partner of AV Partners IV, L.P., and a general partner of (a) Austin Ventures IV-A, L.P. and (b) Austin Ventures IV-B, L.P. Mr. Wood disclaims beneficial ownership of the shares held by Austin Ventures IV-A, L.P., and Austin Ventures IV-B, L.P., except to the extent of his pecuniary interest in such shares arising from his general partnership interest in AV Partners IV, L.P. Mr. Wood is a special limited partner of AV Partners VI, L.P., a general partner of Austin Ventures VI, L.P., and as such does not have beneficial ownership of any of the 300,000 shares owned by Austin Ventures VI, L.P. Mr. Wood's address is c/o Austin Ventures, 114 West Seventh Street, Suite 1300, Austin, Texas 78701.

         o        T. Dale Quisenberry. Includes 705,000 shares owned by Mr.
                  Quisenberry and 420,000 shares held in trusts for which Mr. Quisenberry serves as trustee for the benefit of his children. Mr. Quisenberry disclaims beneficial ownership for the 420,000 shares held in trust for the benefit of his children. Mr. Quisenberry ceased to serve as an executive officer in March 1999.

         o Other 5% Stockholders. Information regarding the beneficial owners of 5% or more of our stock is set forth below.

         o Funds affiliated with Austin Ventures. Includes (a) 2,026,211 shares held by Austin Ventures IV-A, L.P.; (b) 4,250,964 shares held by Austin Ventures IV-B, L.P.; and (c) 300,000 shares held by Austin Ventures VI, L.P. These partnerships may be deemed to beneficially own each other's shares because the general partners of each partnership are affiliated. Each partnership, however, disclaims beneficial ownership of the others' shares. The general partners of AV Partners IV, L.P., which is the general partner of Austin Ventures IV-A, L.P. and Austin Ventures IV-B, L.P. are Joseph C. Aragona, Kenneth DeAngelis, Jeffrey Garvey and William P. Wood, each of whom disclaims beneficial ownership of the shares except to the extent of his pecuniary interest, if any. The general partners of AV Partners VI, L.P., which is the general partner of Austin Ventures VI, L.P., are Joseph C. Aragona, Kenneth DeAngelis, Jeffrey Garvey, Edward Olkkola, John D. Thornton and Blaine Wesner, each of whom disclaims beneficial ownership of the shares except to the extent of his pecuniary interest, if any. The address of the investment funds affiliated with Austin Ventures is 114 West Seventh Street, Suite 1300, Austin, Texas 78701.

         o Other Addresses. ADIC's address is 10201 Willows Road, Redmond, Washington 98052. Hewlett-Packard's address is 3000 Hanover Street, MS20BT, Palo Alto, California 94304-1181. Intel's address is 2200 Mission College Boulevard, Santa Clara, California 95052.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PRIVATE PLACEMENTS OF EQUITY

         5% Stockholders. During fiscal 1999, we raised capital primarily through the sale of our securities, including:

         o In April 1999, we sold an aggregate of 970,210 shares of our Series D preferred stock at a price of $5.45 per share to Intel Corporation and Hewlett-Packard Company for an aggregate purchase price of $5.29 million. Concurrently with the closing of this financing, Intel became a 5% stockholder. As a result of a 3-for-2 split of our common stock in August 1999, each share of Series D preferred stock automatically adjusted and became convertible into 1.5 shares of our common stock. Accordingly, the 970,210 shares of our Series D preferred stock automatically converted into 1,455,315 shares of our common stock upon the consummation of our initial public offering, and the effective purchase price per share of common stock received upon such conversion was $3.63.

         o In August 1999, we sold an aggregate of 266,667 shares of our Series E preferred stock at a price of $15.00 per share to Intel Corporation and investment funds affiliated with Austin Ventures for an aggregate purchase price of $4.0 million. As a result of a 3-for-2 split of our common stock in August 1999, each share of Series E preferred stock automatically adjusted and became convertible into 1.5 shares of our common stock. Accordingly, the 266,667 shares of our Series E preferred stock automatically converted into 400,001 shares of our common stock upon the consummation of our initial public offering, and the effective purchase price per share of common stock received upon such conversion was $10.00.

OTHER TRANSACTIONS

         Advanced Digital Information Corporation. In August 1997, we entered into an OEM and Reseller Agreement with ADIC, one of our 5% stockholders. This agreement set forth the initial terms and conditions whereby ADIC purchased our storage router products for use in connection with certain ADIC products as well as for resale to third parties. Pursuant to this agreement, we recorded revenue from product sales to ADIC in the amount of $734,314 in fiscal 1999. In 1999, products sales to ADIC accounted for 3.88% of our total revenue. This agreement expired by its terms in August 1999, and we have no current plans to enter into a new contract with ADIC. The pricing and other terms of our relationship with ADIC have been determined through arm's-length negotiation on terms that we believe are no more favorable than those available to third parties generally.

         Intel Corporation. In April 1999, we entered into a Collaboration Agreement with Intel, one of our 5% stockholders. Pursuant to this agreement, we intend to collaborate with Intel on certain technical, public relations and marketing activities. Specifically, Intel has provided technical and consulting support to held us develop NGIO-enabled versions of our storage routers, and will continue to provide technical and consulting support for us in developing products based on the System I/O standard. Each party has agreed to assume full responsibility for its own expenses associated with the activities under this agreement. Due to the nature of this agreement, we are unable to place a monetary value on it.

         Stock options granted to executive officers and directors. For more information regarding the grant of stock options to executive officers and directors, please see "Item 10-Director Compensation."

         Loan to officers. In May 1999, we made loans to our officers James H. Moore, Reagan Y. Sakai, Robert F. LiVolsi and John R. Middleton in the amounts of $216,000, $99,999, $103,750 and $22,250, respectively, to allow each such individual to exercise certain of his outstanding stock options. Each officer delivered a full-recourse promissory note to us with respect to his loan. Each promissory note is secured by the purchased shares and accrues interest at a rate of 7.0% per annum, compounded semi-annually. Each note becomes due on May 26, 2003, or earlier if the officer leaves us or if the shares securing the promissory note are sold. We have released 93,000 of the shares which secured Mr. Moore's note to enable him to transfer these shares for estate planning purposes. However, the fair market value of remaining shares which secure Mr. Moore's note, based on the per share price of our common stock in this offering, substantially exceeds the $216,000 amount of Mr. Moore's note.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this Form 10-K:

                  1. Consolidated Financial Statements. The following consolidated financial statements of Crossroads Systems, Inc. are filed as a part of this Form 10-K on the pages indicated:


                                                                                                                Page
                                                                                                                ----
Report of Independent Accountants...........................................................................    F-1
Consolidated Balance Sheets as of October 31, 1998 and 1999.................................................    F-2
Consolidated Statements of Operations for each of the three years in the period ended October 31, 1999......    F-3
Consolidated  Statements of Changes in Stockholders' (Deficit)Equity for each of the three years in the
   period ended October 31, 1999............................................................................    F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 1999......    F-5
Notes to Consolidated Financial Statements..................................................................    F-6

                  2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of Crossroads Systems, Inc. is filed as a part of this Form 10-K on the pages indicated:

                                                                                                                Page
                                                                                                                ----
Report of Independent Accountants...........................................................................    S-1
Schedule II - Valuation and Qualifying Accounts.............................................................    S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.

                  3. Exhibits.



EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
3.1*               Sixth Amended and Restated Certificate of Incorporation
                   (filed as Exhibit 3.1 to the Registrant's Registration
                   Statement on Form S-1 (SEC File No. 333-85505) (the "IPO
                   Registration Statement") and incorporated herein by
                   reference)

3.2*               Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO
                   Registration Statement and incorporated herein by reference)

4.1* Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement and incorporated herein by reference)

10.1* Form of Indemnity Agreement between Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement and incorporated herein by reference)

10.2*              Crossroads Systems, Inc. 1999 Stock Incentive Plan (filed as
                   Exhibit 10.2 to the IPO Registration Statement and incorporated herein by reference)

10.3*              Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan
                   (filed as Exhibit 10.3 to the IPO Registration Statement and incorporated herein by reference)

10.4*              Fourth Amended and Restated Investors Rights Agreement dated
                   August 6, 1999 by and among Registrant and certain purchasers of Registrant's preferred stock (filed as Exhibit 10.4 to the IPO Registration Statement and incorporated herein by reference)

10.5*+ OEM Agreement dated April 23, 1998 by and between Registrant and Storage Technology Corporation (filed as Exhibit 10.5 to the IPO Registration Statement and incorporated herein by reference)

10.6*              Lease Agreement dated February 28, 1997 by and between
                   Registrant and Eurus Estates II, Ltd. (filed as Exhibit 10.6 to the IPO Registration Statement and incorporated herein by reference)

10.7* First Supplement to Lease Agreement dated October 6, 1997 by and between Registrant and Eurus Estates II, Ltd. (filed as
                   Exhibit 10.7 to the IPO Registration Statement and incorporated herein by reference)

10.8* Second Supplement to Lease Agreement dated September 28, 1998 by and between Registrant and Eurus Estates II, Ltd. (filed as Exhibit 10.8 to the IPO Registration Statement and incorporated herein by reference)

10.9* Third Supplement to Lease Agreement dated December 1, 1998 by and between Registrant and Eurus Estates II, Ltd. (filed as
                   Exhibit 10.9 to the IPO Registration Statement and incorporated herein by reference)

10.10* Fourth Supplement to Lease Agreement dated June 23, 1999 by and between Registrant and Eurus Estates II, Ltd. (filed as
                   Exhibit 10.10 to the IPO Registration Statement and incorporated herein by reference)

10.11* Fifth Supplement to Lease Agreement dated June 22, 1997 by and between Registrant and Eurus Estates II, Ltd. (filed as
                   Exhibit 10.11 to the IPO Registration Statement and incorporated herein by reference)

10.12* Form of Stock Pledge Agreement by and between Registrant and each of James H. Moore, Reagan Y. Sakai, Robert F. LiVolsi and John R. Middleton (filed as Exhibit 10.12 to the IPO
                   Registration Statement and incorporated herein by reference)

10.13*             Form of Note Secured by Stock Pledge Agreement issued to
                   Registrant by each of James H. Moore, Reagan Y. Sakai, Robert
                   F. LiVolsi and John R. Middleton (filed as Exhibit 10.13 to the IPO Registration Statement and incorporated herein by reference)


10.14*             Amended and Restated Loan and Security Agreement dated August
                   17, 1999 by and between Registrant and Silicon Valley Bank
                   (filed as Exhibit 10.14 to the IPO Registration Statement and incorporated herein by reference)

10.15*             Office Building Lease dated October 8, 1999 by and between
                   Registrant and Maplewood Associates, L.P. (filed as Exhibit
                   10.15 to the IPO Registration Statement and incorporated herein by reference)

10.16*             CP4200 License Agreement dated April 15, 1998 by and between
                   Registrant and Hewlett-Packard Company (filed as Exhibit
                   10.16 to the IPO Registration Statement and incorporated herein by reference)

23.1               Consent of PricewaterhouseCoopers LLP

24.1               Power of Attorney, pursuant to which amendment to this Form
                   10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K

27.1               Financial Data Schedule

*    Incorporated herein by reference to the indicated filing

+    Confidential treatment previously granted

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CROSSROADS SYSTEMS, INC.


                                     By: /s/ Brian R. Smith
                                         ------------------------
                                         Brian R. Smith,
                                         Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Brian R. Smith and Reagan Y. Sakai, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                                            Title                                      Date
---------------------------------------------     ---------------------------------------           -------------------
/s/ Brian R. Smith                                Chief Executive Officer and Chairman of           January 31, 2000
---------------------------------------------     the Board (principal executive officer)
Brian R. Smith

/s/ Reagan Y. Sakai                               Chief Financial Officer (principal                January 31, 2000
---------------------------------------------     financial and accounting officer)
Reagan Y. Sakai

/s/ Richard D. Eyestone                           Director                                          January 31, 2000
---------------------------------------------
Richard D. Eyestone

/s/ Wo Overstreet                                 Director                                          January 31, 2000
---------------------------------------------
Wo Overstreet

/s/ David L. Riegel                               Director                                          January 31, 2000
---------------------------------------------
David L. Riegel

/s/ William P. Wood                               Director                                          January 31, 2000
---------------------------------------------
William P. Wood

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Crossroads Systems, Inc. and Subsidiary

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows present fairly, in all material respects, the financial position of Crossroads Systems, Inc. and Subsidiary at October 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Austin, Texas
November 29, 1999

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                               ASSETS

                                                                                   OCTOBER 31,
                                                                           --------------------------
                                                                              1998            1999
                                                                           ----------      ----------
Current assets:
  Cash and cash equivalents ..........................................     $    1,695      $   61,320
  Short-term investments .............................................          2,239          19,500
  Accounts receivable, net of allowance for doubtful
     accounts of $14 and $95, respectively ...........................            906           3,654
  Inventories ........................................................            896           3,278
  Prepaids and other current assets ..................................            230             933
                                                                           ----------      ----------
          Total current assets .......................................          5,966          88,685
Note receivable from related party, net ..............................             90             154
Property and equipment, net ..........................................            968           2,273
Other assets .........................................................            163             618
                                                                           ----------      ----------
          Total assets ...............................................     $    7,187      $   91,730
                                                                           ==========      ==========

                         LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                                     STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable ...................................................     $      875      $    3,328
  Accrued expenses ...................................................            103             735
  Accrued warranty costs .............................................             35             309
  Deferred revenue ...................................................             --             117
  Current portion of long-term debt ..................................            492           1,031
                                                                           ----------      ----------
          Total current liabilities ..................................          1,505           5,520
Long-term debt, net of current portion ...............................            591           1,325
Commitments (Note 6)
Redeemable convertible preferred stock, $.001 par value,
  11,000,000 and 25,000,000 shares authorized,
  respectively, 7,544,688 and 0 shares designated, respectively,
  7,294,688 and none issued and outstanding, respectively, aggregate
  liquidation value of $13,278 and $0, respectively ..................         13,438              --
Stockholders' (deficit) equity:
  Common stock, $.001 par value, 49,000,000 and 175,000,000 shares authorized, respectively, 6,378,468 and 26,549,919 shares issued
  and outstanding, respectively ......................................              6              27
Additional paid-in capital ...........................................             72         102,461
Deferred stock-based compensation ....................................           (188)         (3,718)
Notes receivable from stockholders ...................................             --            (463)
Accumulated deficit ..................................................         (8,235)        (13,420)
Treasury stock at cost (22,500 shares) ...............................             (2)             (2)
                                                                           ----------      ----------
          Total stockholders' (deficit) equity .......................         (8,347)         84,885
                                                                           ----------      ----------
          Total liabilities, redeemable convertible preferred
          stock and stockholders' (deficit) equity ...................     $    7,187      $   91,730
                                                                           ==========      ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          YEARS ENDED OCTOBER 31,
                                             ------------------------------------------------
                                                 1997              1998              1999
                                             ------------      ------------      ------------
Revenue:
  Product revenue ......................     $        821      $      2,930      $     18,859
  Other revenue ........................              188               279                65
                                             ------------      ------------      ------------
          Total revenue ................            1,009             3,209            18,924
Cost of revenue ........................              465             1,911            10,946
                                             ------------      ------------      ------------
Gross profit ...........................              544             1,298             7,978
                                             ------------      ------------      ------------
Operating expenses:
  Sales and marketing ..................              641             2,461             4,409
  Research and development .............            1,329             2,336             5,271
  General and administrative ...........            1,323             1,896             2,597
  Amortization of stock-based
     compensation ......................               --                41             1,205
                                             ------------      ------------      ------------
          Total operating
            expenses ...................            3,293             6,734            13,482
                                             ------------      ------------      ------------
Loss from operations ...................           (2,749)           (5,436)           (5,504)
Other income (expense):
  Interest income ......................               83               183               433
  Interest expense .....................              (29)              (65)             (122)
  Other income (expense) ...............                2               (36)                8
                                             ------------      ------------      ------------
     Other income, net .......                         56                82               319
                                             ------------      ------------      ------------
Net loss ...............................           (2,693)           (5,354)           (5,185)
Accretion on redeemable convertible
  preferred stock ......................              (58)             (196)             (247)
                                             ------------      ------------      ------------
Net loss attributable to common
  stock ................................     $     (2,751)     $     (5,550)     $     (5,432)
                                             ============      ============      ============
Basic and diluted net loss per
  share ................................     $      (0.46)     $      (0.90)     $      (0.74)
                                             ============      ============      ============
Shares used in computing basic and
  diluted net loss per share ...........        6,000,000         6,146,115         7,377,984
                                             ============      ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                NOTES
                                                 COMMON STOCK               ADDITIONAL       DEFERRED         RECEIVABLE
                                         -----------------------------        PAID-IN       STOCK-BASED          FROM
                                             SHARES          AMOUNT           CAPITAL       COMPENSATION     STOCKHOLDERS
                                         ------------     ------------     ------------     ------------     ------------
Balance at November 1, 1996 .........       6,000,000         $  6           $      12         $    --          $    --
  Accretion on redeemable
    convertible preferred
    stock ...........................                                              (12)
  Net loss ..........................              --            --                 --              --               --
                                         ------------        ------          ---------        --------         --------
Balance at October 31, 1997 .........       6,000,000             6                 --              --               --
  Issuance of common stock ..........         378,468            --                 39              --               --
  Purchase of treasury
    stock ...........................              --            --                 --              --               --
  Stock-based compensation ..........              --            --                229            (188)              --
  Accretion on redeemable
    convertible preferred
    stock ...........................                                             (196)
  Net loss ..........................              --            --                 --              --               --
                                         ------------        ------          ---------        --------         --------
Balance at October 31, 1998 .........       6,378,468             6                 72            (188)              --
  Issuance of common stock ..........       2,534,112             3                753              --             (447)
  Stock-based compensation ..........              --            --              4,735          (3,530)              --
  Accretion on redeemable
    convertible preferred
    stock ...........................              --            --               (247)             --               --
  Conversion of redeemable
    convertible preferred ...........          30,934
    stock ...........................      13,599,839            14             30,920              --               --
  Initial public offering ...........       4,037,500             4             66,228              --               --
  Accrued interest on notes
     receivable from stockholders ...              --            --                 --              --              (16)
  Net loss ..........................              --            --                 --              --               --
                                         ------------        ------          ---------        --------         --------
Balance at October 31, 1999 .........      26,549,919        $   27          $ 102,461        $ (3,718)        $   (463)
                                         ============        ======          =========        ========         ========


                                                                              TOTAL
                                         ACCUMULATED       TREASURY        STOCKHOLDERS'
                                           DEFICIT           STOCK       (DEFICIT) EQUITY
                                         ------------     ------------    ---------------
Balance at November 1, 1996 .........    $     (142)         $   --         $    (124)
  Accretion on redeemable
    convertible preferred
    stock ...........................           (46)                              (58)
  Net loss ..........................        (2,693)             --            (2,693)
                                          ---------          ------         ---------
Balance at October 31, 1997 .........        (2,881)             --            (2,875)
  Issuance of common stock ..........            --              --                39
  Purchase of treasury
    stock ...........................            --              (2)               (2)
  Stock-based compensation ..........            --              --                41
  Accretion on redeemable
    convertible preferred
    stock ...........................                                            (196)
  Net loss ..........................        (5,354)             --            (5,354)
                                          ---------          ------         ---------
Balance at October 31, 1998 .........        (8,235)             (2)           (8,347)
  Issuance of common stock ..........            --              --               309
  Stock-based compensation ..........            --              --             1,205
  Accretion on redeemable
    convertible preferred
    stock ...........................            --              --              (247)
  Conversion of redeemable
    convertible preferred ...........
    stock ...........................            --              --
  Initial public offering ...........            --              --            66,232
  Accrued interest on notes
     receivable from stockholders ...            --              --               (16)
  Net loss ..........................        (5,185)             --            (5,185)
                                          ---------          ------         ---------
Balance at October 31, 1999 .........     $ (13,420)        $    (2)        $  84,885
                                          =========          ======         =========


        The accompanying notes are an integral part of these consolidated financial statements.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                      YEARS ENDED OCTOBER 31,
                                                                ----------------------------------
                                                                  1997         1998         1999
                                                                --------     --------     --------

         Cash flows from operating activities:
           Net loss ........................................    $ (2,693)    $ (5,354)    $ (5,185)
           Adjustments to reconcile net loss to net
              cash used in operating activities:
              Depreciation and amortization ................         208          471          971
              Amortization of stock-based
                compensation ...............................          --           41        1,205
              Loss on disposal of property and
                equipment ..................................           4          136            9
              Provision for doubtful accounts receivable ...           8            6           81
              Amortization of note receivable
                from related party .........................          --           --           36
              Changes in assets and liabilities:
                Accounts receivable ........................        (319)        (559)      (2,829)
                Inventories ................................        (197)        (699)      (2,382)
                Prepaids and other assets ..................        (248)        (130)        (703)
                Other assets ...............................         (31)          17         (456)
                Accounts payable ...........................         523          239        2,453
                Accrued expenses ...........................          71           40          906
                Deferred revenue ...........................           3           (7)         117
                Other ......................................          --           --          (15)
                                                                --------     --------     --------
                   Net cash used in operating
                     activities ............................      (2,671)      (5,799)      (5,792)
                                                                --------     --------     --------
         Cash flows from investing activities:
           Purchase of property and equipment ..............        (719)        (956)      (2,306)
           Proceeds from sale of property and
              equipment ....................................          --           13           21
           Purchase of held-to-maturity investments ........          --       (2,239)     (19,500)
           Maturity of held-to-maturity investments ........          --           --        2,239
           Note receivable from related party ..............         (90)          --         (100)
                                                                --------     --------     --------
                   Net cash used in investing ..............        (809)      (3,182)     (19,646)
                                                                --------     --------     --------
         Cash flows from financing activities:
           Proceeds from issuance of common stock ..........          --           39          309
           Proceeds from initial public offering ...........          --           --       72,675
           Costs associated with initial public
             offering ......................................          --           --       (6,443)
           Proceeds from issuance of preferred stock,
              net of issuance costs ........................       9,219        3,965       17,249
           Purchase of treasury stock ......................          --           (2)          --
           Borrowings under long-term debt
              agreements ...................................         602          852        1,750
           Repayment of long-term indebtedness .............        (278)        (241)        (477)
                                                                --------     --------     --------
                   Net cash provided by financing
                     activities ............................       9,543        4,613       85,063
                                                                --------     --------     --------
         Net increase (decrease) in cash and cash
           equivalents .....................................       6,063       (4,368)      59,625
         Cash and cash equivalents, beginning of
           period ..........................................          --        6,063        1,695
                                                                --------     --------     --------
         Cash and cash equivalents, end of period ..........    $  6,063     $  1,695     $ 61,320
                                                                ========     ========     ========

       The accompanying notes are an integral part of these consolidated financial statements.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1. ORGANIZATION AND BUSINESS:

         Crossroads Systems, Inc. (the "Company"), a Delaware corporation, is a provider of storage routers for storage area networks ("SANs"). The Company's storage routers interconnect Fibre Channel SANs with small computer system interface ("SCSI") servers and SCSI storage systems. The Company is organized and operates as one business segment.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Crossroads Systems (Texas), Inc. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

         During 1999, the Company changed its fiscal year-end from December 31 to October 31. The Company's consolidated financial statements have been restated for all periods presented to reflect this change.

Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Risk and Uncertainties

         The Company's products are concentrated in the storage area network industry which is highly competitive and subject to rapid technological change. The Company's supplier arrangement for the production of certain vital components of its storage routers is concentrated with a small number of key suppliers. Revenue is concentrated with several major customers.

         The loss of a major customer, a change of suppliers or significant technological change in the industry could affect operating results adversely.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         The percentage of sales to significant customers was as follows:


                                               YEAR ENDED OCTOBER 31,
                                            -------------------------------
                                            1997          1998         1999
                                            ----          ----         ----
  Customer A                                 17%          20%          36%
  Customer B                                  3%          14%          36%
  Customer C                                 27%          25%           4%
  Customer D                                 11%          16%           3%

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand and on deposit. Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents consist primarily of cash deposited in money market accounts at October 31, 1998 and high grade commercial paper at October 31, 1999. Cash equivalents totaled $0 and $59.8 million at October 31, 1998 and 1999, respectively. While the Company's cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed insured limits. The Company has not experienced any losses in such accounts.

Short-Term Investments

         Short-term investments consist primarily of high grade commercial paper and corporate debt with original maturities at the date of purchase greater than three months and less than twelve months. All short-term investments have been classified as held to maturity and are carried at amortized cost, which approximates fair value, due to the short period of time to maturity.


Concentrations of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's sales are primarily concentrated in the United States and in the technology industry. The Company had trade accounts receivable from four customers which comprised approximately 68% and 72% of total trade accounts receivable at October 31, 1998 and 1999, respectively. The Company does not require collateral on accounts receivable balances and provides allowances for potential credit losses.

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Property and Equipment

         The Company's property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, generally one to three years for equipment and five years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the remaining life of the lease. Upon retirement or disposition of assets, the cost and related accumulated depreciation are removed from the accounts, and the related gains or losses are reflected in operations.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

Fair Value of Financial Instruments

         The fair values of the Company's cash and cash equivalents and accrued expenses approximate their carrying values due to their short maturities. The fair value of the Company's debt obligations approximates their carrying values based on interest rates currently available for instruments with similar terms.

Revenue Recognition

         Revenue from product sales to customers that do not have rights of return or acceptance clauses, including product sales to original equipment manufacturers and certain distributors, resellers and system integrators, are recognized upon shipment. Sales and cost of sales related to customers that have rights of return are deferred and subsequently recognized upon sell-through to end users. Revenue from customers who have acceptance clauses are not recognized until all acceptance criteria are satisfied. The Company provides for the estimated cost to repair or replace products under warranty and technical support costs when the related product revenue is recognized.

Research and Development

         Expenditures related to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The Company capitalizes certain software development costs subsequent to the establishment of technological feasibility. To date, such costs incurred following technological feasibility, but prior to general release, have been insignificant.

Comprehensive Income

         The Company has had no items of comprehensive income for each of the three years in the period ended October 31, 1999.

Income Taxes

         The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recorded no income tax expense during the years ended October 31, 1997, 1998, and 1999. The Company has provided a full valuation allowance because the realization of tax benefits associated with net operating loss carryforwards is not considered more likely than not.

Stock-Based Compensation

         Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period.

Computation of Net Loss Per Share

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), effective January 1, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. The Company has excluded all redeemable convertible preferred stock, up until the date of their conversion, and all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 11,639,532, 13,556,157, and 15,070,185 for the years ended October 31, 1997, 1998 and 1999, respectively.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently does not engage or plan to engage in derivative instruments or hedging activities.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB No. 101 is not expected to have a material impact on the consolidated financial statements of the Company.

3.   INVENTORIES:

         Inventories consist of the following:

                                                                OCTOBER 31,
                                               --------------------------------------------
                                                1998                                  1999
                                               ------                                ------
     Raw materials........................     $  317                                $ 2,247
     Finished goods.......................        579                                  1,031
                                               ------                                -------
                                               $  896                                $ 3,278
                                               ======                                =======

4.   PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:



                                                                OCTOBER 31,
                                               -------------------------------------------
                                                1998                                  1999
                                               ------                                ------
     Equipment ..............................  $  1,403                              $  3,536
     Furniture and fixtures .................       117                                   146
     Leasehold improvements .................       140                                   245
                                               --------                              --------
                                                  1,660                                 3,927
     Less: accumulated depreciation
           and amoritization....... .........      (692)                               (1,654)
                                               --------                              --------
                                               $    968                              $  2,273
                                               ========                              ========


5. LONG-TERM DEBT:

         At October 31, 1998, the Company had an unused line of credit of $2,500 and an equipment line of $1,000. At October 31, 1999, the Company had an unused line of credit of $2,500 and an equipment line of $1,900. The

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


amount available for borrowings under the line of credit arrangement at any point in time is based upon eligible accounts receivable and inventory balances. Borrowings under the equipment line may be used to purchase general operating equipment. Interest accrues and is payable monthly on outstanding balances under these lines at the bank's prime rate (8% and 8.25% at October 31, 1998 and 1999, respectively). Outstanding borrowings under the equipment line were $780 and $1,118 at October 31, 1998 and 1999, respectively, and are due in monthly installments through December 2002. The last draw date under the line of credit arrangement and the equipment line is in August 2000.

         The Company has a term loan with a bank, the proceeds of which were used to finance equipment purchases. Borrowings outstanding under the term loan bear interest at the bank's prime rate plus 0.5% (8.5% and 8.75% at October 31, 1998 and 1999, respectively) and are payable in equal monthly installments of principal and interest through April 2002. Borrowings outstanding on the term loans were $303 and $1,238 at October 31, 1998 and 1999, respectively.

         Borrowings under the line of credit, equipment line and term loan arrangements are collateralized by substantially all assets of the Company, excluding intellectual property. Under the provisions of these credit arrangements, the Company is prohibited from declaring or paying dividends. Additionally, the Company must meet certain quarterly minimum financial covenants, including minimum tangible net worth, liquidity ratio and profitability covenants. During certain quarters in 1998 and 1999, the Company was not in compliance with its profitability covenant. The profitability covenant violations were waived under the Company's credit arrangements in a letter to the Company dated July 27, 1999. The Company was in compliance with all covenants at October 31, 1999.

         The scheduled maturities of the Company's outstanding debt at October 31, 1999 are as follows:

    FISCAL YEAR
    -----------
     2000....................................   $ 1,031
     2001....................................       923
     2002....................................       358
     2003....................................        44
                                                -------
                                                $ 2,356
                                                =======

6. COMMITMENTS:

         The Company leases office space and equipment under long-term operating lease agreements which expire on various dates through January 31, 2006. Rental expense under these agreements was approximately $154, $327, and $466 for the years ended October 31, 1997, 1998, and 1999, respectively. The minimum annual future rentals under the terms of these leases at October 31, 1999 are as follows:

   FISCAL YEAR
   -----------
     2000.................................... $ 1,661
     2001....................................   1,747
     2002....................................   1,741
     2003....................................   1,833
     thereafter..............................   2,578
                                              -------
                                              $ 9,560
                                              =======

         If the Company reduces or cancels production orders with its third party contract manufacturer, the Company may be required to reimburse its contract manufacturer for materials purchased on its behalf.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


7. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         Conversion - All shares of the Company's redeemable convertible preferred stock were converted into common stock of the Company on October 19, 1999, the effective date of the Company's initial public offering, at the rate of 1.5 to 1.

         Authorized Shares - The Company has the authority to issue 25,000,000 million shares of preferred stock, par value $.001 per share, subject to the designation of the board of directors. At October 31, 1999, no shares of preferred stock were issued or outstanding.


8. STOCKHOLDERS' (DEFICIT) EQUITY:

Amendment to Certificate of Incorporation and Stock Split:

         On September 15, 1999, the Company's board of directors authorized the amendment of the Company's Certificate of Incorporation and changed the aggregate number of shares of capital stock authorized to be issued to 175,000,000 shares of common stock and 25,000,000 shares of preferred stock. The board of directors also authorized and the Company effected a three-for-two stock split for outstanding shares of common stock. All share information included in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split and the increase in the number of authorized shares.


Initial Public Offering

         In October 1999, the Company completed its initial public offering of 4,312,500 shares of its common stock including the exercise of the underwriters' over-allotment option. A total of 4,037,500 of those shares of common stock were sold by the Company resulting in net proceeds of $66,232 after deducting offering expenses and the underwriting discount of $6,443.


9. STOCK INCENTIVE/PURCHASE PLANS:

1999 Stock Incentive Plan

The 1999 Stock Incentive Plan (the "1999 Plan") is the successor program to the Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan"). The 1999 Plan became effective in October 1999. At that time, all outstanding options under the 1996 Plan transferred to the 1999 Plan, and no further options will be granted under the 1996 Plan. The 1999 Plan has five separate programs:


              - the discretionary option grant program, under which eligible employees may be granted options to purchase shares of the Company's common stock at an exercise price not less than the fair market value of those shares on the grant date;

              - the stock issuance program, under which eligible individuals may be issued shares of common stock directly, upon the attainment of performance milestones, the completion of a specified period of service or as a bonus for past services;

              - the salary investment option grant program, under which our executive officers and other highly compensated employees may be given the opportunity to apply a portion of their base salary each year to the acquisition of special below-market stock option grants;

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

        - the automatic option grant program, under which option grants will automatically be made at periodic intervals to eligible non-employee board members to purchase shares of common stock at an exercise price equal to the fair market value of those shares on the grant date; and

        - the director fee option grant program, under which the Company's non-employee board members may be given the opportunity to apply a portion of any retainer fee otherwise payable to them in cash each year to the acquisition of special below-market option grants.

     The 1999 Plan provides for a maximum number of common shares to be optioned/issued of 6,375,000. Accordingly, the Company has reserved a sufficient number of shares of common stock to permit exercise of options or issuance of common shares in accordance with the terms of the Plan. The share reserve under the 1999 Plan will automatically increase on the first trading day in January of each calendar year, beginning with calendar year 2001, by an amount equal to two percent (2%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares. In addition, no participant in the 1999 plan may be granted stock options, separately exercisable stock appreciation rights or direct stock issuances for more than 500,000 shares of common stock in total in any calendar year. Under the Plan, incentive stock options may be granted only to Company employees (including officers and directors who are also employees) and shall be issued at exercise prices not less than 100% of the fair market value of the Company's common stock at the grant date, as determined by the Company's board of directors or by the Company's compensation committee, except for incentive stock option grants to a stockholder that owns greater than 10% of the Company's outstanding stock in which case the exercise price per share is not less than 110% of the fair market value of the Company's common stock at date of grant. Non-Statutory stock options may be granted to Company employees, members of the board, and consultants at the exercise price determined by the board of directors or by the Company's compensation committee. Options granted under the Plan are exercisable no later than ten years from the date of grant except for incentive stock options granted to an optionee that owns more than 10% of the voting stock at the date of grant in which case the option term shall be five years from the date of grant or shorter based on the terms enumerated in the related option agreement. Generally, 25% of each option is exercisable one year from the vesting commencement date, as defined in the option agreement after the grant and an additional 1/16th each quarter thereafter. Options previously issued under the 1996 Plan allowed for those options to be immediately exercisable, subject to the Company's right of repurchase for unvested shares at the original exercise price.

     The discretionary option grant and stock issuance programs will be administered by the Company's compensation committee, appointed by the board of directors. The compensation committee will determine which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The compensation committee will also have the authority to select the executive officers and other highly compensated employees who may participate in the salary investment option grant program in the event that program is put into effect for one or more calendar years.

     Stock appreciation rights may be issued to certain officers subject to
Section 16 of the Securities Exchange Act of 1934 under the discretionary option grant program. These rights will provide the holders with the election to surrender their outstanding options for a payment from us equal to the fair market value of the shares subject to the surrendered options less the exercise price payable for those shares. We may make the payment in cash or in shares of common stock. None of the options originally issued under the 1996 Plan have any stock appreciation rights.


     Option activity under the 1996 Plan and the 1999 Plan and related information follows:

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  YEAR ENDED OCTOBER 31,
                                      -----------------------------------------------------------------------
                                              1997                    1998                      1999
                                      ---------------------   ---------------------    ----------------------
                                                  WEIGHTED                 WEIGHTED                 WEIGHTED
                                                   AVERAGE                  AVERAGE                  AVERAGE
                                                  EXERCISE                 EXERCISE                 EXERCISE
                                        SHARES      PRICE       SHARES       PRICE        SHARES      PRICE
                                      ---------   ---------   ---------   ---------    ----------   ---------
        Outstanding at beginning
          of period.............      1,230,000   $    0.09   2,197,500   $    0.10     2,614,125   $    0.16
        Granted.................        978,750        0.12   1,273,500        0.25     1,590,646        6.48
        Exercised...............             --          --    (400,968)       0.10    (2,534,112)       0.30
        Cancelled...............        (11,250)       0.10    (455,907)       0.15      (200,322)       0.45
                                      ---------               ---------                ----------
        Outstanding at end of
          period................      2,197,500   $    0.10   2,614,125   $    0.16     1,470,337   $    6.73
                                      =========               =========                ==========
        Options exercisable at the
          end of the period.....      2,197,500               2,614,125                 1,470,337
                                      =========               =========                ==========

     At October 31, 1998 and 1999 the Company had the right to repurchase 75,000 and 984,778 shares of outstanding common stock, respectively, previously issued under its 1996 Plan.

The Company has elected to follow the provisions prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, for financial reporting purposes and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, no compensation expense has been recognized for the Plan under the provisions of SFAS No. 123. Had compensation cost for the Plan been determined based upon the fair value at the grant date for employee awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been increased to the following pro forma amounts:

                                                                              YEAR ENDED OCTOBER 31,
                                                                  -------------------------------------------
                                                                    1997             1998             1999
                                                                  ---------        ---------       ----------
     Net loss attributable to common stock -- as reported.....    $ (2,751)        $ (5,550)       $  (5,432)
     Net loss attributable to common stock -- pro forma.......    $ (2,760)        $ (5,598)       $  (5,625)
     Basic and diluted net loss per share -- as reported......    $  (0.46)        $  (0.90)       $   (0.74)
     Basic and diluted net loss per share -- pro forma........    $  (0.46)        $  (0.91)       $   (0.76)


                                                                              YEAR ENDED OCTOBER 31,
                                                                  -------------------------------------------
                                                                    1997             1998             1999
                                                                  ---------        ---------       ----------
     Weighted average grant-date fair value of options granted:
          Exercise price equal to market price of stock on
           the grant date:
               Aggregate value...........................         $      21        $      38       $    3,933
                                                                  =========        =========       ==========

               Per share value...........................         $    0.02        $    0.04       $     6.65
                                                                  =========        =========       ==========
          Exercise price less than the market price of
            stock on the grant date:
               Aggregate value...........................                --        $     288       $    4,891
                                                                  =========        =========       ==========
               Per share value...........................                --        $    0.84       $     4.90
                                                                  =========        =========       ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999: no dividend yield;

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


risk-free interest rate of 6.32%, 5.71% and 5.57%; expected volatility of 0%, 0%, and 16%; expected lives of five years, respectively.

     The following table summarizes information with respect to stock options outstanding at October 31, 1999:

     October 31, 1999:

                                                     OPTIONS OUTSTANDING AND
                                                           EXERCISABLE
                                                  ----------------------------------
                    WEIGHTED-AVERAGE                                WEIGHTED-AVERAGE
                    EXERCISE PRICES                 NUMBER              REMAINING
                    ---------------               OUTSTANDING       CONTRACTUAL LIFE
                                                  -----------       ----------------
                    $0.08.......................      100,000             6.92
                    $0.10.......................      107,212             7.38
                    $0.23.......................      111,143             8.24
                    $0.50.......................      152,501             9.04
                    $0.83.......................      127,234             9.38
                    $1.00.......................      196,914             9.56
                    $1.33.......................       86,008             9.68
                    $10.00......................      157,200             9.76
                    $18.00......................      432,125             9.92
                                                  -----------
                                                    1,470,337             9.19
                                                  ===========

     Options granted to directors and non-employees are recorded at fair value in accordance with SFAS No. 123. These options were issued pursuant to the 1996 Plan and are reflected in the disclosures above. The Company granted 112,500 and 7,500 options to directors and non-employees for consulting services in fiscal 1997 and 1998 at a weighted average exercise price of $0.14 and $0.23, respectively.

     The 1999 Plan includes change in control provisions which may result in the accelerated vesting of outstanding option grants and stock issuances. The 1999 Plan will terminate no later than September 30, 2009.

Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Plan") became effective immediately upon the effective date of the Company's initial public offering. The Plan is designed to allow eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The Company has reserved 450,000 shares of common stock for issuance under the Plan. The reserve will automatically increase on the first trading day of January in each calendar year, beginning in calendar year 2001, by an amount equal to one percent (1%) of the total number of outstanding shares of common stock on the last trading day of December in the prior calendar year. In no event will any such annual increase exceed 250,000 shares.

     The Plan will have a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began in October 1999 and will end on the last business day in November 2001. The next offering period will start on the first business day in December 2001, and subsequent offering periods will be set by the compensation committee.

     Eligible employees may contribute up to 15% of his or her base salary through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% of the fair market value per share on the participant's entry date into the eligible offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. Semi-annual purchase dates will occur on the last business day of May and November each year. However, a participant may not

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

purchase more than 750 shares on any one semi-annual purchase date, and no more than 75,000 shares may be purchased in total by all participants on any one semi-annual purchase date.

     If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of the two-year offering period, then that offering period will automatically terminate, and a new two-year offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

     Should the Company be acquired by merger or sale of substantially all of our assets or more than fifty percent of its voting securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition. The purchase price will be equal to 85% of the market value per share on the participant's entry date into the offering period in which an acquisition occurs or, if lower, 85% of the fair market value per share immediately prior to the acquisition.

     The Plan will terminate no later than the last business day of November 2009. The board may at any time amend, suspend or discontinue the Plan. However, certain amendments may require stockholder approval.

10. INCOME TAXES:

     As of October 31, 1998 and 1999 the Company had federal net operating loss carryforwards of approximately $7,740 and $10,512, respectively and research and experimentation tax credit carryforwards of approximately $167 and $370, respectively.

     For federal income tax purposes, net operating loss carryforwards begin to expire in 2011.

     The components of the net deferred tax asset are as follows:

                                                                          OCTOBER 31,
                                                                 ------------------------------
                                                                     1998              1999
                                                                 ------------      ------------
       Deferred tax assets:
         Net operating losses ...............................    $      2,865      $      3,893
         Inventory and other reserves .......................              78               412
         Basis of property and equipment ....................              95               132
         Research and experimentation credit ................             167               370
       Net deferred tax assets before valuation allowance ...           3,205             4,807
       Valuation allowance ..................................          (3,205)           (4,807)
                                                                 ------------      ------------
       Net deferred tax asset ...............................    $         --      $         --
                                                                 ============      ============

     Following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory Federal income tax rates to pretax loss and the reported amount of income tax benefit:

                                                                  YEAR ENDED OCTOBER 31,
                                                         ------------------------------------------
                                                            1997            1998            1999
                                                         ----------      ----------      ----------

       Tax benefit at statutory rate of 34% ........     $      916      $    1,810      $    1,763
       State income tax benefit ....................             81             160              77
       Research and experimentation credit .........             72              92             203
       Net increase in valuation allowance .........         (1,065)         (2,060)         (1,602)
       Amortization of stock-based compensation ....             --              --            (410)
       Permanent difference and other ..............             (4)             (2)            (31)
                                                         ----------      ----------      ----------
                                                         $       --      $       --      $       --
                                                         ==========      ==========      ==========

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


     Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Certain of the Company's operating losses that can be utilized in any one taxable year for federal tax purposes have been limited by one or more such ownership changes.


11. RELATED PARTY TRANSACTIONS:

Product Sales

     The Company recorded product sales of $383, $1,343 and $1,235 to certain holders of shares of redeemable convertible preferred stock of the Company for the years ended October 31, 1997, 1998, and 1999, respectively. Accounts receivable from these preferred stockholders totaled approximately $181 and $378 at October 31, 1998 and 1999, respectively. During 1999, all shares of the Company's redeemable convertible preferred stock were converted into common stock (see Note 7).


Notes Receivable

     In September 1997, the Company loaned an officer of the Company $90 in exchange for a promissory note due in full, with accrued interest at a rate of 6.23%, in five years or upon the date in which the officer ceases to remain in service. The Company has agreed to forgive the principal and interest due in the event the employee remains in service continuously for five years from the date of hire.

     During May 1999, the Company's board of directors approved the acceptance of full recourse notes in the amount of $442 from certain of the Company's officers as consideration for the exercise of 1,014,999 options. The notes accrue interest at 7% per year, compounded semi-annually and principal and accrued interest are due in one lump sum in 2003.

     In October 1999, the Company loaned an officer of the Company $100 in exchange for a promissory note due in full, with accrued interest, in 6 years or upon the date in which the officer ceases to remain in service. The note accrues interest at 7% per year, compounded annually and principal and accrued interest are due in one lump sum on December 31, 2006.


12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest totaled $29, $65, and $113 during fiscal year 1997, 1998 and 1999, respectively.

     Accretion on redeemable convertible preferred stock totaled $58, $196, and $247 during fiscal year 1997, 1998 and 1999, respectively.

     Loans to officers and notes receivable from stockholders totaled $90, $0 and $542 during fiscal year 1997, 1998 and 1999, respectively.

13. EMPLOYEE BENEFITS:

     In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the "Plan"), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the Plan. The Company may make matching contributions to those employees

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


participating in the Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. The Company made no matching contributions for the years ended October 31, 1997, 1998, and 1999.

14. EVENT (UNAUDITED) SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT ACCOUNTANTS:

     In December 1999, the Company paid off the remaining balance, principal plus accrued interest, under its existing term loan and equipment line of $1,123 and $1,120, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Crossroads Systems, Inc. and Subsidiary

     Our audits of the consolidated financial statements referred to in our report dated November 30, 1999 appearing in this Annual Report on Form 10-K of Crossroads Systems, Inc. and Subsidiary also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP




Austin, Texas
November 30, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO                 BALANCE AT
                                                  BEGINNING     COSTS AND                    END OF
PERIOD ENDED                                      OF PERIOD      EXPENSES    DEDUCTIONS      PERIOD
                                                  ---------      --------    ----------    ----------

Year ended October 31, 1997.....................   $    --        $    8      $     --      $      8
Year ended October 31, 1998.....................   $     8        $    6      $     --      $     14
Year ended October 31, 1999.....................   $    14        $   81      $     --      $     95

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

3.1*               Sixth Amended and Restated Certificate of Incorporation
                   (filed as Exhibit 3.1 to the Registrant's Registration
                   Statement on Form S-1 (SEC File No. 333-85505) (the "IPO
                   Registration Statement") and incorporated herein by reference)

3.2*               Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO
                   Registration Statement and incorporated herein by reference)

4.1* Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement and incorporated herein by reference)

10.1* Form of Indemnity Agreement between Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement and incorporated herein by reference)

10.2*              Crossroads Systems, Inc. 1999 Stock Incentive Plan (filed as
                   Exhibit 10.2 to the IPO Registration Statement and incorporated herein by reference)

10.3*              Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan
                   (filed as Exhibit 10.3 to the IPO Registration Statement and incorporated herein by reference)

10.4*              Fourth Amended and Restated Investors Rights Agreement dated
                   August 6, 1999 by and among Registrant and certain purchasers of Registrant's preferred stock (filed as Exhibit 10.4 to the IPO Registration Statement and incorporated herein by reference)

10.5*+ OEM Agreement dated April 23, 1998 by and between Registrant and Storage Technology Corporation (filed as Exhibit 10.5 to the IPO Registration Statement and incorporated herein by reference)

10.6*              Lease Agreement dated February 28, 1997 by and between
                   Registrant and Eurus Estates II, Ltd. (filed as Exhibit 10.6 to the IPO Registration Statement and incorporated herein by reference)

10.7* First Supplement to Lease Agreement dated October 6, 1997 by and between Registrant and Eurus Estates II, Ltd. (filed as
                   Exhibit 10.7 to the IPO Registration Statement and incorporated herein by reference)

10.8* Second Supplement to Lease Agreement dated September 28, 1998 by and between Registrant and Eurus Estates II, Ltd. (filed as Exhibit 10.8 to the IPO Registration Statement and incorporated herein by reference)

10.9* Third Supplement to Lease Agreement dated December 1, 1998 by and between Registrant and Eurus Estates II, Ltd. (filed as
                   Exhibit 10.9 to the IPO Registration Statement and incorporated herein by reference)

10.10* Fourth Supplement to Lease Agreement dated June 23, 1999 by and between Registrant and Eurus Estates II, Ltd. (filed as
                   Exhibit 10.10 to the IPO Registration Statement and incorporated herein by reference)

10.11* Fifth Supplement to Lease Agreement dated June 22, 1997 by and between Registrant and Eurus Estates II, Ltd. (filed as
                   Exhibit 10.11 to the IPO Registration Statement and incorporated herein by reference)

10.12* Form of Stock Pledge Agreement by and between Registrant and each of James H. Moore, Reagan Y. Sakai, Robert F. LiVolsi and John R. Middleton (filed as Exhibit 10.12 to the IPO
                   Registration Statement and incorporated herein by reference)

10.13*             Form of Note Secured by Stock Pledge Agreement issued to
                   Registrant by each of James H. Moore, Reagan Y. Sakai, Robert
                   F. LiVolsi and John R. Middleton (filed as Exhibit 10.13 to the IPO Registration Statement and incorporated herein by reference)

10.14*             Amended and Restated Loan and Security Agreement dated August
                   17, 1999 by and between Registrant and Silicon Valley Bank
                   (filed as Exhibit 10.14 to the IPO Registration Statement and incorporated herein by reference)

10.15*             Office Building Lease dated October 8, 1999 by and between
                   Registrant and Maplewood Associates, L.P. (filed as Exhibit
                   10.15 to the IPO Registration Statement and incorporated herein by reference)

10.16*             CP4200 License Agreement dated April 15, 1998 by and between
                   Registrant and Hewlett-Packard Company (filed as Exhibit
                   10.16 to the IPO Registration Statement and incorporated herein by reference)

23.1               Consent of PricewaterhouseCoopers LLP

24.1               Power of Attorney, pursuant to which amendment to this Form
                   10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K

27.1               Financial Data Schedule

*    Incorporated herein by reference to the indicated filing

+    Confidential treatment previously granted