Form 10-Q
period 2000-01-31
CROSSROADS SYSTEMS INC
filed 2000-03-15
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JANUARY 31, 2000
                                           -------------------------------------
                                                              or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------      ---------------------
Commission file number:
                              --------------------------------------------------

                            CROSSROADS SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      74-2846643
--------------------------------------------------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

9390 RESEARCH BOULEVARD, SUITE II-300
AUSTIN, TEXAS                                                 78759
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (512) 349-0300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of March 1, 2000, Registrant had outstanding 26,609,923 shares of common stock, par value $0.001 per share.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                                                           Page

PART I              FINANCIAL INFORMATION
Item 1.             Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of October 31, 1999 and
                        January 31, 2000............................................................................         3

                    Condensed Consolidated Statements of Operations for the Three Months
                        Ended January 31, 1999 and 2000............................. ...............................         4

                    Condensed Consolidated Statement of Changes in Stockholders' Equity for the
                        Three Months Ended January 31, 2000.........................................................         5

                    Condensed Consolidated Statements of Cash Flows for the Three
                        Months Ended January 31, 1999 and 2000......................................................         6

                    Notes to Condensed Consolidated Financial Statements............................................         7

Item 2.             Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.......................................................................         9

Item 3.             Quantitative and Qualitative Disclosures About Market Risk......................................        25

PART II             OTHER INFORMATION

Item 2.             Changes in Securities...........................................................................        26

Item 6.             Exhibits and Reports on Form 8-K................................................................        26

SIGNATURES         .................................................................................................        27

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                          ASSETS
                                                                             OCTOBER 31,   JANUARY 31,
                                                                                 1999         2000
                                                                            -----------    -----------
Current assets:
  Cash and cash equivalents ...............................................   $  61,320    $  60,072
  Short-term investments ..................................................      19,500       14,091
  Accounts receivable, net of allowance for doubtful
     accounts of $95 and $130, respectively ...............................       3,654        6,549
  Inventories .............................................................       3,278        2,779
  Prepaids and other current assets .......................................         933        1,315
                                                                              ---------    ---------
          Total current assets ............................................      88,685       84,806
Note receivable from related party, net ...................................         154          150
Property and equipment, net ...............................................       2,273        3,575
Other assets ..............................................................         618          479
                                                                              ---------    ---------
          Total assets ....................................................   $  91,730    $  89,010
                                                                              =========    =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................   $   3,328    $   2,710
  Accrued expenses ........................................................         735        1,129
  Accrued warranty costs ..................................................         309          408
  Deferred revenue ........................................................         117          171
  Current portion of long-term debt .......................................       1,031           --
                                                                              ---------    ---------
          Total current liabilities .......................................       5,520        4,418
Long-term debt, net of current portion ....................................       1,325           --
Stockholders' equity:
  Common stock, $.001 par value, 175,000,000 shares
    authorized, respectively, 26,549,919 and 26,590,821
    shares issued and outstanding, respectively ...........................          27           27
  Additional paid-in capital ..............................................     102,461      102,409
  Deferred stock-based compensation .......................................      (3,718)      (3,030)
  Notes receivable from stockholders ......................................        (463)        (469)
  Accumulated deficit .....................................................     (13,420)     (14,343)
  Treasury stock at cost (22,500 shares) ..................................          (2)          (2)
                                                                              ---------    ---------
          Total stockholders' equity
                                                                                 84,885       84,592
                                                                              ---------    ---------

          Total liabilities and stockholders' equity ......................   $  91,730    $  89,010
                                                                              =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                THREE MONTHS ENDED
                                                    JANUARY 31,
                                           ----------------------------
                                               1999            2000
                                           ------------    ------------
Revenue:
  Product revenue .....................    $      3,160    $      8,692
  Other revenue .......................              60             101
                                           ------------    ------------
          Total revenue ...............           3,220           8,793
Cost of revenue .......................           1,807           4,638
                                           ------------    ------------
Gross profit ..........................           1,413           4,155
                                           ------------    ------------
Operating expenses:
  Sales and marketing .................             770           2,212
  Research and development ............             838           1,984
  General and administrative ..........             436           1,317
  Amortization of stock-based
   compensation .......................              49             688
                                           ------------    ------------

          Total operating expenses ....           2,093           6,201
                                           ------------    ------------
Loss from operations ..................            (680)         (2,046)
Other income (expense):
  Interest income .....................              47           1,161
  Interest expense ....................             (22)            (29)
  Other income (expense) ..............               8              (9)
                                           ------------    ------------
     Other income, net ................              33           1,123
                                           ------------    ------------
Net loss ..............................            (647)           (923)
Accretion on redeemable
  convertible preferred stock .........             (71)             --
                                           ------------    ------------
Net loss attributable to common
  stock ...............................    $       (718)   $       (923)
                                           ============    ============
Basic and diluted net loss per
  share ...............................    $      (0.11)   $      (0.04)
                                           ============    ============
Shares used in computing basic
  and diluted net loss per share ......       6,456,513      25,629,217
                                           ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     NOTES
                                      COMMON STOCK       ADDITIONAL   DEFERRED     RECEIVABLE                            TOTAL
                                 -----------------------  PAID-IN   STOCK-BASED      FROM       ACCUMULATED  TREASURY  STOCKHOLDERS'
                                    SHARES       AMOUNT   CAPITAL   COMPENSATION  STOCKHOLDERS    DEFICIT      STOCK     EQUITY
                                 ------------  --------- ---------- ------------- -------------  ----------  --------- ------------
Balance at October 31, 1999 ..    26,549,919    $  27    $  102,461     $ (3,718)    $  (463)    $  (13,420)    $   (2)   $ 84,885
  Issuance of common stock ...        40,902       --            43           --          --             --         --          43
  Stock-based compensation ...            --       --            --          688          --             --         --         688
  Accrued interest on notes
     receivable from
     stockholders ............            --       --            --           --          (6)            --         --         (6)
  Registration of stock option
     plan ....................            --       --           (95)          --          --             --         --        (95)
  Net loss ...................            --       --            --           --          --           (923)        --       (923)
                                  ----------    -----    ----------     --------     -------     ----------     ------    --------
Balance at January 31, 2000 ..    26,590,821    $  27    $  102,409     $ (3,030)    $  (469)    $  (14,343)    $   (2)   $ 84,592
                                  ==========    =====    ==========     ========     =======     ==========     =======   ========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                  ------------------------------
                                                     1999               2000
                                                  ------------     -------------
Cash flows from operating activities:
  Net loss ...................................    $   (647)       $   (923)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization ...........         196             412
     Amortization of stock-based
       compensation ..........................          49             688
     Provision for doubtful accounts .........
       receivable ............................           5              44
     Amortization of note receivable
       from related party ....................          --               4
     Changes in assets and liabilities:
       Accounts receivable ...................      (1,173)         (2,939)
       Inventories ...........................         120             499
       Prepaids and other assets .............         (90)           (382)
       Accounts payable ......................         361            (618)
       Accrued expenses ......................          75             394
       Accrued warranty costs ................          26              99
       Deferred revenue and other ............          --              48
                                                  ------------     -------------
          Net cash used in operating
             activities ......................      (1,078)         (2,674)
                                                  ------------     -------------
Cash flows from investing activities:
  Purchase of property and equipment .........        (266)         (1,714)
  Purchase of held-to-maturity investments....          --          (7,591)
  Maturity of held-to-maturity investments....         649          13,000
  Other assets ...............................         141             139
                                                  ------------     -------------
          Net cash provided by investing
             activities ......................         524           3,834
                                                  ------------     -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock .....          19              43
  Registration of stock option plan ..........          --             (95)
  Borrowings under long-term debt
     agreements ..............................         200              --
  Repayment of long-term indebtedness ........         (90)         (2,356)
                                                  ------------     -------------
          Net cash provided by (used in)
             financing activities ............         129          (2,408)
                                                  ------------     -------------
Net decrease in cash and cash  equivalents....        (425)         (1,248)
Cash and cash equivalents, beginning of
  period .....................................       1,695          61,320
                                                  ------------     -------------
Cash and cash equivalents, end of period .....    $  1,270        $ 60,072
                                                  ============    ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Crossroads Systems, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of our management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes for the three-year period ended October 31, 1999, included in our Annual Report on Form 10-K.

The results of operations for the three months ended January 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

2.   NET LOSS PER SHARE

Our net loss per share per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both earnings per share and earnings per share, assuming dilution. Earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common shares associated with our employee stock purchase program; (iii) any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should we enter into such transactions.

The Company has excluded all redeemable convertible preferred stock, up until the date of their conversion, and all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 13,589,064 and 2,301,130 for the three months ended January 31, 1999 and 2000, respectively.

3.   INVENTORIES

Inventories consist of the following:

                                                                   OCTOBER 31,         JANUARY 31,
                                                                       1999                2000
                                                                  -------------        ------------
Raw materials ...............................................           $2,247           $1,628
Work in process .............................................              --                79
Finished goods ..............................................            1,031            1,072
                                                                  -------------        ------------
                                                                        $3,278           $2,779
                                                                  =============        ============

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   SUBSEQUENT EVENTS

Agreement and Plan of Merger and Reorganization with Polaris Communications,
Inc.

On February 3, 2000, we entered into an Agreement and Plan of Merger and Reorganization with Polaris Communications, Inc. ("Polaris"). The agreement sets forth the terms and conditions of our proposed acquisition of Polaris by means of a merger of a wholly-owned subsidiary of Crossroads with and into Polaris after which Polaris would become a wholly-owned subsidiary of Crossroads. Pursuant to the agreement, we will acquire all of the outstanding common stock of Polaris in exchange for 450,000 shares of our common stock. This acquisition will be accounted for as a purchase. The completion of this transaction is subject to the satisfaction of a number of conditions, including approval by the shareholders of Polaris and the completion of a fairness hearing under Oregon law.

Early Release for 20 Percent of Lock-up Shares

On February 22, 2000, we announced that the underwriters for Crossroads' initial public offering agreed to release approximately 3.8 million shares subject to lock-up agreements due to expire April 16, 2000. This release was for 20 percent of all of the shares currently subject to lock-up agreements and was effective with the opening of trading on February 25, 2000. This partial release of the underwriters' lock-up has no effect on various resale restrictions under applicable securities laws and regulations that apply to certain stockholders.

Appointment of New President and Chief Operating Officer

On March 1, 2000, we announced that Larry Sanders has been named president and chief operating officer. He succeeds Jim Moore, who retired effective March 3, 2000. We expect to record additional compensation charges for the quarter ending April 30, 2000 and thereafter resulting from this transition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Factors That May Affect Future Results" sets forth certain factors that could cause our actual future results to differ materially from these statements.


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

         Our company was originally formed in 1995 as Infinity Commstor, LLC, a Texas limited liability company. In 1996, Infinity Commstor was merged into a newly formed Delaware corporation, which became Crossroads Systems, Inc., with operations conducted through a wholly-owned Texas corporation subsidiary. Since mid-1996, our operating activities have related primarily to increasing our research and development capabilities, designing, developing and marketing our storage routers, staffing our administrative, marketing and sales organizations and establishing relationships with OEMs and distributors, resellers and system integrators. We began shipping our first product, the Crossroads 4100 storage router, to OEMs for their evaluation in July 1997. Prior to that time, our revenue was derived principally from consulting services related to the implementation of Fibre Channel components and from the sale of a software developer's kit used to deploy Fibre Channel systems.

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

         A key element of our growth strategy is to expand our sales channels. To this end, we have established relationships with a number of distributors, resellers and system integrators. Although we anticipate that revenue derived from sales to distributors, resellers and system integrators will increase as a percentage of our total revenue in future periods, we expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future.

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

         With respect to sales of our products to OEMs, we recognize product revenue when products are shipped to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At January 31, 2000, our deferred revenue totaled $171,000. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

         To date, we have outsourced substantially all of our manufacturing requirements to XeTel Corporation, a contract manufacturer, and a significant portion of our cost of revenue historically has consisted of payments to that manufacturer. In September 1999, we transitioned the final assembly and test portion of our manufacturing process from Xetel to an in-house facility. Beginning in September 1999, we have incurred and expect to continue to incur monthly charges of $61,500 related to rent, payroll and other operating expenses due to this transition. During the transition period, our manufacturing costs increased, and our gross profit decreased, as we incurred costs of final assembly and test performed both by us and our contract manufacturer. We believe that bringing final assembly and test operations in-house has allowed us to reduce our total manufacturing costs on a per unit basis and provides us with greater flexibility to respond to changes in customer demand. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and effect appropriate changes to our manufacturing processes.

         In connection with the grant of stock options to our employees and directors, we recorded deferred compensation during fiscal 1998 and 1999 aggregating approximately $5.0 million. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, generally four years. Of the total deferred compensation amount, approximately $1.9 million has been amortized as of January 31, 2000. The amortization of deferred compensation is recorded as an operating expense. We currently expect to amortize the remaining amounts of deferred compensation as of January 31, 2000 in the periods indicated:


                           February 1, 2000 to October 31, 2000...............   $1,575,000
                           November 1, 2000 to October 31, 2001...............      950,000
                           November 1, 2001 to October 31, 2000...............      425,000
                           November 1, 2002 to July 31, 2003..................       80,000
                                                                                 ----------
                                                                                 $3,030,000
                                                                                 ==========

         We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $14.3 million at January 31, 2000. Moreover, we anticipate that we will continue to incur net losses on both a quarterly and annual basis for the foreseeable future, in part due to our plans to devote substantial resources to expand our sales and marketing and research and development activities.

         As of January 31, 2000, we had approximately $10.6 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history.

RESULTS OF OPERATIONS

         The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue.

                                                THREE MONTHS ENDED JANUARY
                                                           31,
                                                ---------------------------
                                                    1999          2000
                                                ------------  ------------
Revenue:
  Product revenue ........................              98.1%         98.8%
  Other revenue ..........................               1.9           1.2
                                                ------------  ------------
          Total revenue ..................             100.0         100.0
Cost of revenue ..........................              56.1          52.7
                                                ------------  ------------
Gross profit .............................              43.9          47.3
                                                ------------  ------------
Operating expenses:
  Sales and marketing ....................              23.9          25.2
  Research and development ...............              26.0          22.6
  General and administrative .............              13.6          15.0
  Amortization of stock-based compensation               1.5           7.8
                                                ------------  ------------
          Total operating expenses .......              65.0          70.6
                                                ------------  ------------
Loss from operations .....................             (21.1)        (23.3)
Other income, net ........................               1.0          12.8
                                                ------------  ------------
Net loss..................................
                                                       (20.1)%       (10.5)%
                                                ============  ============


COMPARISON OF FISCAL QUARTERS ENDED JANUARY 31, 1999 AND 2000

         Revenue. Our total revenue increased 173% from $3.2 million for the quarter ended January 31, 1999 to $8.8 million for the quarter ended January 31, 2000.

         Product revenue. Product revenue increased 175% from $3.2 million for the quarter ended January 31, 1999 to $8.7 million for the quarter ended January 31, 2000. As a percentage of total revenue, product revenue increased from 98.1% for the quarter ended January 31, 1999 to 98.8% for the quarter ended January 31, 2000. The increases in product revenue resulted from increased sales of our storage router product family.

         Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 68% from $60,000 for the quarter ended January 31, 1999 to $101,000 for the quarter ended January 31, 2000. The increase for the quarter ended January 31, 2000 was due to the license of a product design for $40,000 in that period. We do not anticipate significant other revenue in the future.

         Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead and warranty costs. Cost of revenue increased 157% from $1.8 million for the quarter ended January 31, 1999 to $4.6 million for the quarter ended January 31, 2000. These increases were primarily due to increases in unit sales volume and a corresponding increase in costs related to manufacturing. Gross profit increased 194% from $1.4 million for the quarter ended January 31, 1999 to $4.2 million for the quarter ended

January 31, 2000. The increase was primarily due to increased product revenue in each of these periods. Gross profit increased from 43.9% for the quarter ended January 31, 1999 to 47.3% for the quarter ended January 31, 2000. The increase in gross profit resulted from favorable customer and product mix in addition to the benefits of moving our final assembly and test to an in-house facility.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased 187% from $770,000 for the quarter ended January 31, 1999 to $2.2 million for the quarter ended January 31, 2000. The increase in sales and marketing expenses for the quarter ended January 31, 2000 was primarily due to the hiring of additional sales and marketing personnel resulting in approximately $700,000 of increased compensation expense, including increased commissions commensurate with greater sales. Sales and marketing personnel totaled 15 at January 31, 1999 and 48 at January 31, 2000. As a percentage of total revenue, sales and marketing expenses increased from 24% for the quarter ended January 31, 1999 to 25% for the quarter ended January 31, 2000. We anticipate that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of total revenue, due to the planned expansion of our sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

         Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development and prototyping expenses. Research and development expenses increased 137% from $838,000 for the quarter ended January 31, 1999 to $2.0 million for the quarter ended January 31, 2000. The increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $600,000 of increased compensation expense, increased prototyping costs of approximately $150,000 related to the development of our 4x50 product line and approximately $200,000 of increased depreciation expense. Research and development personnel totaled 25 at January 31, 1999 and 60 at January 31, 2000. As a percentage of total revenue, research and development expenses decreased from 26% for the quarter ended January 31, 1999 to 23% for the quarter ended January 31, 2000. The decrease for the quarter ended January 31, 2000 was primarily due to substantially higher revenue in the quarter ended January 31, 2000. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

         General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses and insurance costs. General and administrative expenses increased 202% from $436,000 for the quarter ended January 31, 1999 to $1.3 million for the quarter ended January 31, 2000. The increase in general and administrative expenses was primarily due to the hiring of administrative personnel resulting in approximately $400,000 of increased compensation expense for the quarter ended January 31, 2000 which were necessary to manage and support the growth in our business as a public company. General and administrative personnel totaled 11 at January 31, 1999 and 30 at January 31, 2000. As a percentage of total revenue, general and administrative expenses increased from 14% for the quarter ended January 31, 1999 to 15% for the quarter ended January 31, 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate growth, add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

OTHER INCOME, NET

Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was $33,000 and $1.1 million in the quarters ended January 31, 1999 and 2000, respectively, representing 1% and 13% of total revenues, respectively. The increase in other income, net was primarily due to increased cash, cash equivalents and short-term investment balances resulting from the proceeds from our initial public offering in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity at January 31, 2000 consisted of $60.1 million in cash and cash equivalents, $14.1 million in short-term investments and our bank credit facility. The credit facility, as amended and restated in September 1999, includes a revolving line of credit providing borrowings up to the lesser of (a) $2.5 million or (b) 80% of eligible accounts receivable plus 25% of eligible inventories; and an equipment loan agreement providing for financing up to $1.9 million. Borrowings under the revolving line of credit bear interest at the bank's prime rate, which was 8.25% at January 31, 2000, and are secured by our accounts receivable and inventories. Term loan financing available to us under the equipment loan agreement bears interest at the bank's prime rate plus 0.5%, is secured by the related capital equipment and is payable through June 30, 2003. The line of credit and the equipment loan agreement expire in August 2000. The line of credit and equipment loan agreement contain provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. In February 2000, we entered into a $1.0 million letter of credit in connection with the lease requirements of our new facility. As of January 31, 2000, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

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

         Cash utilized by operating activities was $1.1 million for the quarter ended January 31, 1999 as compared to $2.7 million for the quarter ended January 31, 2000. The increases in net cash utilized reflected increased losses from operations, working capital required to fund the expansion of our operations and increases in accounts receivable.

         Cash provided by investing activities was $524,000 for the quarter ended January 31, 1999 as compared to $3.8 million for the quarter ended January 31, 2000. The increases in net cash utilized reflected the maturity of held-to-maturity investments, net of purchases, of $5.4 million, reduced by capital expenditures during the period. Capital expenditures were $266,000 for the quarter ended January 31, 1999 and $1.7 million for the quarter ended January 31, 2000. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our business expansion. We anticipate capital expenditures through fiscal 2000 of at least $9.7 million to fund our purchase of a new enterprise resource planning system; leasehold improvements; costs associated with the transition to an in-house facility of the final assembly and test portions of our manufacturing process, including modification to our facilities and test and other manufacturing equipment; and equipment and software to support our projected growth in personnel.

         Cash provided by financing activities was $129,000 for the quarter ended January 31, 1999 as compared to cash utilized by financing activities of $2.4 million for the quarter ended January 31, 2000. The increase in cash utilized reflected the payment of our existing debt of $2.4 million in December 1999. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which amount includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August 1999), product sales and, to a lesser extent, bank debt.

         We believe the net proceeds we received from our initial public offering, together with our existing cash balances, the net proceeds from the sale of our Series E preferred stock and our credit facilities, will be sufficient to meet our capital requirements through at least the next 12 months. However, we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. In February 2000, we entered into an agreement to acquire Polaris Communications, Inc. (see page 6) and we may enter into additional acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         Numerous factors may affect our business and future operating results. These factors include, but are not limited to the potential for significant losses to continue; our ability to accurately forecast our revenues; fluctuations in revenue and operating results; overall market performance; limited product lines; limited number of OEM customers; competition; delays in research and development; inventory risks; the inability to expand our distribution channels; the loss of our primary contract manufacturer; risks of delay or poor execution from a variety of sources; inventory risks; limited resources; pricing; dependence upon key personnel; international operations; product liability claims; potential future acquisitions; residual Year 2000 issues; concentration of ownership; and volatility of stock price. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Additional Factors That May Affect Future Results" in our Annual Report on Form 10-K dated January 31, 2000.


WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

         We have incurred significant losses in every fiscal quarter since the end of fiscal 1996 and expect to continue to incur losses in the future. As of January 31, 2000, we had an accumulated deficit of $14.3 million. Although our revenue has grown in recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenue to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses. We will need to generate significant revenue to achieve profitability. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

         In addition, potential and existing OEM customers often place initial orders for our products for purposes of qualification and testing. As a result, we may report an increase in sales or a commencement of sales of a product in a quarter that will not be followed by similar sales in subsequent quarters as OEMs conduct qualification and testing. This order pattern has in the past and could in the future lead to fluctuations in quarterly revenue and gross profits.

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

         In fiscal 1998, 1999 and the three months ended January 31, 2000, approximately 90%, 85% and 84% of our revenue, respectively, was derived from six OEM customers. Furthermore, during fiscal 1998, our four largest customers -- ADIC, Compaq, Hewlett-Packard and StorageTek -- accounted for 25%, 20%, 16% and 14% of our total revenue, respectively. In fiscal 1999, revenue from Compaq and StorageTek represented 36% and 36% of our total revenue, respectively. During the three month period ended January 31, 2000, Compaq and StorageTek represented 33% and 43% or our total revenue, respectively. We rely on OEMs as a primary distribution channel as they are able to sell our products to a large number of end-user organizations, which enables us to achieve broad market penetration, with limited sales, marketing and customer service and support resources from us. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

DEMAND FOR OUR PRODUCTS DEPENDS SIGNIFICANTLY UPON THE NEED TO INTERCONNECT SCSI-BASED TAPE STORAGE SYSTEMS WITH FIBRE CHANNEL SANS, AND WE EXPECT TO FACE COMPETITION FROM MANUFACTURERS OF TAPE STORAGE SYSTEMS THAT INCORPORATE FIBRE CHANNEL INTERFACES INTO THEIR PRODUCTS.

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

         To date, we have relied on a third-party manufacturer, XeTel Corporation, to manufacture substantially all of our products on a purchase order basis. We do not have a long-term supply contract with XeTel and, therefore, XeTel is not obligated to manufacture products for us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. Although we believe that other providers of manufacturing services can adequately address our needs, we expect that it would take approximately three months to transition the performance of these services from XeTel to a new manufacturer. We generally place orders for products with XeTel approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from XeTel to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. XeTel has not provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products. Recently, we have engaged another contract manufacturer, Solectron, to make our 4x50 family of products. We believe that this will enable us to reduce our reliance on XeTel. Our contract with XeTel can be terminated be either party with 90 days advance written notice.

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

         Our rapid growth in personnel and operations has placed, and will continue to place, a significant strain on our management and operational resources, including our physical facilities and enterprise resource planning system. We plan to continue to aggressively expand our operations to pursue existing and potential market opportunities. We plan to relocate our headquarters facility to a larger facility in the near future. In addition, we have selected and are currently implementing a new enterprise resource planning system in order to integrate manufacturing, resource planning and financial accounting. We expect these changes to be disruptive, time-consuming and expensive processes. If we are unsuccessful or experience delays in effecting these changes, our ability to effectively manage our operations may be compromised.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

         As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. For example, in February 2000, we entered into an agreement to acquire Polaris Communications, Inc.. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

         At January 31, 2000, our executive officers and directors, and their respective affiliates, beneficially owned, in the aggregate, 12,253,175 shares of our outstanding common stock. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of our company on terms which other stockholders may desire.

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

OF OUR TOTAL OUTSTANDING SHARES, 18,489,435, OR 69%, ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE. THIS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

         At March 1, 2000, we had 26,609,923 shares of common stock outstanding. This includes the 8,120,488 shares, which are currently freely tradeable, including 3,807,988 shares released from lock-up restrictions on February 25, 2000 by the underwriters of our initial public offering, unless they are purchased by our "affiliates" as such term is defined in the Securities Act. The remaining 18,489,435 shares will become available for resale in the public market as shown in the chart below.



                                     % OF TOTAL
 NUMBER OF SHARES                SHARES OUTSTANDING      DATE OF AVAILABILITY FOR RESALE INTO THE PUBLIC MARKET
-----------------                ------------------      ------------------------------------------------------
     8,120,488                          31%              Immediately (except to the extent purchased by our
                                                         affiliates).

    14,200,738                          53%              These shares will become freely tradeable on April 16,
                                                         2000 due to an agreement these stockholders have with the
                                                         underwriters of our initial public offering. However, the
                                                         underwriters can waive this restriction and allow these
                                                         stockholders to sell their shares at any time without
                                                         prior notice.

     4,288,697                          16%              These shares are restricted securities as defined in Rule
                                                         144 of the Securities Act, and will become freely
                                                         tradeable on a date after April 16, 2000 unless they are
                                                         purchased by our affiliates.

         As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained on Page 33 of our 1999 Annual Report on Form 10-K and is incorporated by reference to such annual report.

                     CROSSROADS SYSTEMS, INC. AND SUBSIDIARY

                                     PART II


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         From November 1, 1999 through January 31, 2000, we issued approximately 40,902 shares of our common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.50 to $18.00 per share) under our stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit Index

          Exhibit Number            Description

          27.1                      Financial Data Schedule

     (b)  Reports on Form 8-K

          After January 31, 2000, we filed a Current Report on Form 8-K dated February 3, 2000 (Item 5) reporting the execution of an Agreement and Plan of Merger and Reorganization with Polaris Communications, Inc. and the resignation of Ms. Wo Overstreet as a director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CROSSROADS SYSTEMS, INC.

  March 15, 2000            /s/ Brian R. Smith
  --------------            ------------------
    (Date)                  Brian R. Smith
                            Chairman of the Board and Chief Executive Officer
                            (Principal executive officer)

  March 15, 2000            /s/ Reagan Y. Sakai
  --------------            -------------------
    (Date)                  Reagan Y. Sakai
                            Chief Financial Officer
                            (Principal finance and accounting officer)

                               INDEX TO EXHIBITS






          Exhibit Number            Description
          --------------            -----------
          27.1                      Financial Data Schedule
