Form 10-Q
period 2000-04-30
CROSSROADS SYSTEMS INC
filed 2000-06-14
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended APRIL 30, 2000
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
Commission file number:
                       ---------------------------------------------------------

                            CROSSROADS SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                            74-2846643
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

8300 NORTH MOPAC EXPRESSWAY
AUSTIN, TEXAS                                               78759
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (512) 349-0300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                      9390 Research Boulevard, Suite II-300
                                Austin, TX 78759
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of June 1, 2000, Registrant had outstanding 27,352,818 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                   Page
                                                                                                   ----

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)


            Condensed Consolidated Balance Sheets as of October 31, 1999 and
              April 30, 2000..........................................................              2


            Condensed Consolidated Statements of Operations for the three and six
              months ended April 30, 1999 and 2000....................................              3

            Condensed Consolidated Statements of Cash Flows for the six
              months ended April 30, 1999 and 2000....................................              4

            Notes to Condensed Consolidated Financial Statements......................              5

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................              8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk................             23

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.........................................................             24

Item 2.     Changes in Securities and Use of Proceeds.................................             24

Item 6.     Exhibits and Reports on Form 8-K..........................................             24

SIGNATURES............................................................................             26

INDEX TO EXHIBITS.....................................................................             27

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS


                                                                                         OCTOBER 31,     APRIL 30,
                                                                                            1999          2000
                                                                                         ----------    ----------
Current assets:
    Cash and cash equivalents ......................................................     $   61,320    $   63,650
    Short-term investments .........................................................         19,500         7,590
    Accounts receivable, net .......................................................          3,654         9,830
    Inventories ....................................................................          3,278         3,228
    Prepaids and other current assets ..............................................            933         2,020
                                                                                         ----------    ----------

        Total current assets .......................................................         88,685        86,318

Note receivable from related party, net ............................................            154           100
Property and equipment, net ........................................................          2,273         7,036
Intangibles, net ...................................................................             --        42,843
Other assets .......................................................................            618           366
                                                                                         ----------    ----------

        Total assets ...............................................................     $   91,730    $  136,663
                                                                                         ==========    ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...............................................................     $    3,328    $    5,735
    Accrued expenses ...............................................................            735         2,268
    Accrued warranty costs .........................................................            309           284
    Deferred revenue ...............................................................            117           344
    Current portion of long-term debt ..............................................          1,031            --
                                                                                         ----------    ----------
        Total current liabilities ..................................................          5,520         8,631
Long-term debt, net of current portion .............................................          1,325            --
Commitments
Stockholders' equity:
    Common stock, $.001 par value, 175,000,000 shares authorized, respectively,
         26,549,919 and 27,276,246 shares issued and outstanding, respectively......             27            27
    Additional paid-in capital .....................................................        102,461       179,181
    Deferred stock-based compensation ..............................................         (3,718)      (14,723)
    Notes receivable from stockholders .............................................           (463)         (352)
    Accumulated deficit ............................................................        (13,420)      (35,974)
    Treasury stock at cost (22,500 and 264,843 shares, respectively) ...............             (2)         (127)
                                                                                         ----------    ----------
        Total stockholders' equity .................................................         84,885       128,032
                                                                                         ----------    ----------

        Total liabilities and stockholders' equity .................................     $   91,730    $  136,663
                                                                                         ==========    ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          APRIL 30,                       APRIL 30,
                                                ----------------------------    ----------------------------
                                                    1999            2000            1999            2000
                                                ------------    ------------    ------------    ------------

Revenue:
      Product revenue .......................   $      3,503    $     10,987    $      6,663    $     19,679
      Other revenue .........................              3             136              63             237
                                                ------------    ------------    ------------    ------------

           Total revenue ....................          3,506          11,123           6,726          19,916

Cost of revenue .............................          2,029           5,583           3,836          10,221
                                                ------------    ------------    ------------    ------------

Gross profit ................................          1,477           5,540           2,890           9,695
                                                ------------    ------------    ------------    ------------

Operating expenses:
      Sales and marketing ...................            853           3,022           1,623           5,234
      Research and development ..............            990           2,837           1,828           4,821
      General and administrative ............            476           2,320             912           3,637
      Amortization of intangibles ...........             --           1,616              --           1,616
      Stock-based compensation ..............             98          18,435             147          19,123
                                                ------------    ------------    ------------    ------------

           Total operating expenses .........          2,417          28,230           4,510          34,431
                                                ------------    ------------    ------------    ------------

Loss from operations ........................           (940)        (22,690)         (1,620)        (24,736)

Other income (expense):
      Interest and dividend income ..........             32           1,138              79           2,299
      Interest expense ......................            (23)             (2)            (45)            (31)
      Other .................................             --             (77)              8             (86)
                                                ------------    ------------    ------------    ------------

           Other income, net ................              9           1,059              42           2,182
                                                ------------    ------------    ------------    ------------

Net loss ....................................           (931)        (21,631)         (1,578)        (22,554)

Accretion on redeemable convertible
      preferred stock .......................            (71)             --            (142)             --
                                                ------------    ------------    ------------    ------------
Net loss attributable to common stock .......   $     (1,002)   $    (21,631)   $     (1,720)   $    (22,554)
                                                ============    ============    ============    ============

Basic and diluted net loss per share ........   $      (0.15)   $      (0.83)   $      (0.26)   $      (0.87)
                                                ============    ============    ============    ============
Shares used in computing basic and
      diluted net loss per share ............      6,652,230      26,090,132       6,538,371      25,860,187
                                                ============    ============    ============    ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                     SIX MONTHS ENDED APRIL 30,
                                                                                     --------------------------
                                                                                         1999          2000
                                                                                     ----------    ------------

Cash flows from operating activities:
  Net loss .......................................................................   $   (1,578)   $  (22,554)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ...............................................          395         2,634
     Stock-based compensation ....................................................          147        19,123
     Provision for doubtful accounts receivable ..................................           25            96
     Amortization of note receivable from related party ..........................           --             5
     Changes in assets and liabilities:
       Accounts receivable .......................................................       (1,723)       (5,835)
       Inventories ...............................................................         (525)          442
       Prepaids and other assets .................................................         (180)         (961)
       Accounts payable ..........................................................          945         2,388
       Accrued expenses ..........................................................          163         1,382
       Accrued warranty costs ....................................................           60           (25)
       Deferred revenue and other ................................................          507           696
                                                                                     ----------    ----------
          Net cash used in operating activities ..................................       (1,764)       (2,609)
                                                                                     ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment .............................................         (602)       (5,704)
  Cash acquired, net of payments for business acquisitions .......................           --         1,053
  Purchase of held-to-maturity investments .......................................           --        (7,590)
  Maturity of held-to-maturity investments .......................................        2,239        19,500
                                                                                     ----------    ----------
          Net cash provided by investing activities ..............................        1,637         7,259
                                                                                     ----------    ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock .........................................           56           137
  Costs associated with initial public offering ..................................           --            (6)
  Proceeds from issuance of preferred stock,
     net of issuance costs .......................................................        5,289            --
  Registration of stock option plan ..............................................           --           (95)
  Borrowings under long-term debt agreements .....................................          557            --
  Repayment of long-term indebtedness ............................................         (237)       (2,356)
                                                                                     ----------    ----------
          Net cash provided by (used in) financing activities ....................        5,665        (2,320)
                                                                                     ----------    ----------
Net increase in cash and cash equivalents ........................................        5,538         2,330
Cash and cash equivalents, beginning of
  period .........................................................................        1,695        61,320
                                                                                     ----------    ----------
Cash and cash equivalents, end of period .........................................   $    7,233    $   63,650
                                                                                     ==========    ==========

Supplemental disclosure of non-cash investing and financing activities:
  The Company purchased all of the assets of Polaris Communications, Inc. during fiscal year 2000. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:
     Fair value of assets acquired ...............................................   $       --    $   46,751
     Liabilities assumed .........................................................           --          (171)
  Stock issued in connection with the acquisition ................................           --       (44,483)
  Options issued in connection with the acquisition ..............................           --        (1,890)
                                                                                     ----------    ----------
  Cash payments for business acquisitions ........................................   $       --    $      207
                                                                                     ==========    ==========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements include the accounts of Crossroads Systems, Inc. ("Crossroads" or the "Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

   The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of our management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 1999, included in our Annual Report on Form 10-K.

   The results of operations for the three and the six months ended April 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

    Crossroads completed the acquisition of Polaris Communications, Inc. ("Polaris") during the second quarter of fiscal 2000. This acquisition was accounted for under the purchase method of accounting.

2.  ACQUISITION OF POLARIS

    On March 21, 2000, Crossroads consummated its acquisition of Polaris. Polaris was a leading developer and marketer of S/390 mainframe communication interfaces and systems delivering increased connectivity and bandwidth options to enterprise data centers, focusing on high-speed connections between open-systems and mainframes. The aggregate purchase price of $46.6 million consisted of the issuance of 428,625 shares of Crossroads common stock valued at approximately $44.5 million, the issuance of 21,375 options to purchase Crossroads common stock valued at approximately $1.9 million and $0.2 million of other direct acquisition costs. The results of operations of Polaris and the estimated fair value of the assets acquired and liabilities assumed are included in Crossroads' financial statements from the date of acquisition.

    The purchase price was allocated to the assets acquired and liabilities assumed based on Crossroads' estimates of fair value. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company and consists of proven research and development, the in-place workforce and the installed customer base. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $41.3 million. The assigned values are being amortized on a straight-line basis.

    The Company's allocation of the purchase price and the resulting assigned values for the net assets acquired as of March 21, 2000 are as follows:



                                                   VALUE ASSIGNED    AMORTIZABLE
                                                   TO NET ASSETS        LIFE
          BALANCE SHEET CATEGORY                      ACQUIRED         (YEARS)
          ----------------------                   -------------     -----------

          Intangible assets:
            Proven research and development          $    1,030        3 - 7
            In-place workforce                            1,800            4
            Customer base                                   340           15
            Goodwill                                     41,289            3
          Other assets, net of liabilities assumed        2,121           --

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    The following table represents unaudited consolidated pro forma information as if Crossroads and Polaris had been combined as of the beginning of the periods presented. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have occurred had Crossroads and Polaris been a combined company during the specified periods. The pro forma combined results include the effects of the purchase price allocation, amortization of intangible assets, and certain adjustments required to conform to Crossroads' accounting policies.



                                                                                       PRO FORMA
                                                                                    SIX MONTHS ENDED
                                                                                       APRIL 30,
                                                                                 ---------------------
                                                                                   1999          2000
                                                                                 --------       ------

          Total revenue.................................................         $  7,892       21,959
          Net loss......................................................           (8,923)     (28,199)
          Basic and diluted net loss per share..........................         $  (1.27)       (1.07)


3. INVENTORIES

    Inventories consist of the following:



                                                      OCTOBER 31,     APRIL 30,
                                                         1999           2000
                                                     ------------   ------------
                    Raw materials ................   $      2,247   $      2,120
                    Work in process ..............             --             56
                    Finished goods ...............          1,031          1,052
                                                     ------------   ------------
                                                     $      3,278   $      3,228
                                                     ============   ============

4. COMMITMENTS AND CONTINGENCIES

    In April 2000, Crossroads relocated its headquarters in accordance with an agreement to lease approximately 63,548 square feet of general office, laboratory, and administrative space in Austin, Texas. The term of the lease agreement is six years, from April 1, 2000 through March 31, 2006, and represents a lease commitment of $1.7 million per year for the first three years and $1.8 million per year, thereafter. In conjunction with entering into the lease agreement, Crossroads signed an unconditional, irrevocable letter of credit with a bank for $1.0 million.

5. STOCK BASED COMPENSATION

    On March 1, 2000, Crossroads announced that Larry Sanders was named president and chief operating officer of the Company. He succeeds Jim Moore, who retired effective March 3, 2000. We recorded approximately $16.5 million of stock based compensation in connection with accelerating the vesting of certain stock options previously granted to Mr. Moore.

    In connection with the grant of certain stock options to Mr. Sanders and to a new member of our board of directors, Paul Zito, we recorded deferred compensation during March 2000 aggregating approximately $13.6 million. Deferred compensation represents, for accounting purposes, the difference between the fair value of the common stock underlying these options and their exercise price at the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options. The amortization associated with these options totaled approximately $1.3 million during the three and six months ended April 30, 2000.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. NET LOSS PER SHARE

    The Company's net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both earnings per share and earnings per share, assuming dilution. Earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution, includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common shares associated with our employee stock purchase program; (iii) any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should we enter into such transactions.

    The Company has excluded all redeemable convertible preferred stock, up until the date of their conversion, and all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 14,735,277 and 2,808,014 for the three months ended April 30, 1999 and 2000, respectively.

7. LITIGATION

    On March 31, 2000, we filed a lawsuit against Chaparral Network Storage, Inc. alleging that Chaparral has infringed one of our patents with some of their router products. The lawsuit was filed in United States District Court for the Western District of Texas and we are seeking injunctive relief as well as damages. Prior to filing the lawsuit, we notified Chaparral that it was manufacturing and selling products that infringe one of our patents. Chaparral continued to manufacture and sell the infringing products after receiving notice from us.

    On April 14, 2000, we filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of our patents with their SAN Data Gateway Router. The lawsuit was filed in United States District Court for the Western District of Texas and we are seeking injunctive relief as well as damages. Prior to filing the lawsuit, we notified Pathlight that it was manufacturing and selling products that infringe one of our patents. Pathlight continued to manufacture and sell the infringing products after receiving notice from us.

8. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We do not currently engage or plan to engage in hedging activities or intend to own or plan to purchase any derivative instruments.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 will be effective for all fiscal quarters of fiscal years beginning after December 15, 1999. The application of SAB No. 101 is not expected to have a material impact on the financial statements of the Company.

9. SUBSEQUENT EVENTS

    On May 19, 2000, Chaparral filed a counter-suit against us alleging tortious interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that we have made statements that Chaparral has infringed the patent rights of the Company and that these statements are false and defamatory.

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

OVERVIEW

     Crossroads is the leading provider of storage routers for storage area networks, based on our market share of storage routers shipped. Storage routers are computer equipment that organizations use to connect servers and storage systems together in a storage area network, or "SAN". A SAN is a high speed computer network that facilitates data transfers among servers and storage systems using high performance data communications that follow the industry-accepted rules and conventions, which are commonly referred to as computer protocols. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data.

    Our company was originally formed in 1995 as Infinity Commstor, LLC, a Texas limited liability company. In 1996, Infinity Commstor was merged into a newly formed Delaware corporation, which became Crossroads Systems, Inc., with operations conducted through a wholly-owned Texas corporation subsidiary. Since mid-1996, our operating activities have related primarily to increasing our research and development capabilities, designing, developing and marketing our storage routers, staffing our administrative, marketing and sales organizations and establishing relationships with other equipment manufacturers, or "OEMs", and distributors, resellers and system integrators. We began shipping our first product, the Crossroads 4100 storage router, to OEMs for their evaluation in July 1997. Prior to that time, our revenue was derived principally from consulting services related to the implementation of Fibre Channel components and from the sale of a software developer's kit used to deploy Fibre Channel systems. On March 21, 2000, Crossroads consummated its acquisition of Polaris Communications, Inc. ("Polaris"). Polaris was a leading developer and marketer of S/390 mainframe communication interfaces and systems delivering increased connectivity and bandwidth options to enterprise data centers, focusing on high-speed connections between open-systems and mainframes. The aggregate purchase price of $46.6 million consisted of the issuance of 428,625 shares of Crossroads common stock valued at approximately $44.5 million, the issuance of 21,375 options to purchase Crossroads common stock valued at approximately $1.9 million and $0.2 million of other direct acquisition costs. The acquisition of Polaris was accounted for under the purchase method of accounting.

     The Company recorded significant charges during the three months ended April 30, 2000 in connection with the transition of our President and Chief Operating Officer and the acquisition of Polaris. These charges included stock based compensation expense of approximately $17.8 million and amortization of intangibles of approximately $1.6 million.

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

    With respect to sales of our products to OEMs, we recognize product revenue when products are shipped to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At April 30, 2000, our deferred revenue totaled $344,000. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

    Through August 1999, we outsourced substantially all of our manufacturing requirements to XeTel Corporation ("Xetel"), a contract manufacturer, and a significant portion of our cost of revenue historically has consisted of payments to that manufacturer. In September 1999, we transitioned the final assembly and test portion of our manufacturing process from Xetel to an in-house facility. During the transition period, our manufacturing costs increased, and our gross profit decreased, as we incurred costs of final assembly and test performed both by our contract manufacturer and us. In fiscal 2000, we have engaged another contract manufacturer, Solectron, to make our 4x50 family of products. We believe that this will enable us to reduce our reliance on XeTel. We believe that bringing final assembly and test operations in-house and the addition of Solectron as another contract manufacturer have allowed us to reduce our total manufacturing costs on a per unit basis and provides us with greater flexibility to respond to changes in customer demand. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and effect appropriate changes to our manufacturing processes.

    In connection with the grant of stock options to our employees and directors, we recorded deferred compensation during fiscal 1998 and 1999 aggregating approximately $5.0 million. In addition, we recorded deferred compensation during the six months ended April 30, 2000 aggregating approximately $13.6 million. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, generally four years. Of the total deferred compensation amount, approximately $3.8 million has been amortized as of April 30, 2000. The amortization of deferred compensation is recorded as an operating expense.

     We currently expect to amortize the remaining amounts of deferred compensation as of April 30, 2000 in the periods indicated (in thousands):

             May 1, 2000 to October 31, 2000 ........   $ 4,851
             November 1, 2000 to October 31, 2001 ...     6,131
             November 1, 2001 to October 31, 2002 ...     2,653
             November 1, 2002 to October 31, 2003 ...       998
             November 1, 2003 to October 31, 2004 ...        90
                                                        -------
                                                        $14,723
                                                        =======


     We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $36.0 million at April 30, 2000.

     As of April 30, 2000, we had approximately $12.0 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue.

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                               APRIL 30,              APRIL 30,
                                          ------------------     -----------------
                                            1999       2000       1999       2000
                                           ------     ------     ------     ------
Revenue:
       Product revenue .................     99.9%      98.8%      99.1%      98.8%
       Other revenue ...................      0.1        1.2        0.9        1.2
                                           ------    -------     ------     ------
             Total revenue .............    100.0      100.0      100.0      100.0
Cost of revenue ........................     57.9       50.2       57.0       51.3
                                           ------    -------     ------     ------
Gross profit ...........................     42.1       49.8       43.0       48.7
Operating expenses:
       Sales and marketing .............     24.3       27.2       24.1       26.3
       Research and development ........     28.2       25.5       27.2       24.2
       General and administrative ......     13.6       20.9       13.6       18.3
       Amortization of intangibles .....       --       14.5         --        8.1
       Stock-based compensation ........      2.8      165.7        2.2       96.0
                                           ------    -------     ------     ------
             Total operating expenses ..     68.9      253.8       67.1      172.9
Loss from operations ...................    (26.8)    (204.0)     (24.1)    (124.2)
Other income, net ......................      0.3        9.5        0.6       11.0
                                           ------    -------     ------     ------
Net loss ...............................    (26.5)%   (194.5)%    (23.5)%   (113.2)%
                                           ======    =======     ======     ======


COMPARISON OF THREE MONTHS ENDED APRIL 30, 1999 AND 2000

     Revenue. Our total revenue increased 217% from $3.5 million for the three months ended April 30, 1999 to $11.1 million for the three months ended April 30, 2000. Without the inclusion of Polaris products and services from the date of acquisition, total revenue increased 200% for the three-month period ended April 30, 2000 compared to the same period in 1999.

     Product revenue. Product revenue increased 214% from $3.5 million for the three months ended April 30, 1999 to $11.0 million for the three months ended April 30, 2000. As a percentage of total revenue, product revenue decreased from 99.9% for the three months ended April 30, 1999 to 98.8% for the three months ended April 30, 2000. The increases in product revenue resulted from increased sales of our storage router product family through an increased customer base and increased sales to our significant original equipment manufacture customers, distributors, resellers and system integrators in conjunction with a growing demand for Storage Area Network routers.

     Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 5006% from $2,700 for the three months ended April 30, 1999 to $136,100 for the three months ended April 30, 2000. The increase for the three months ended April 30, 2000 was due to the license of a product design for $67,000 in that period. We do not anticipate significant other revenue in the future.

     Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead and warranty costs. Cost of revenue increased 175% from $2.0 million for the three months ended April 30, 1999 to $5.6 million for the three months ended April 30, 2000. These increases were primarily due to increases in unit sales volume and a corresponding increase in costs related to manufacturing. Gross profit increased 275% from $1.5 million for the three months ended April 30, 1999 to $5.5 million for the three months ended April 30, 2000. The increase was primarily due to increased product revenue in each of these periods. Gross profit increased from 42.1% for the three months ended April 30, 1999 to 49.8% for the three months ended April 30, 2000. The increase in gross profit resulted from favorable customer and product mix in addition to the benefits of moving our final assembly and test to an in-house facility.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased 254% from $853,500 for the three months ended April 30, 1999 to $3.0 million for the three months ended April 30, 2000. The increase in sales and marketing expenses for the three months ended April 30, 2000 was primarily due to the hiring of additional sales and marketing personnel resulting in approximately $1.6 million of increased compensation expense, including increased commissions commensurate with greater sales. Sales and marketing personnel totaled 22 at April 30, 1999 and 57 at April 30, 2000. As a percentage of total revenue, sales and marketing expenses increased from 24.3% for the three months ended April 30, 1999 to 27.2% for the three months ended April 30, 2000. We anticipate that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of total revenue, due to the planned expansion of our sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

     Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development and prototyping expenses. Research and development expenses increased 187% from $989,600 for the three months ended April 30, 1999 to $2.8 million for the three months ended April 30, 2000. The increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $900,000 of increased compensation expense, increased prototyping costs of approximately $190,000 related to the development of our 4x50 product line and approximately $220,000 of increased depreciation expense. Research and development personnel totaled 30 at April 30, 1999 and 71 at April 30, 2000. As a percentage of total revenue, research and development expenses decreased from 28.2% for the three months ended April 30, 1999 to 25.5% for the three months ended April 30, 2000. The decrease for the three months ended April 30, 2000 was primarily due to substantially higher revenue in the three months ended April 30, 2000. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses and insurance costs. General and administrative expenses increased 387% from $476,100 for the three months ended April 30, 1999 to $2.3 million for the three months ended April 30, 2000. The increase in general and administrative expenses was primarily due to the hiring of administrative personnel resulting in approximately $800,000 of increased compensation expense for the three months ended April 30, 2000 which were necessary to manage and support the growth in our business as a public company. General and administrative personnel totaled 13 at April 30, 1999 and 37 at April 30, 2000. In addition, we incurred one-time expenses totaling approximately $941,000 related to the transition of a president and new chief operating officer, the relocation of our corporate headquarters and legal costs associated with patent infringement lawsuits. As a percentage of total revenue, general and administrative expenses increased from 13.6% for the three months ended April 30, 1999 to 20.9% for the three months ended April 30, 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate growth, add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

COMPARISON OF SIX MONTHS ENDED APRIL 30, 1999 AND 2000

     Revenue. Our total revenue increased 196% from $6.7 million for the six months ended April 30, 1999 to $19.9 million for the six months ended April 30, 2000. Without the inclusion of Polaris products and services from the date of acquisition, total revenue increased 188% for the six-month period ended April 30, 2000 compared to the same period in 1999.

     Product revenue. Product revenue increased 195% from $6.7 million for the six months ended April 30, 1999 to $19.7 million for the six months ended April 30, 2000. As a percentage of total revenue, product revenue decreased from 99.1% for the six months ended April 30, 1999 to 98.8% for the six months ended April 30, 2000. The increases in product revenue resulted from increased sales of our storage router product family through an increased customer base and increased sales to our significant original equipment manufacturers, customers, distributors, resellers and system integrators in conjunction with a growing demand for Storage Area Network routers.

     Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 277% from $63,000 for the six months ended April 30, 1999 to $237,300 for the six months ended April 30, 2000. The increase for the six months ended April 30, 2000 was due to the license of a product design and royalties for $105,000 in that period. We do not anticipate significant other revenue in the future.

     Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead and warranty costs. Cost of revenue increased 166% from $3.8 million for the six months ended April 30, 1999 to $10.2 million for the six months ended April 30, 2000. These increases were primarily due to increases in unit sales volume and a corresponding increase in costs related to manufacturing. Gross profit increased 236% from $2.9 million for the six months ended April 30, 1999 to $9.7 million for the six months ended April 30, 2000. The increase was primarily due to increased product revenue in each of these periods. Gross profit increased from 43.0% for the six months ended April 30, 1999 to 48.7% for the six months ended April 30, 2000. The increase in gross profit resulted from favorable customer and product mix in addition to the benefits of moving our final assembly and test to an in-house facility.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased 222% from $1.6 million for the six months ended April 30, 1999 to $5.2 million for the six months ended April 30, 2000. The increase in sales and marketing expenses for the six months ended April 30, 2000 was primarily due to the hiring of additional sales and marketing personnel resulting in approximately $2.3 million of increased compensation expense, including increased commissions commensurate with greater sales. Sales and marketing personnel totaled 22 at April 30, 1999 and 57 at April 30, 2000. As a percentage of total revenue, sales and marketing expenses increased from 24.1% for the six months ended April 30, 1999 to 26.3% for the six months ended April 30, 2000. We anticipate that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of total revenue, due to the planned expansion of our sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

     Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development and prototyping expenses. Research and development expenses increased 164% from $1.8 million for the six months ended April 30, 1999 to $4.8 million for the six months ended April 30, 2000. The increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $1.4 million of increased compensation expense, increased prototyping costs of approximately $300,000 related to the development of our 4x50 product line and approximately $360,000 of increased depreciation expense. Research and development personnel totaled 30 at April 30, 1999 and 71 at April 30, 2000. As a percentage of total revenue, research and development expenses decreased from 27.2% for the six months ended April 30, 1999 to 24.2% for the six months ended April 30, 2000. The decrease for the six months ended April 30, 2000 was primarily due to substantially higher revenue in the six months ended April 30, 2000. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses and insurance costs. General and administrative expenses increased 299% from $911,900 for the six months ended April 30, 1999 to $3.6 million for the six months ended April 30, 2000. The increase in general and administrative expenses was primarily due to the hiring of administrative personnel resulting in approximately $1.3 million of increased compensation expense for the six months ended April 30, 2000 which were necessary to manage and support the growth in our business as a public company. General and administrative personnel totaled 13 at April 30, 1999 and 37 at April 30, 2000. In addition, we incurred one-time expenses totaling approximately $941,000 related to the transition of a president and new chief operating officer, the relocation of our corporate headquarters and legal costs associated with patent infringement lawsuits. As a percentage of total revenue, general and administrative expenses increased from 13.6% for the six months ended April 30, 1999 to 18.3% for the six months ended April 30, 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate growth, add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

OTHER INCOME, NET

     Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was $9,000 and $1.1 million in the three months ended April 30, 1999 and 2000, respectively, representing 0.3% and 9.5% of total revenues, respectively. The increase in other income, net was primarily due to increased cash, cash equivalents and short-term investment balances resulting from the proceeds from our initial public offering in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity at April 30, 2000 consisted of $63.7 million in cash and cash equivalents, $7.6 million in short-term investments and our bank credit facility. The credit facility, as amended and restated in September 1999, includes a revolving line of credit providing borrowings up to the lesser of (a) $2.5 million or (b) 80% of eligible accounts receivable plus 25% of eligible inventories; and an equipment loan agreement providing for financing up to $1.9 million. Borrowings under the revolving line of credit bear interest at the bank's prime rate, which was 8.75% at April 30, 2000, and are secured by our accounts receivable and inventories. Term loan financing available to us under the equipment loan agreement bears interest at the bank's prime rate plus 0.5%, is secured by the related capital equipment and is payable through June 30, 2003. The line of credit and the equipment loan agreement expire in August 2000. The line of credit and equipment loan agreement contain provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. In February 2000, we entered into a $1.0 million letter of credit in connection with the lease requirements of our new facility. As of April 30, 2000, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

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

Additionally, the credit facility requires that we operate at a profit in each fiscal quarter; however, we are allowed a loss which may not exceed $2.9 million in each of the fiscal quarters ending October 31, 1999, January 31, 2000 and April 30, 2000; $2.3 million in the fiscal quarter ending July 31, 2000; and $1.5 million in the fiscal quarter ending October 31, 2000. Although we are in violation of this financial covenant as of April 30, 2000, we have received confirmation that a waiver will be obtained from our bank. During December 1999, we paid all outstanding obligations under our bank credit facility. As of April 30, 2000, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

     Cash utilized by operating activities was $1.8 million for the six months ended April 30, 1999 as compared to $2.6 million for the six months ended April 30, 2000. The increases in net cash provided reflected increased losses from operations, working capital required to fund the expansion of our operations and increases in accounts receivable.

     Cash provided by investing activities was $1.6 million for the six months ended April 30, 1999 as compared to $7.3 million for the six months ended April 30, 2000. The increases in net cash provided reflected the maturity of held-to-maturity investments, net of purchases, of $11.9 million, reduced by capital expenditures during the period. Capital expenditures were $0.6 million for the six months ended April 30, 1999 and $5.7 million for the six months ended April 30, 2000. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our business expansion. We anticipate capital expenditures through fiscal 2000 of at least $9.7 million to fund our purchase of a new enterprise resource planning system; leasehold improvements; costs associated with the transition to an in-house facility of the final assembly and test portions of our manufacturing process, including modification to our facilities and test and other manufacturing equipment; and equipment and software to support our projected growth in personnel.

     Cash provided by financing activities was $5.7 million for the six months ended April 30, 1999 as compared to cash utilized by financing activities of $2.3 million for the six months ended April 30, 2000. The increase in cash utilized reflected the payment of our existing debt of $2.4 million in December 1999. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August 1999), product sales and, to a lesser extent, bank debt.

     We believe the net proceeds we received from our initial public offering, together with our existing cash balances, the net proceeds from the sale of our Series E preferred stock and our credit facilities, will be sufficient to meet our capital requirements through at least the next 12 months. However, we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. On March 21, 2000, Crossroads consummated its acquisition of Polaris Communications, Inc. and we may enter into additional acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We do not currently engage or plan to engage in hedging activities or intend to own or plan to purchase any derivative instruments.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 will be effective for all fiscal quarters of fiscal years beginning after December 15, 1999. The application of SAB No. 101 is not expected to have a material impact on the financial statements of the Company.

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

WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

    We have incurred significant losses in every fiscal quarter since the end of fiscal 1996 and expect to continue to incur losses in the future. As of April 30, 2000, we had an accumulated deficit of $36.0 million. Although our revenue has grown in recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will realize sufficient revenue to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses. We will need to generate significant revenue to achieve profitability. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

    A number of factors may particularly contribute to fluctuations in our revenue and operating results, including:

    o the timing of orders from, and product integration by, our customers, particularly our OEMs, customers, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us;

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

    In fiscal 1998, 1999 and the three months ended April 30, 2000, approximately 90%, 85% and 74% of our revenue, respectively, was derived from six OEM customers. Furthermore, during fiscal 1998, our four largest customers -- ADIC, Compaq, Hewlett-Packard and StorageTek -- accounted for 25%, 20%, 16% and 14% of our total revenue, respectively. In fiscal 1999, revenue from Compaq and StorageTek represented 36% and 36% of our total revenue, respectively. During the three month period ended April 30, 2000, Compaq and StorageTek represented 25% and 36% of our total revenue, respectively. We rely on OEMs as a primary distribution channel as they are able to sell our products to a large number of end-user organizations, which enables us to achieve broad market penetration, with limited sales, marketing and customer service and support resources from us. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

THE LOSS OF OUR PRIMARY CONTRACT MANUFACTURERS, OR THE FAILURE TO FORECAST DEMAND ACCURATELY FOR OUR PRODUCTS OR TO MANAGE OUR RELATIONSHIP WITH OUR PRIMARY CONTRACT MANUFACTURERS SUCCESSFULLY, WOULD NEGATIVELY IMPACT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

    To date, we have relied on a third-party manufacturer, XeTel, to manufacture substantially all of our products on a purchase order basis. We do not have a long-term supply contract with XeTel and, therefore, XeTel is not obligated to manufacture products for us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In fiscal 2000, we have engaged another contract manufacturer, Solectron, to make our 4x50 family of products. We believe that this will enable us to reduce our reliance on XeTel. We generally place orders for products with XeTel and Solectron approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from XeTel or Solectron to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. XeTel and Solectron have not provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products. Our contract with XeTel can be terminated be either party with 90 days advance written notice.

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

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. In particular, we believe that our future success is highly dependent on Brian R. Smith, our co-founder, chief executive officer and chairman of the board, to provide continuity in the execution of our growth plans. We do not have employment contracts with any of our key personnel with the exception of Larry Sanders, our president and chief operating officer. We have experienced difficulty in hiring engineers with appropriate qualifications in networking, routing and storage technologies and we may not be successful in attracting and retaining sufficient levels of such engineers to support our anticipated growth. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

TO MANAGE OUR GROWTH AND EXPANSION, WE RELOCATED TO NEW FACILITIES AND PLAN TO UPGRADE AND IMPLEMENT OUR ENTERPRISE RESOURCE PLANNING SYSTEM, WHICH MAY DISRUPT OUR BUSINESS.

    Our rapid growth in personnel and operations has placed, and will continue to place, a significant strain on our management and operational resources, including our physical facilities and enterprise resource planning system. We plan to continue to aggressively expand our operations to pursue existing and potential market opportunities. We relocated our headquarters facility to a larger facility. In addition, we have selected and are currently implementing a new enterprise resource planning system in order to integrate manufacturing, resource planning and financial accounting. We expect these changes to be disruptive, time-consuming and expensive processes. If we are unsuccessful or experience delays in effecting these changes, our ability to effectively manage our operations may be compromised.

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

    In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. For example, we are currently involved in patent infringement litigation with Chaparrel Network Storage, Inc. and Pathlight Technology, Inc. (See `Legal Proceedings' below). Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

    As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. For example, on March 21, 2000, Crossroads consummated its acquisition of Polaris Communications, Inc. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

    Our executive officers and directors beneficially own approximately 35% of the total voting power of our company. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of our company on terms which other stockholders may desire.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                     PART II

ITEM 1.      LEGAL PROCEEDINGS

           On March 31, 2000, we filed a lawsuit against Chaparral Network Storage, Inc. alleging that Chaparral has infringed one of our patents with their router products. The lawsuit was filed in United States District Court for the Western District of Texas and we are seeking injunctive relief as well as damages. Prior to filing the lawsuit, we notified Chaparral that we believe that it was manufacturing and selling products that infringe one of our patents. Chaparral continued to manufacture and sell these products after receiving notice from us.

           On May 19, 2000, Chaparral filed a counter-suit against us alleging tortious interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that we have made statements that Chaparral has infringed our patent rights and that these statements are false and defamatory.

           On April 14, 2000, we filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of our patents with their SAN Data Gateway Router. The lawsuit was filed in United States District Court for the Western District of Texas and we are seeking injunctive relief as well as damages. Prior to filing the lawsuit, we notified Pathlight that we believe that it was manufacturing and selling products that infringe one of our patents. Pathlight continued to manufacture and sell this product after receiving notice from us.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           From February through April 30, 2000, we issued approximately 274,207 shares of our common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.08 to $10.00 per share) under our stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

           On March 21, 2000, we acquired Polaris Communications, Inc. in exchange for 428,625 shares of our common stock valued at approximately $44.5 million and options to purchase 21,375 shares of our common stock at an exercise price of $5.00 per share.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibit Index

                  Exhibit Number            Description

                  27.1                      Financial Data Schedule

           (b)    Reports on Form 8-K

                  During the three months ended April 30, 2000, we filed the following Current Reports on Form 8-K:

                      o We filed a Form 8-K dated February 3, 2000 (Item 5) announcing the Agreement and Plan of Merger and Reorganization with Polaris and the resignation of Ms. Wo Overstreet as a director of the Company.

                      o          We filed a Form 8-K dated March 21, 2000 (Item
                                 2) announcing the completion of the acquisition of Polaris.

                      After April 30, 2000, we filed the following Current Report on Form 8-K:

                      o We filed an Amended Form 8-K dated March 21, 2000 (Item 7) filing the financial statements of Polaris for the years ended December 31, 1997, 1998 and 1999 and the unaudited pro forma consolidated financial statements for Crossroads.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CROSSROADS SYSTEMS, INC.


         June 14, 2000                         /s/ Brian R. Smith
         -------------                         -------------------------------------------------
             (Date)                            Brian R. Smith
                                               Chairman of the Board and Chief Executive Officer
                                               (Principal executive officer)

         June 14, 2000                         /s/ Reagan Y. Sakai
         -------------                         -------------------------------------------------
             (Date)                            Reagan Y. Sakai
                                               Chief Financial Officer
                                               (Principal financial and accounting officer)

                               INDEX TO EXHIBITS

                   EXHIBIT
                   NUMBER      DESCRIPTION
                   ------      -----------

                    27.1       Financial Data Schedule