Form 10-Q
period 2000-07-31
CROSSROADS SYSTEMS INC
filed 2000-09-14
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended JULY 31, 2000
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number:
                        --------------------------------------------------------

                            CROSSROADS SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                        74-2846643
---------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

8300 NORTH MOPAC EXPRESSWAY
AUSTIN, TEXAS                                                                           78759
---------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                              (Zip Code)

                                 (512) 928-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

     As of September 1, 2000, Registrant had outstanding 27,460,039 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----

PART I             FINANCIAL INFORMATION

Item 1.            Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of October 31, 1999 and
                       July 31, 2000.................................................................   2

                   Condensed Consolidated Statements of Operations for the three and nine months
                       ended July 31, 1999 and 2000..................................................   3

                   Condensed Consolidated Statements of Cash Flows for the nine months ended
                       July 31, 1999 and 2000........................................................   4

                   Notes to Condensed Consolidated Financial Statements..............................   5

Item 2.            Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.........................................................  10

Item 3.            Quantitative and Qualitative Disclosures About Market Risk........................  28

PART II            OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................  29

Item 2.            Changes in Securities.............................................................  30

Item 6.            Exhibits and Reports on Form 8-K..................................................  30

SIGNATURES...........................................................................................  31

INDEX TO EXHIBITS....................................................................................  32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     ASSETS
                                                                                    OCTOBER 31,        JULY 31,
                                                                                       1999             2000
                                                                                    -----------       ---------
Current assets:
    Cash and cash equivalents ................................................       $  61,320        $  56,490
    Short-term investments ...................................................          19,500            7,590
    Accounts receivable, net .................................................           3,654            4,866
    Inventories ..............................................................           3,278            5,314
    Prepaids and other current assets ........................................             933            2,412
                                                                                     ---------        ---------
        Total current assets .................................................          88,685           76,672

Note receivable from related party, net ......................................             154              150
Property and equipment, net ..................................................           2,273            8,722
Intangibles, net .............................................................              --           39,282
Other assets .................................................................             618              756
                                                                                     ---------        ---------
        Total assets .........................................................       $  91,730        $ 125,582
                                                                                     =========        =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................................       $   3,328        $   5,542
    Accrued expenses .........................................................             735            1,939
    Accrued warranty costs ...................................................             309              332
    Deferred revenue .........................................................             117              640
    Current portion of long-term debt ........................................           1,031               --
                                                                                     ---------        ---------
        Total current liabilities ............................................           5,520            8,453
Long-term debt, net of current portion .......................................           1,325               --
Commitments and contingencies (Note 5 and 8)
Stockholders' equity:
    Common stock, $.001 par value, 175,000,000 shares authorized,
        26,549,919 and 27,433,972 shares issued and outstanding, respectively               27               27
    Additional paid-in capital ...............................................         102,461          183,315
    Deferred stock-based compensation ........................................          (3,718)         (11,982)
    Notes receivable from stockholders .......................................            (463)            (246)
    Accumulated deficit ......................................................         (13,420)         (53,804)
    Treasury stock at cost (22,500 and 358,954 shares, respectively) .........              (2)            (181)
                                                                                     ---------        ---------
        Total stockholders' equity ...........................................          84,885          117,129
                                                                                     ---------        ---------
        Total liabilities and stockholders' equity ...........................       $  91,730        $ 125,582
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              JULY 31,                               JULY 31,
                                                 --------------------------------        --------------------------------
                                                    1999                 2000               1999                 2000
                                                 ------------        ------------        ------------        ------------

Revenue:
      Product revenue ....................       $      5,065        $      4,630        $     11,728        $     24,309
      Other revenue ......................                  2                 149                  65                 386
                                                 ------------        ------------        ------------        ------------
           Total revenue .................              5,067               4,779              11,793              24,695
Cost of revenue ..........................              3,159               4,189               7,011              14,578
                                                 ------------        ------------        ------------        ------------
Gross profit .............................              1,908                 590               4,782              10,117
                                                 ------------        ------------        ------------        ------------
Operating expenses:
      Sales and marketing ................              1,278               7,270               2,965              12,882
      Research and development ...........              1,785               4,187               3,654               9,322
      General and administrative .........                960               4,367               1,898              26,267
      Amortization of intangibles ........                 --               3,596                  --               5,212
                                                 ------------        ------------        ------------        ------------
           Total operating expenses ......              4,023              19,420               8,517              53,683
                                                 ------------        ------------        ------------        ------------
Loss from operations .....................             (2,115)            (18,830)             (3,735)            (43,566)
Other income, net ........................                 48               1,000                  90               3,182
                                                 ------------        ------------        ------------        ------------
Net loss .................................             (2,067)            (17,830)             (3,645)            (40,384)
Accretion on redeemable convertible
      preferred stock ....................               (114)                 --                (247)                 --
                                                 ------------        ------------        ------------        ------------
Net loss attributable to common stock ....       $     (2,181)       $    (17,830)       $     (3,892)       $    (40,384)
                                                 ============        ============        ============        ============
Basic and diluted net loss per share .....       $      (0.30)       $      (0.67)       $      (0.57)       $      (1.55)
                                                 ============        ============        ============        ============
Shares used in computing basic and
      diluted net loss per share .........          7,351,542          26,677,275           6,812,407          26,134,537
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                             NINE MONTHS ENDED JULY 31,
                                                                                          ------------------------------
                                                                                              1999              2000
                                                                                          ------------      ------------
Cash flows from operating activities:
  Net loss ..........................................................................     $     (3,645)     $    (40,384)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ..................................................              639             7,107
     Stock-based compensation .......................................................              534            25,408
     Loss on disposal of property and equipment .....................................               12                --
     Provision for doubtful accounts receivable .....................................               45               123
     Amortization of note receivable from related party .............................               --                 5
     Changes in assets and liabilities:
       Accounts receivable ..........................................................           (1,780)             (898)
       Inventories ..................................................................           (1,551)           (1,644)
       Prepaids and other assets ....................................................             (477)           (1,353)
       Accounts payable .............................................................            2,976             2,194
       Accrued expenses .............................................................            1,053             1,053
       Accrued warranty costs .......................................................               --                23
       Deferred revenue and other ...................................................               61               505
                                                                                          ------------      ------------
          Net cash used in operating activities .....................................           (2,133)           (7,861)
                                                                                          ------------      ------------
Cash flows from investing activities:
  Purchase of property and equipment ................................................           (1,499)           (8,266)
  Cash acquired, net of payments for acquisition of Polaris .........................               --             1,013
  Purchase of held-to-maturity investments ..........................................               --            (7,590)
  Maturity of held-to-maturity investments ..........................................            2,239            19,500
  Payment of note receivable from related party .....................................               --                59
  Other assets ......................................................................               14              (138)
                                                                                          ------------      ------------
          Net cash provided by investing activities .................................              754             4,578
                                                                                          ------------      ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock ............................................              102               962
  Proceeds from issuance of preferred stock,
     net of issuance costs ..........................................................            5,257                --
  Administration of stock plan ......................................................               --              (115)
  Borrowings under long-term debt agreements ........................................              963                --
  Purchase of treasury stock ........................................................               --                (2)
  Deferred offering costs ...........................................................              202                --
  Repayment of long-term indebtedness ...............................................             (348)           (2,356)
  Other .............................................................................               --               (36)
                                                                                          ------------      ------------
          Net cash provided by (used in) financing activities .......................            6,176            (1,547)
                                                                                          ------------      ------------
Net increase (decrease) in cash and cash equivalents ................................            4,797            (4,830)
Cash and cash equivalents, beginning of period ......................................            1,695            61,320
                                                                                          ------------      ------------
Cash and cash equivalents, end of period ............................................     $      6,492      $     56,490
                                                                                          ============      ============
Supplemental disclosure of non-cash investing and
  financing activities:
  The Company purchased all of the assets of Polaris Communications, Inc. during fiscal year 2000. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:
     Fair value of assets acquired ..................................................     $         --      $     46,751
     Liabilities assumed ............................................................               --              (171)
  Stock issued in connection with the acquisition ...................................               --           (44,483)
  Options issued in connection with the acquisition .................................               --            (1,890)
                                                                                          ------------      ------------
  Cash payments for acquisition of Polaris ..........................................     $         --      $        207
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

     The results of operations for the three and the nine months ended July 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     The Company's allocation of the purchase price and the resulting assigned values for the net assets acquired as of March 21, 2000 are as follows:


                                          VALUE ASSIGNED      AMORTIZABLE
                                           TO NET ASSETS         LIFE
    BALANCE SHEET CATEGORY                   ACQUIRED           (YEARS)
    ----------------------                   --------           -------
    Intangible assets:
      Proven research and development        $ 1,030             3 - 7
      In-place workforce                       1,800                 4
      Customer base                              340                15
      Goodwill                                41,289                 3
    Other assets, net of liabilities assumed   2,121                --


                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The carrying value of goodwill is reviewed on a quarterly basis for recoverability based on the undiscounted cash flows of the businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows. In addition, the Company assesses long-lived assets for impairment under Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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


                                                          PRO FORMA
                                                       NINE MONTHS ENDED
                                                           JULY 31,
                                                  --------------------------
                                                     1999            2000
                                                  ----------      ----------
Total revenue ...............................     $   13,541      $   26,737
Net loss ....................................        (14,655)        (46,031)
Basic and diluted net loss per share ........     $    (2.17)     $    (1.76)


3. INVENTORIES

     Inventories consist of the following:


                                        OCTOBER 31,      JULY 31,
                                           1999           2000
                                        ----------     ----------
Raw materials .....................     $    2,247     $    3,511
Work in process ...................             --             12
Finished goods ....................          1,031          1,791
                                        ----------     ----------
                                        $    3,278     $    5,314
                                        ==========     ==========

     During the three-months ended July 31, 2000, Crossroads recorded a $1.3 million write-down of inventory resulting from StorageTek Technology Corporation's ("StorageTek") shift in demand to our newer products and Compaq Computer Corporation's ("Compaq") plan to transition out of our 4100/4200 router solutions and replace them with its own solution.

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                             OCTOBER 31,        JULY 31,
                                                                1999              2000
                                                            ------------      ------------
Equipment .............................................     $      3,536      $      9,722
Furniture and fixtures ................................              146             1,511
Leasehold improvements ................................              245             1,189
                                                            ------------      ------------
                                                                   3,927            12,422
                                                            ------------      ------------

Less: accumulated depreciation and amortization .......           (1,654)           (3,700)
                                                            ------------      ------------
                                                            $      2,273      $      8,722
                                                            ============      ============

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES

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

6. STOCK-BASED COMPENSATION

     On March 1, 2000, Crossroads announced that Larry Sanders was named president and chief operating officer of the Company. He succeeds Jim Moore, who retired effective March 3, 2000. We recorded approximately $16.5 million of stock-based compensation in connection with accelerating the vesting of certain stock options previously granted to Mr. Moore.

     In connection with the grant of certain stock options to Mr. Sanders and to a new member of our board of directors, Paul Zito, we recorded deferred compensation during March 2000 aggregating approximately $13.6 million. Deferred compensation represents, for accounting purposes, the difference between the fair market value of the common stock underlying these options and their exercise price at the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options. The amortization associated with these options totaled approximately $2.0 million and $3.3 million during the three and nine months ended July 31, 2000.

     During June 2000, Crossroads recorded approximately $3.8 million of stock-based compensation in connection with accelerating the vesting of certain stock options previously granted to our vice president of sales, who departed effective June 2, 2000.

     During the three-months ended July 31, 2000, the Company allocated stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit. Stock-based compensation for prior periods has been reclassified to conform to the July 31, 2000 presentation. Stock-based compensation for the periods indicated was allocated as follows (in thousands):


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     JULY 31,                       JULY 31,
                                             -------------------------     -------------------------
                                                1999           2000           1999           2000
                                             ----------     ----------     ----------     ----------
Cost of revenue ........................     $       30     $       73     $       46     $      242
Sales and marketing ....................            110          3,926            174          4,305
Research and development ...............             74            131            115            444
General and administrative .............            173          2,154            199         20,417
                                             ----------     ----------     ----------     ----------
   Total stock-based compensation ......     $      387     $    6,284     $      534     $   25,408
                                             ==========     ==========     ==========     ==========

7. NET LOSS PER SHARE

    The Company's net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". This method requires calculation of both earnings per share and earnings per share, assuming dilution. Earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution, includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common shares associated with our employee stock

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

purchase program; (iii) any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should we enter into such transactions.

     The Company has excluded all redeemable convertible preferred stock, up until the date of their conversion, and all outstanding stock options from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 13,980,481 and 4,721,061 for the nine months ended July 31, 1999 and 2000, respectively.

8. LITIGATION

     On March 31, 2000, Crossroads filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of its patents with some of their router products. The lawsuit was filed in United States District Court for the Western District of Texas and the Company is seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. The Company has started the discovery process. Trial is currently scheduled to begin in the first six months of 2001. Based on management's understanding of Chaparral's products sold during the alleged infringement period, management believes that a reasonable value of the Company's claims brought against Chaparral could be material to the future results of operations, cash flows and financial position of the Company. Management intends to vigorously prosecute its claims. The Company believes it should ultimately prevail on this litigation. However, since the amount of the damages cannot be fully quantified until the discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded.

     On April 14, 2000, Crossroads filed a lawsuit against Pathlight Technology, Inc. ("Pathlight") alleging that Pathlight has infringed one of its patents with their SAN Data Gateway Router. The lawsuit was filed in United States District Court for the Western District of Texas and the Company is seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. The Company has started the discovery process. Trial is currently scheduled to begin in the first six months of 2001. Based on management's understanding of Pathlight's products sold during the alleged infringement period, management believes that a reasonable value of the Company's claims brought against Pathlight could be material to the future results of operations, cash flows and financial position of the Company. Management intends to vigorously prosecute its claims. The Company believes it should ultimately prevail on this litigation. However, since the amount of the damages cannot be fully quantified until the discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded.

     On May 19, 2000, Chaparral filed a counter-suit against Crossroads alleging tortious interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that the Company has made statements that Chaparral has infringed our patent rights and that these statements are false and defamatory. Given the overlapping allegations with the patent litigation, Crossroads answered and moved to transfer the Colorado case to the United States District Court in Texas, the Austin division. If transferred to the Austin division, the Company will seek to consolidate the action with the aforementioned pending patent litigation. The complaints are at an early stage. Consequently, at this time it is not possible to predict whether the Company will incur any liability or to estimate its amount, if any.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Between July 28, 2000 and September 8, 2000 ten class action lawsuits were filed against Crossroads and certain of its officers and directors in the United States District Court for the Western District of Texas, Austin Division. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The complaints allege that the Company and certain of its executives made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints seek compensatory damages, costs and attorney's fees in an unspecified amount. The Company denies any wrongdoing and intends to defend against the claims vigorously. In particular, we intend to file a motion to dismiss after the Court consolidates the actions and appoints a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The complaints are at an early stage. Consequently, at this time it is not possible to predict whether the Company will incur any liability or to estimate its amount, if any.

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not currently engage or plan to engage in hedging activities or intend to own or plan to purchase any derivative instruments.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion 25" which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the adoption of Interpretation No. 44 will have a material impact on the financial position or the results of operations.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 will be effective for all fiscal quarters of fiscal years beginning after December 15, 1999. The Company does not expect the application of SAB No. 101 to have a material impact on its financial statements.

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

     On March 21, 2000, we consummated our acquisition of Polaris Communications, Inc. ("Polaris"). Polaris was a leading developer and marketer of S/390 mainframe communication interfaces and systems delivering increased connectivity and bandwidth options to enterprise data centers, focusing on high-speed connections between open-systems and mainframes. The aggregate purchase price of $46.6 million consisted of the issuance of 428,625 shares of our common stock valued at approximately $44.5 million, the issuance of 21,375 options to purchase our common stock valued at approximately $1.9 million and $200,000 of other direct acquisition costs. The acquisition of Polaris was accounted for under the purchase method of accounting. Amortization of intangibles totaled approximately $3.6 million and $5.2 million for the three and nine months ended July 31, 2000, respectively.

     On March 1, 2000, we announced that Larry Sanders was named president and chief operating officer of the Company. He succeeds Jim Moore, who retired effective March 3, 2000. We recorded approximately $16.5 million of stock-based compensation in connection with accelerating the vesting of certain stock options previously granted to Mr. Moore. In connection with the grant of certain stock options to Mr. Sanders and to a new member of our board of directors, Paul Zito, we recorded deferred compensation during March 2000 aggregating approximately $13.6 million. The amortization associated with these options totaled approximately $2.0 million and $3.3 million during the three and nine months ended July 31, 2000. During June 2000, we recorded approximately $3.8 million of stock-based compensation in connection with accelerating the vesting of certain stock options previously granted to our vice president of sales, who departed effective June 2, 2000.

     During the three months ended July 31, 2000, we recorded a $1.1 million return resulting from StorageTek's shift in demand to our newer products. Moreover, Compaq has informed us that it intends to discontinue purchasing our 4100/4200 line of storage router and to internally manufacture their own solution. As a result, we recorded a $1.3 million write-down of inventory resulting from StorageTek's shift in demand and Compaq's plan to transition out of our 4100/4200 router solutions and replace them with its own solution.

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

     With respect to sales of our products to OEMs, we recognize product revenue when products are shipped to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At July 31, 2000, our deferred revenue totaled $640,000. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

     Through August 1999, we outsourced substantially all of our manufacturing requirements to XeTel Corporation, a contract manufacturer, and a significant portion of our cost of revenue historically has consisted of payments to XeTel. In September 1999, we transitioned the final assembly and test portion of our manufacturing process from XeTel to an in-house facility. During the transition period, our manufacturing costs increased, and our gross profit decreased, as we incurred costs of final assembly and test performed both by our contract manufacturer and us. In fiscal 2000, we have engaged another contract manufacturer, Solectron Texas LP, to make our 4x50 family of products. We believe that this will enable us to reduce our reliance on XeTel. We believe that bringing final assembly and test operations in-house and the addition of Solectron as another contract manufacturer have allowed us to reduce our total manufacturing costs on a per unit basis and provides us with greater flexibility to respond to changes in customer demand. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and effect appropriate changes to our manufacturing processes.

     In connection with the grant of stock options to our employees and directors, we recorded deferred compensation during fiscal 1998 and 1999 aggregating approximately $5.0 million. In addition, we recorded deferred compensation during the nine months ended July 31, 2000 aggregating approximately $13.6 million. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $6.5 million has been amortized as of July 31, 2000.

     During the three-months ended July 31, 2000, we allocated stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit. Stock-based compensation for prior periods has been reclassified to conform to the July 31, 2000 presentation.

     Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        JULY 31,                      JULY 31,
                                               -------------------------     -------------------------
                                                  1999           2000           1999           2000
                                               ----------     ----------     ----------     ----------
Cost of revenue ..........................     $       30     $       73     $       46     $      242
Sales and marketing ......................            110          3,926            174          4,305
Research and development .................             74            131            115            444
General and administrative ...............            173          2,154            199         20,417
                                               ----------     ----------     ----------     ----------
  Total stock-based compensation .........     $      387     $    6,284     $      534     $   25,408
                                               ==========     ==========     ==========     ==========

     We currently expect to amortize the remaining amounts of deferred compensation as of July 31, 2000 in the periods indicated (in thousands):


                                            AUG. 1, 2000 TO                NOVEMBER 1 TO OCTOBER 31,
                                                            ---------------------------------------------------------
                                             OCT. 31, 2000    2000-2001      2001-2002      2002-2003     2003-2004       TOTAL
                                             -------------  ------------   ------------   ------------   ------------  ------------
Cost of revenue ........................     $         46   $        122   $         56   $         12   $         --  $        236
Sales and marketing ....................               53            142             66             14             --           275
Research and development ...............               84            226            101             20             --           431
General and administrative .............            2,084          5,516          2,378            943            119        11,040
                                             ------------   ------------   ------------   ------------   ------------  ------------
     Total stock-based compensation ....     $      2,267   $      6,006   $      2,601   $        989   $        119  $     11,982
                                             ============   ============   ============   ============   ============  ============


     We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $53.8 million at July 31, 2000.

     As of July 31, 2000, we had approximately $19.3 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, net of the aforementioned allocation of stock-based compensation for all periods presented
- See Item I. Financial Statements (Unaudited) - Note 6 to Notes to Condensed Consolidated Financial Statements.

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            JULY 31,                         JULY 31,
                                                  ---------------------------       ---------------------------
                                                     1999             2000             1999             2000
                                                  ----------       ----------       ----------       ----------
Revenue:
       Product revenue ......................          100.0%            96.9%            99.4%            98.4%
       Other revenue ........................            0.0              3.1              0.6              1.6
                                                  ----------       ----------       ----------       ----------
             Total revenue ..................          100.0            100.0            100.0            100.0
Cost of revenue .............................           61.7             86.1             59.1             58.1
                                                  ----------       ----------       ----------       ----------
Gross profit ................................           38.3             13.9             40.9             41.9
Operating expenses:
       Sales and marketing ..................           23.1             70.0             23.7             34.7
       Research and development .............           33.9             84.9             30.0             35.9
       General and administrative ...........           15.5             46.3             14.4             23.7
       Amortization of intangibles ..........             --             75.2               --             21.1
       Stock-based compensation .............            7.6            131.5              4.5            102.9
                                                  ----------       ----------       ----------       ----------
             Total operating expenses .......           80.1            407.9             72.6            218.3
Loss from operations ........................          (41.8)          (394.0)           (31.7)          (176.4)
Other income, net ...........................            1.0             20.9              0.8             12.9
                                                  ----------       ----------       ----------       ----------
Net loss ....................................          (40.8)%         (373.1)%          (30.9)%         (163.5)%
                                                  ==========       ==========       ==========       ==========


COMPARISON OF THREE MONTHS ENDED JULY 31, 1999 AND 2000

     Revenue. Total revenue decreased 5.7% from $5.1 million for the three months ended July 31, 1999 to $4.8 million for the three months ended July 31, 2000. Without the inclusion of Polaris products and services, total revenue decreased 27% for the three month period ended July 31, 2000 compared to the same period in 1999.

     Product revenue. Product revenue decreased 8.6% from $5.1 million for the three months ended July 31, 1999 to $4.6 million for the three months ended July 31, 2000. As a percentage of total revenue, product revenue decreased from 100% for the three months ended July 31, 1999 to 96.9% for the three months ended July 31, 2000. During the three months ended July 31, 2000, we recorded a product return of $1.1 million resulting from a StorageTek's shift in demand to our newer products. In addition, in July 2000 we issued a "stop-ship" on our 4x50 line and part of our 4100 line as a precautionary measure due to a firmware interoperability issue with certain SAN configurations. Although we resumed shipping our affected fibre channel routers soon after, the timing of the "stop-ship" negatively affected our product revenues for the three months ended July 31, 2000.

     Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 7,234.3% from $2,000 for the three months ended July 31, 1999 to $149,000 for the three months ended July 31, 2000. The increase for the three months ended July 31, 2000 was due to the license of a product design and royalties for $139,000 in that period.

     Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of increased stock-based compensation of $43,000, increased 31.6% from $3.1 million for the three months ended July 31, 1999 to $4.1 million for the three months ended July 31, 2000. These increases were primarily due to the $1.3 million write-down of inventory resulting from the aforementioned shift in demand and Compaq's plan to transition out of our 4100/4200 router solutions and replace them with its own solution. Gross profit, net of stock-based compensation, decreased 65.8% from $1.9 million for the three months ended July 31, 1999 to $660,000 for the three months ended July 31, 2000. Gross profit margin, net of stock-based compensation, decreased from 38.3% for the three months ended July 31, 1999 to 13.9% for the three months ended July 31, 2000. The decrease was primarily due to decreased product revenue in that period in addition to the write-down of inventory and increased stock-based compensation.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of increased stock-based compensation of $3.8 million, increased 186.4% from $1.2 million for the three months ended July 31, 1999 to $3.3 million for the three months ended July 31, 2000. This increase in sales and marketing expenses for the three months ended July 31, 2000 was primarily due to increased travel and entertainment expenses of approximately $150,000 and the hiring of additional sales and marketing personnel resulting in approximately $1.0 million of increased compensation expense. During June 2000, we recorded approximately $3.8 million of stock-based compensation in connection with accelerating the vesting of stock options previously granted to our vice president of sales, who departed effective June 2, 2000. Sales and marketing personnel totaled 34 at July 31, 1999 and 51 at July 31, 2000. As a percentage of total revenue, sales and marketing expenses, net of stock-based compensation, increased from 23.1% for the three months ended July 31, 1999 to 70.0% for the three months ended July 31, 2000. This increase as a percentage of total revenue for the three months ended July 31, 2000 was primarily due to lower revenue in the three months ended July 31, 2000. We anticipate that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of total revenue, due to the planned expansion of our sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

     Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of increased stock-based compensation of $57,000, increased 137.1% from $1.7 million for the three months ended July 31, 1999 to $4.1 million for the three months ended July 31, 2000. This increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $1.1 million of increased compensation expense, increased consulting expenses of approximately $180,000 and approximately $250,000 of increased depreciation expense. Research and development personnel totaled 42 at July 31, 1999 and 79 at July 31, 2000. As a percentage of total revenue, research and development expenses, net of stock-based compensation, increased from 33.9% for the three months ended July 31, 1999 to 84.9% for the three months ended July 31, 2000. This increase as a percentage of total revenue for the three months ended July 31, 2000 was primarily due to lower revenue in the three months ended July 31, 2000. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of increased stock-based compensation of $2.0 million, increased 181.1% from $790,000 for the three months ended July 31, 1999 to $2.2 million for the three months ended July 31, 2000. This increase in general and administrative expenses was primarily due to increased legal fees of approximately $500,000 and the hiring of administrative personnel resulting in approximately $500,000 of increased compensation expense for the three months ended July 31, 2000 which were necessary to manage and support the growth in our business as a public company. General and administrative personnel totaled 20 at July 31, 1999 and 38 at July 31, 2000. As a percentage of total revenue, general and administrative expenses, net of stock-based compensation, increased from 15.5% for the three months ended July 31, 1999 to 46.3% for the three months ended July 31, 2000. This increase as a percentage of total revenue for the three months ended July 31, 2000 was primarily due to lower revenue in the three months ended July 31, 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate growth, add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

     Other income, net. Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was $48,000 and $1.0 million in the three months ended July 31, 1999 and 2000, respectively, representing 1.0% and 20.9% of total revenues, respectively. The increase in other income, net was primarily due to increased cash, cash equivalents and short-term investment balances resulting from the proceeds from our initial public offering in October 1999.

COMPARISON OF NINE MONTHS ENDED JULY 31, 1999 AND 2000

     Revenue. Our total revenue increased 109.4% from $11.8 million for the nine months ended July 31, 1999 to $24.7 million for the nine months ended July 31, 2000. Without the inclusion of Polaris products and services from the date of acquisition, total revenue increased 95% for the nine-month period ended July 31, 2000 compared to the same period in 1999.

     Product revenue. Product revenue increased 107.3% from $11.7 million for the nine months ended July 31, 1999 to $24.3 million for the nine months ended July 31, 2000. As a percentage of total revenue, product revenue decreased from 99.4% for the nine months ended July 31, 1999 to 98.4% for the nine months ended July 31, 2000. The increases in product revenue resulted from increased sales of our storage router product family through an increased customer base and increased sales to our significant original equipment manufacturers, customers, distributors, resellers and system integrators in conjunction with a growing demand for Storage Area Network routers.

     Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 493.4% from $65,000 for the nine months ended July 31, 1999 to $386,000 for the nine months ended July 31, 2000. The increase for the nine months ended July 31, 2000 was due to the license of a product design and royalties for $248,000 in that period.

     Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of increased stock-based compensation of $196,000, increased 105.8% from $7.0 million for the nine months ended July 31, 1999 to $14.3 million for the nine months ended July 31, 2000. These increases were primarily due to increases in unit sales volume and a corresponding increase in costs related to manufacturing. Gross profit, net of stock-based compensation, increased 114.6% from $4.8 million for the nine months ended July 31, 1999 to $10.4 million for the nine months ended July 31, 2000. The increase was primarily due to increased product revenue in each of these periods. Gross profit margin, net of stock-based compensation, increased from 40.9% for the nine months ended July 31, 1999 to 41.9% for the nine months ended July 31, 2000. The increase in gross profit resulted from favorable customer and product mix in addition to the benefits of moving our final assembly and test to an in-house facility.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of increased stock-based compensation of $4.1 million, increased 207.4% from $2.8 million for the nine months ended July 31, 1999 to $8.6 million for the nine months ended July 31, 2000. This increase in sales and marketing expenses for the nine months ended July 31, 2000 was primarily due to the hiring of additional sales and marketing personnel resulting in approximately $2.4 million of increased compensation expense, including increased commissions commensurate with greater sales. During June 2000, Crossroads recorded approximately $3.8 million of stock-based compensation in connection with accelerating the vesting of certain stock options previously granted to our vice president of sales, who departed effective June 2, 2000. Sales and marketing personnel totaled 34 at July 31, 1999 and 51 at July 31, 2000. As a percentage of total revenue, sales and marketing expenses, net of stock-based compensation, increased from 23.7% for the nine months ended July 31, 1999 to 34.7% for the nine months ended July 31, 2000. We anticipate that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of total revenue, due to the planned expansion of our sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

     Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of increased stock-based compensation of $329,000, increased 150.8% from $3.5 million for the nine months ended July 31, 1999 to $8.9 million for the nine months ended July 31, 2000. This increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $2.5 million of increased compensation expense, increased prototyping costs of approximately $200,000 related to the development of our 4x50 product line, increased consulting expenses of approximately $300,000 and approximately $700,000 of increased depreciation expense. Research and development personnel totaled 42 at July 31, 1999 and 79 at July 31, 2000. As a percentage of total revenue, research and development expenses, net of stock-based compensation, increased from 30.0% for the nine months ended July 31, 1999 to 35.9% for the nine months ended July 31, 2000. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of increased stock-based compensation of $20.2 million, increased 244.6% from $1.7 million for the nine months ended July 31, 1999 to $5.8 million for the nine months ended July 31, 2000. This increase in general and administrative expenses was primarily due to the hiring of administrative personnel resulting in approximately $1.6 million of increased compensation expense for the nine months ended July 31, 2000 which were necessary to manage and support the growth in our business as a public company. General and administrative personnel totaled 20 at July 31, 1999 and 38 at July 31, 2000. In addition, we incurred one-time expenses totaling approximately $1.3 million related to the transition from Mr. Moore to Mr. Sanders as president and chief operating officer, the relocation of our corporate headquarters and legal costs associated with patent infringement lawsuits. During the nine months ended July 31, 2000, we recorded approximately $17.8 million in stock-based compensation in connection with the transition of our president and chief operating officer from Mr. Moore to Mr. Sanders resulting from approximately $16.5 million of stock-based compensation recorded in connection with accelerating the vesting of certain stock options previously granted to Mr. Moore and approximately $2.0 million in amortization associated with Mr. Sanders' options. As a percentage of total revenue, general and administrative expenses, net of stock-based compensation, increased from 14.4% for the nine months ended July 31, 1999 to 23.7% for the nine months ended July 31, 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate growth, add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

     Other income, net. Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was $90,000 and $3.2 million in the nine months ended July 31, 1999 and 2000, respectively, representing 0.8% and 12.9% of total revenues, respectively. The increase in other income, net was primarily due to increased cash, cash equivalents and short-term investment balances resulting from the proceeds from our initial public offering in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity at July 31, 2000 consisted of $56.5 million in cash and cash equivalents, $7.6 million in short-term investments and our bank credit facility. The credit facility, as amended and restated in September 1999, includes a revolving line of credit providing borrowings up to the lesser of (a) $2.5 million or (b) 80% of eligible accounts receivable plus 25% of eligible inventories; and an equipment loan agreement providing for financing of up to $1.9 million. Borrowings under the revolving line of credit bear interest at the bank's prime rate, which was 9.5% at July 31, 2000, and are secured by our accounts receivable and inventories. Term loan financing available to us under the equipment loan agreement bears interest at the bank's prime rate plus 0.5%, is secured by the related capital equipment and is payable through June 30, 2003. The line of credit and the equipment loan agreement expire in August 2000. The line of credit and equipment loan agreement contain provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. In February 2000, we entered into a $1.0 million letter of credit in connection with the lease requirements of our new facility.

     As of July 31, 2000, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

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

Additionally, the credit facility requires that we operate at a profit in each fiscal quarter; however, we are allowed a loss which may not exceed $2.9 million in each of the fiscal quarters ending October 31, 1999, January 31, 2000 and April 30, 2000; $2.3 million in the fiscal quarter ending July 31, 2000; and $1.5 million in the fiscal quarter ending October 31, 2000. Although we are in violation of this financial covenant as of July 31, 2000, we have received a waiver from our bank dated August 24, 2000.

     Cash utilized by operating activities was $2.1 million for the nine months ended July 31, 1999 as compared to $7.9 million for the nine months ended July 31, 2000. The increases in net cash utilized reflected increased losses from operations and working capital required to fund the expansion of our operations.

     Cash provided by investing activities was $0.8 million for the nine months ended July 31, 1999 as compared to $4.6 million for the nine months ended July 31, 2000. The increases in net cash provided reflected the maturity of held-to-maturity investments, net of purchases, of $11.9 million, and cash acquired from business acquisitions, net of cash payments, of $1.0 million. Capital expenditures were $1.5 million and $8.3 million for the nine months ended July 31, 1999 and 2000, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our business expansion. We anticipate additional capital expenditures through fiscal 2000 of at least $1.9 million to fund our purchase of a new enterprise resource planning system; leasehold improvements; costs associated with the transition to an in-house facility of the final assembly and test portions of our manufacturing process, including modification to our facilities and test and other manufacturing equipment; and equipment and software to support our projected growth in personnel.

     Cash provided by financing activities was $6.2 million for the nine months ended July 31, 1999 as compared to cash utilized by financing activities of $1.5 million for the nine months ended July 31, 2000. The increase in cash utilized reflected the payment of our existing debt of $2.4 million in December 1999 in addition to $5.3 million in proceeds from issuance of preferred stock during the nine months ended July 31, 1999. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million, product sales and, to a lesser extent, bank debt.

     We believe the net proceeds we received from our initial public offering, together with our existing cash balances, the net proceeds from the sale of our Series E preferred stock in August 1999 and our credit facilities, will be sufficient to meet our capital requirements through at least the next 12 months. However, we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. On March 21, 2000, we consummated our acquisition of Polaris Communications, Inc. and we may enter into additional acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not currently engage or plan to engage in hedging activities or intend to own or plan to purchase any derivative instruments.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion 25" which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We do not anticipate that the adoption of Interpretation No. 44 will have a material impact on our financial position or the results of operations.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 will be effective for all fiscal quarters of fiscal years beginning after December 15, 1999. We do not expect the application of SAB No. 101 to have a material impact on our financial statements.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Numerous factors may affect our business and future operating results. These factors include, but are not limited to the potential for significant losses to continue; our ability to accurately forecast our revenues; fluctuations in revenue and operating results; class action securities litigation; overall market performance; limited product lines; limited number of OEM customers; competition; delays in research and development; inventory risks; the inability to expand our distribution channels; the loss of our primary contract manufacturers; risks of delay or poor execution from a variety of sources; inventory risks; limited resources; pricing; dependence upon key personnel; international operations; product liability claims; the inability to protect our intellectual property; potential future acquisitions; concentration of ownership; and volatility of stock price. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Additional Factors That May Affect Future Results" in our Annual Report on Form 10-K dated January 31, 2000.

WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

     We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of July 31, 2000, we had an accumulated deficit of $53.8 million. We cannot be certain that we will be able to sustain growth rates that we will need to realize sufficient revenue to achieve profitability. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

     It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly.

     A number of factors may particularly contribute to fluctuations in our revenue and operating results, including:

     o the timing of orders from, and product integration by, our customers, particularly our OEMs, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us;

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

AN ADVERSE DECISION IN THE VARIOUS CLASS ACTION LAWSUITS FILED AGAINST US MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL PERFORMANCE.

     We were named as the defendant in ten class action lawsuits filed between July 28, 2000 and September 8, 2000. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The complaints allege that certain of our executives made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints seek compensatory damages, costs and attorney's fees in an unspecified amount. We deny any wrongdoing and intend to defend against the claims vigorously. In particular, we intend to file a motion to dismiss after the Court consolidates the actions and appoints a lead plaintiff under the Private Securities Litigation Reform Act of 1995. An adverse judgment may have a material adverse effect on our business and financial performance. See Item 1. Financial Statements (Unaudited) - Note 8 to Notes to Condensed Consolidated Financial Statements.

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

We currently have only three principal products within our storage router product family that we sell in commercial quantities. In particular, sales of our 4100 and 4200 products have accounted for the vast majority of our product revenue to date. To reduce our dependence on these products, we must successfully develop and introduce to market new products and product enhancements in a timely manner. On September 1, 2000, we began notifying our customers that our 4100 product was at its "end of life". Customers who purchased the 4100 product are migrating to our next generation of products that we refer to as the 4x50 product line. Even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance which could reduce our revenue.

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

     In fiscal 1998, 1999 and the nine months ended July 31, 2000, approximately 90%, 85% and 71% of our revenue, respectively, was derived from six OEM customers. Furthermore, during fiscal 1998, our four largest customers -- ADIC, Compaq, Hewlett-Packard and StorageTek -- accounted for 25%, 20%, 16% and 14% of our total revenue, respectively. In fiscal 1999, revenue from Compaq and StorageTek represented 36% and 36% of our total revenue, respectively. During the nine month period ended July 31, 2000, Compaq and StorageTek represented 33% and 27% of our total revenue, respectively. During the three months ended July 31, 2000, we recorded a $1.1 million return resulting from StorageTek's shift in demand to our newer products. Moreover, Compaq has informed us that it intends to discontinue purchasing our 4100/4200 line of storage routers and to internally manufacture their own solution. If the level of StorageTek's purchases fails to return to previous levels and if we are unable to replace the revenue lost due to Compaq's transition away from our 4100/4200 line of routers, our results of operations and future prospects will suffer.

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

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON UTILIZING EMERGING TECHNOLOGIES AND STANDARDS AND ANY DELAY OR ABANDONMENT OF EFFORTS TO DEVELOP THESE TECHNOLOGIES OR STANDARDS BY INDUSTRY PARTICIPANTS, OR FAILURE OF THESE TECHNOLOGIES OR STANDARDS TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION.

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

     Prior to August 1999, we have relied on a third-party manufacturer, XeTel, to manufacture substantially all of our products on a purchase order basis. We do not have a long-term supply contract with XeTel and, therefore, XeTel is not obligated to manufacture products for us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In August 1999, we engaged another contract manufacturer, Solectron, to make our 4x50 family of products. We believe that this will enable us to reduce our reliance on XeTel. We generally place orders for products with XeTel and Solectron approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from XeTel or Solectron to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. XeTel and Solectron have not provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

OUR PLANS TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS TO MARKET REQUIRES COORDINATION ACROSS OUR SUPPLIERS AND MANUFACTURERS, WHICH EXPOSES US TO RISKS OF DELAY OR POOR EXECUTION FROM A VARIETY OF SOURCES.

     We plan to introduce new products and product enhancements, which will require that we coordinate our efforts with those of our component suppliers and our contract manufacturers to rapidly achieve volume production. If we should fail to effectively manage our relationships with our component suppliers and our contract manufacturers, or if any of our suppliers or our manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new component supplier or contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change suppliers, we may lose revenue and damage our customer relationships.

WE HAVE RECENTLY TRANSITIONED THE FINAL ASSEMBLY AND TEST PORTION OF OUR MANUFACTURING PROCESS TO AN IN-HOUSE FACILITY, WHICH HAS INCREASED OUR FIXED COSTS AND EXPOSED US TO INCREASED INVENTORY RISKS.

     In September 1999, we transitioned our final assembly and product test operations in-house. XeTel previously performed these activities for us. Although we have personnel with prior experience in managing assembly and test operations, we had not previously assembled our products, and we may encounter difficulties and delays in establishing, maintaining or expanding our internal assembly and test capabilities. If demand for our products does not support the effective utilization of these employees and additional facilities and equipment, we may not realize any benefit from replacing our contract manufacturer with internal final assembly and testing. Furthermore, internal final assembly and test operations requires us to manage and maintain the components used in our products at our facilities. A significant portion of this inventory will be useful only in the final assembly of our products. Any decrease in demand for our products could result in a substantial part of this inventory becoming excess, obsolete or otherwise unusable. If our internal final assembly and test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

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

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ATTO, Chaparral, Pathlight and, to some extent, Computer Network Technologies. In addition, our OEM customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We expect to face competition in the future from storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, as well as innovative start-up companies. For example, manufacturers of Fibre Channel hubs or switches could seek to include router functionality within their SAN products which would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. In the past quarter, Compaq informed us of its intent to manufacture its own routers, rather than act as an OEM for our 4100 and 4200 lines of routers. This could introduce additional competition in our markets, especially if Compaq or another one of our OEMs begins to manufacture our higher end storage routers. Moreover, we are currently in litigation with Chaparral and Pathlight in which we have alleged their infringement of certain proprietary rights. If we are not successful in this litigation, our competitive position may be harmed.

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

     Networking products such as ours frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors have been found in the past and may be found from time to time in the future. For example in July, 2000, we issued a "stop-ship" on our 4x50 line and part of our 4200 line due to a firmware interoperability issue, which negatively affected our product revenues for the three months ended July 31, 2000. In addition, our products include components from a number of third-party vendors. We rely on the quality testing of these vendors to ensure the adequate operation of their products. Because our products are manufactured with a number of components supplied by various third-party sources, should problems occur in the operation or performance of our products, it may be difficult to identify the source. In addition, our products are deployed within SANs from a variety of vendors. Therefore, the occurrence of hardware and software errors, whether caused by our or another vendor's SAN products, could adversely affect sales of our products. Furthermore, defects may not be discovered until our products are already deployed in the SAN. These errors also could cause us to incur significant warranty, diagnostic and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

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

     In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. For example, we are currently involved in patent infringement litigation with Chaparral Network Storage, Inc. and Pathlight Technology, Inc. (See "Legal Proceedings" below). Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. For example, on March 21, 2000, we consummated our acquisition of Polaris Communications, Inc. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

     Our executive officers and directors beneficially own approximately 16.0% of the total voting power of our company. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of our company on terms which other stockholders may desire.

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

THE RECENT ISSUANCE BY THE SEC OF AN ACCOUNTING BULLETIN RELATED TO REVENUE RECOGNITION, SAB 101, MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL PERFORMANCE

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition to other uncertain risks related to SAB 101, it is possible that SAB 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet the expectations of securities analysts for any period. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. As of this date, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations; however, we believe that it may require a portion of our fiscal year 2001 revenues to be deferred. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending January 31, 2001. We are also considering potential changes to the terms of our sales agreements for equipment sales that could mitigate the impact of SAB 101. While SAB 101 would not affect the fundamental aspects of our operations as measured by product shipments and cash flows, implementation of SAB 101 could have a material adverse effect on our reported results of operations for fiscal year 2001. The application of SAB No. 101 is not expected to have a material impact on the financial statements of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning market risk is contained on Page 33 of our 1999 Annual Report on Form 10-K and is incorporated herein by reference to the annual report.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 31, 2000, we filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of our patents with some of their router products. The lawsuit was filed in United States District Court for the Western District of Texas and we are seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. We have started the discovery process. Trial is currently scheduled to begin in the first six months of 2001. Based on our understanding of Chaparral's products sold during the alleged infringement period, we believe that a reasonable value of our claims brought against Chaparral could be material to our future results of operations, cash flows and financial position. We intend to vigorously prosecute our claims. We believe we should ultimately prevail on this litigation. However, since the amount of the damages cannot be fully quantified until the discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded.

     On April 14, 2000, we filed a lawsuit against Pathlight Technology, Inc. ("Pathlight") alleging that Pathlight has infringed one of our patents with their SAN Data Gateway Router. The lawsuit was filed in United States District Court for the Western District of Texas and we are seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. We have started the discovery process. Trial is currently scheduled to begin in the first six months of 2001. Based on our understanding of Pathlight's products sold during the alleged infringement period, we believe that a reasonable value of our claims brought against Pathlight could be material to our future results of operations, cash flows and financial position. We intend to vigorously prosecute our claims. We believe we should ultimately prevail on this litigation. However, since the amount of the damages cannot be fully quantified until the discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded.

     On May 19, 2000, Chaparral filed a counter-suit against us alleging tortious interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that we have made statements that Chaparral has infringed our patent rights and that these statements are false and defamatory. Given the overlapping allegations with the patent litigation, we answered and moved to transfer the Colorado case to the United States District Court in Texas, the Austin division. If transferred to the Austin division, we will seek to consolidate the action with the aforementioned pending patent litigation. The complaints are at an early stage. Consequently, at this time it is not possible to predict whether we will incur any liability or to estimate its amount, if any.

     Between July 28, 2000 and September 8, 2000 ten class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Western District of Texas, Austin Division. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The complaints allege that the Company and certain of our executives made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints seek compensatory damages, costs and attorney's fees for the purported class members in an unspecified amount. We deny any wrongdoing and intend to defend against the claims vigorously. In particular, we intend to file a motion to dismiss after the Court consolidates the actions and appoints a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The complaints are at an early stage. Consequently, at this time it is not possible to predict whether we will incur any liability or to estimate its amount, if any.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     From May through July 31, 2000, we issued approximately 95,938 shares of our common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.10 to $1.333 per share) under our stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibit Index

     Exhibit Number           Description

     27.1                     Financial Data Schedule (EDGAR Version Only)

     (b) Reports on Form 8-K

    During the three months ended July 31, 2000, we filed the following Current Report on Form 8-K:

     o We filed an Amended Current Report on Form 8-K/A dated March 21, 2000 (Item 7) filing the financial statements of Polaris Communications, Inc. for the years ended December 31, 1997, 1998 and 1999 and the unaudited pro forma consolidated financial statements for Crossroads.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CROSSROADS SYSTEMS, INC.


     Sept. 14, 2000          /s/ Brian R. Smith
     --------------          ------------------
         (Date)              Brian R. Smith
                             Chairman of the Board and Chief Executive Officer
                             (Principal executive officer)

     Sept. 14, 2000          /s/ Reagan Y. Sakai
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