Form 10-K
period 2000-10-31
CROSSROADS SYSTEMS INC
filed 2001-01-16
CIK 1093207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000


                        COMMISSION FILE NUMBER 000-30362

                            CROSSROADS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               74-2846643
State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization                               Identification No.)

                           8300 NORTH MOPAC EXPRESSWAY
                               AUSTIN, TEXAS 78759
          (Address of principal executive offices, including Zip Code)

                                 (512) 349-0300
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

           Title of each class                             Name of each exchange on which registered
           -------------------                             -----------------------------------------
Common Stock, par value $0.001 per share                             Nasdaq National Market

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on January 10, 2001, as reported on the Nasdaq National Market, was approximately $125.9 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

    As of January 10, 2001, the Registrant had 27,790,696 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
  (Specific pages incorporated are indicated under the applicable Item herein)

                                                                                                  INCORPORATED BY
                                                                                                REFERENCE IN PART NO.
                                                                                                ---------------------
Our proxy statement filed in connection with our 2000 Annual Meeting of Stockholders............          III

================================================================================

                            CROSSROADS SYSTEMS, INC.

     Unless otherwise indicated, "we," "us," and "our" mean Crossroads Systems, Inc. We own the trademark "Crossroads." All other trademarks or tradenames referred to in this document are the property of their respective owners. References in this document to "$" or "dollars" are to United States of America currency. Our fiscal year ends October 31.


                                TABLE OF CONTENTS


Table of Contents.................................................................................................i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS................................................................ii

PART I............................................................................................................1

   Item 1.     Business...........................................................................................1

Additional Factors That May Affect Future Results................................................................12

   Item 2.     Properties........................................................................................22

   Item 3.     Legal Proceedings.................................................................................22

   Item 4.     Submission of Matters to a Vote of Security Holders...............................................22

PART II..........................................................................................................23

   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............................23

   Item 6.     Selected Consolidated Financial Data..............................................................24

   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............25

   Item 7A.    Qualitative and Quantitative Disclosures About Market Risks.......................................31

   Item 8.     Financial Statements and Supplementary Data.......................................................32

   Item 9.     Changes and Disagreements with Accountants on Accounting and Financial Disclosure.................32

PART III.........................................................................................................33

   Item 10.    Executive Officers of the Registrant..............................................................33

   Item 11.    Executive Compensation............................................................................34

   Item 12.    Security Ownership of Certain Beneficial Owners and Management....................................34

   Item 13.    Certain Relationships and Related Transactions....................................................34

PART IV..........................................................................................................35

   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................35

                       NOTE ON INCORPORATION BY REFERENCE

     Throughout this report, various information and data are incorporated by reference to portions of our 2001 Proxy Statement. Any reference in this report to disclosures in our 2001 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements that involve substantial risks and uncertainties, such as statements concerning:

     o  industry trends;

     o  customer demand for our products;

     o  growth and future operating results;

     o  developments in our markets and strategic focus;

     o expansion of and enhancements to our manufacturing and engineering facilities and product offerings;

     o  customer benefits attributable to our products;

     o potential acquisitions and joint ventures and the integration of acquired businesses;

     o  technologies and operations;

     o  strategic relationships with third parties; and

     o  future economic, business and regulatory conditions.

     You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Additional Factors That May Affect Future Results" in
Item 1 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     We are the leading provider of enterprise data center routing solutions for open system storage area networks, based on our market share of storage routers shipped. By using our storage routers to serve as the interconnect between storage area networks, or SANs, and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in storage area networks our storage routers decrease congestion in the transfer of data within a network, reduce the time required to back up data, improve utilization of storage resources, and preserve and enhance existing server and storage system investments.

     We have developed or acquired extensive expertise in several different input-output (I/O) and networking protocols, including small computer system interface (SCSI), Fibre Channel, Enterprise Systems Connection (ESCON), Asynchronous Transfer Mode (ATM), Ethernet, Transmission Control Protocol/Internet Protocol (TCP/IP) and InfiniBand. We have applied this expertise in these protocols to develop solutions for leading server and storage system providers such as ACAL, ADIC, ATL, Bell Micro, Compaq, Cranel, Datalink, Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, SANrise, StorageTek, Sun Microsystems, Tech Data and Unisys which enable customers to connect to the information that they require to run their businesses, regardless of the technology or location.

     We expanded our product line with the launch of our 4x50 storage router, our third generation product line. The 4x50 line enables companies to realize the benefits of managing their mission critical data using applications such as LAN-free and server-free backup. The 4x50 provides the broadest array of connectivity options for the departmental workgroup through the enterprise customer.

     The extended router market, which includes the emerging storage-over-Internet Protocol (IP) market segment, is a new market segment that we are addressing. We recently introduced our first extended router in our new conXsan family of products, the Crossroads 7100, which connects Fibre Channel devices and/or SANs together via an ATM network. The 7100 product also lays the foundation for our storage-over-IP products, a prototype of which we also demonstrated at Fall Comdex 2000 and plan to launch in 2001.

     In March 2000, we consummated our acquisition of Polaris Communications, Inc. Polaris was a leading developer and marketer of System 390, or S/390, mainframe communication interfaces and systems delivering increased connectivity and bandwidth options to enterprise data centers, focusing on high-speed connections between open-systems and mainframes. This technology provides us with access to the S/390 market, where approximately 70 percent of the world's data resides.

     To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their storage area networks. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution. Recently, we have also begun to establish relationships to sell our products through storage service providers, or SSPs, an important new class of service providers which provide storage-related services to customers within Internet data centers and large metropolitan areas.

INDUSTRY BACKGROUND

     Increasing Importance of Information Management

     Information management is a strategic imperative for many organizations today. The broad deployment of distributed computer networks combined with the widespread use of the Internet, intranets and electronic commerce have enabled organizations to empower employees, customers and suppliers with access to vast amounts of data. However, the dramatic growth in the amount of data generated, stored, protected and accessed has created increasingly serious information management challenges. Exacerbating these challenges are the greater number and types of users who access this data, as well as the proliferation of various types of software applications across many different computer devices that use different protocols for the input and output of data. As Internet, intranet and e-commerce activities expand, activities such as customer information management and data-mining are integral to an organization's success. The growth of such valuable information is driving the need for storage solutions that allow customers to manage and access their information regardless of their technology or location at higher and higher speeds while maintaining the integrity of that data. Organizations therefore are seeking to implement processes and systems that effectively and efficiently store, manage and ensure the integrity and availability of data 24 hours-a-day, seven days-a-week, 365 days-a-year.

     The Interconnect Bottleneck and Limitations of the Point-to-Point Storage System Architecture

     While data storage capacity and microprocessor speeds have increased dramatically, the speed at which information is transmitted from storage systems to microprocessors has not increased nearly as rapidly. This imbalance has resulted in bottlenecks at the interconnection points where the input and output of data occur. These interconnect points are commonly referred to as the I/O. These I/O bottlenecks cause large delays in the movement of data within a network, significantly slowing down the network's day-to-day operations and frustrating network users. The I/O bottleneck persists, in large part, due to the limitations of the computer protocols that traditionally have been used to transport data across the I/O.

     A second bottleneck occurs because users can access information residing on a storage device only from the server connected to that storage device and because a significant amount of data must be moved across the local area network, or LAN. First, the amount of data which can traverse the SCSI interconnect between the server and the storage device at a given time is severely limited. Therefore, the information going to and coming from the storage device is more difficult to access and manage, and the risk of data loss is increased. Moreover, as the number of requests for stored data from the server grows, congestion within the server increases and server performance further decreases. Second, the LAN becomes congested, slowing an organization's day-to-day operations. As a result, many organizations are moving away from point-to-point storage system architectures to reduce I/O bottlenecks and improve their overall information management.

     Applications Enabled by Fibre Channel SANs

     Fibre Channel SANs have enabled a number of important applications, including:

     o LAN-free Backup. Disruptions to a computer system can result in the loss or corruption of data. Therefore, most organizations regularly perform data backup by moving data from storage systems to separate or off-site storage systems or data centers where the data can be safely stored. Because data backup can account for a significant portion of the data traffic over local area networks, or LANs, it is often a major contributor to bottlenecks at the input/output interconnect. LAN-free backup uses the SAN to move data from a storage system through one server then directly to a backup storage system. By moving the data backup function from the LAN to the SAN, LAN-free backup substantially reduces I/O bottlenecks.

     o Server-free Backup. Server-free backup further extends the benefits of LAN-free backup by virtually removing the server from the backup process. This application enables automated data movement between storage systems directly across the SAN, allowing data backup while utilizing a very small percentage of the server's internal data processing capacity. As a result, organizations no longer need to identify lengthy time periods, or "backup windows," for disconnecting servers from the network in order to perform backup.

     o Extended Routers Enabling SANs to Span Longer Distances. Extended routers enable customers to connect SANs and Fibre Channel devices that are separated by longer distances, using ATM and TCP/IP networks. This capability significantly increases the utility of SANs by enabling data sharing, storage consolidation, data replication and LAN-free and server-free backups to occur over SANs that span multiple sites separated by long distances.

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

     o Storage Service Providers. Storage Service Providers, or SSPs, are an important new class of service provider. They focus primarily on providing storage-related services to customers within Internet data centers and in large metropolitan areas. Some of the services that they offer include storage capacity on demand, backup and restore services and data replication services.

     These applications also facilitate the creation and maintenance of offsite data centers that support business recovery in the event data is lost at a primary storage site.

     The Need for Storage Routers to Facilitate the Adoption of SANs and Emerging I/O Protocols

     Most organizations have made significant investments in storage devices and servers that use SCSI, Fibre Channel, ESCON, ATM and Ethernet. Thus, in order to enable organizations to achieve the benefits of deploying a storage area network, the SAN must be able to operate in conjunction with the different I/O protocols employed by the devices which are connected to it or within it. Several other current and emerging I/O protocols, including InfiniBand and Internet-based SCSI protocol, or iSCSI, have been, or are expected to be, incorporated into commercial SAN products, servers and storage systems in the future. As new protocols achieve commercial acceptance, storage routers will be increasingly essential to provide compatibility to existing solutions.

THE CROSSROADS SOLUTION

     We are the leading provider of enterprise data center routing solutions for open system storage area networks, based on our market share of storage routers shipped. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. We have developed or acquired extensive expertise in several different input-output (I/O) and networking protocols, including SCSI, Fibre Channel, ESCON, ATM, Ethernet, TCP/IP and InfiniBand. We apply this expertise in these protocols to develop solutions that enable customers to connect to the information that they require to run their businesses, regardless of the technology or location. Our storage routers are designed to operate in any SAN computing environment. We have utilized this expertise to produce solutions for leading server and storage system providers such as ACAL, ADIC, ATL, Bell Micro, Compaq, Cranel, Datalink, Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, SANrise, StorageTek, Sun Microsystems, Tech Data and Unisys.

     Incorporated into our storage routers is our proprietary storage routing software that "intelligently" examines data traffic in the SAN to prioritize transmission and minimize congestion in the flow of data. This software also enables communication between different I/O protocols, enables sharing of storage resources by multiple servers and can be adapted to new I/O protocols as they emerge. Our proprietary software is combined with software management tools and embedded in our storage routers.

     We believe that deploying our storage routers helps organizations improve and reduce their total cost of information management by offering a number of important benefits, including:

     Providing Broad, Verified Interoperability

     Our storage routers are designed to function together, or interoperate, with all commercially available Fibre Channel switches, as well as other SAN components, including storage devices, host bus adapters, operating systems and storage management software. Our storage routers function in over 3,500 different configurations of SANs, thereby providing organizations with flexibility in designing their SANs. Our storage routers can be deployed in SANs which connect servers running diverse operating systems, including NetWare, Unix and Windows NT and have been tested and verified through our Crossroads Verified-Storage Area Network (CV-SAN) program.

     Increasing Scalability and Implementation Flexibility

     Our storage routers are designed to operate in any SAN computing environment and to adapt as organizations grow and change their computer networks to address their increasing data storage and information management needs. Organizations can incrementally add storage routers as demands grow or as new storage devices are added to their networks. Our third generation line of storage routers (the 4x50) provides the broadest array of connectivity options for the departmental workgroup through the enterprise customer.

     Leveraging Customers' Storage Investments

     Our storage routers enable an organization's continued use of its large installed base of servers and storage devices. In addition to enabling organizations to preserve these existing investments, our storage routers improve the functionality of those systems when operated in conjunction with a SAN. By allowing consolidation of storage resources in centralized facilities, our solutions also reduce the need for organizations to maintain a number of geographically dispersed and costly data storage centers and enable them to more efficiently use their existing data storage capacity.

     Facilitating Efficient Backup and Recovery

     By allowing the backup process to be accomplished across the SAN, rather than across the local area network, or LAN, our storage routers remove a common source of congestion within the LAN. As a result, the primary computer network has greater availability to perform day-to-day operations. LAN-free backup also provides flexibility to conduct backup at any time of day. This capability is increasingly important as users demand network availability around the clock and from geographically dispersed locations. Server-free backup provides further reductions in network and server utilization.

     Enabling SANs to Span Longer Distances

     Our extended routers enable customers to connect SANs and Fibre Channel devices that are separated across a campus, town, country and around the world using ATM and TCP/IP networks. This capability significantly increases the utility of SANs by enabling data sharing, storage consolidation, data replication and LAN-free and server-free backup to occur over SANs that span multiple sites separated by long distances.

     Enhancing Storage Area Network Manageability

     The proprietary software embedded in our storage routers enhances the ability of an organization to manage storage systems that are attached to the storage router by translating network management protocols to storage management protocols. We work closely with leading independent software vendors, such as BMC Software, Computer Associates, Hewlett-Packard, IBM/Tivoli Systems, Sun Microsystems and Veritas Software, to ensure that our storage routers can be managed through their network management software products.

OUR STRATEGY

     Our mission is to become the company customers trust to link business with information regardless of technology or location. Our objective is to maintain our position as the leading provider of storage routers and to leverage this position to become the leading provider of I/O routing solutions. The key elements of our strategy include the following:

     Providing products compatible with existing technologies to ensure connectivity for our customers

     Our Fibre Channel-to-SCSI routers provide the means for customers to protect their existing investments in SCSI-based storage devices while taking advantage of the benefits of Fibre Channel SANs. As technology continues to evolve and mature, we will ensure that our customers will be able to connect their current and future investments to "legacy" infrastructures, regardless of the technology used for implementation.

     Delivering products that are on the cutting edge of technology

     By continuing to invest in research and development we seek to ensure that our products will continue to be on the forefront of the technology required to meet customer needs. Our conXsan line of extended routers allows data to be connected over long distances. The Crossroads 7100 product, our Fibre Channel-to-ATM router, is the first in this family and will be followed by a Fibre Channel-to-Gigabit Ethernet product that provides connectivity to IP networks. We are a leader in InfiniBand, a technology that will remove the I/O bottleneck between servers and SANs. Our new products will incorporate InfiniBand as both a performance enabling internal technology and as a storage networking protocol which gives customers control over their storage migration path.

     Expanding field sales force with coverage of key regional and OEMs accounts

     Our sales model is based on an indirect sales model executed through OEMs, distributors, resellers, system integrators, and storage service providers. During fiscal 2000, we deployed our sales team throughout the United States and Europe tripling our U.S. field sales and support offices and opened offices in the UK and Germany. This field sales force is strategically located near key accounts to provide better service and drive demand creation through joint sales calls with our partners. We manage these dispersed locations through the use of web automation tools such as Customer Relationship Management (CRM), Channel Wave, and our website.

     Expanding Distribution Channels

     In addition to building upon our established OEM sales channel, we believe that we can achieve additional growth by selling through distributors, resellers and system integrators. We are also actively establishing partnerships with the leading storage service providers to integrate our storage routers and extended routers into their storage service offerings. We regularly conduct sales training for prospective distributors, resellers, system integrators and storage service providers and their respective customers to educate them on the benefits of our storage routers in their unique SAN environment.

     Emphasizing quality through our Crossroads Quality Management (CQM) Program

     In fiscal 2000, we established the CQM program to ensure the quality, continuous improvement and repeatability of all our business processes. CQM instills a philosophy of setting expectations and quantitatively measuring performance to those expectations both with our external and internal customers. Also during fiscal 2000, we named a vice-president of quality and operations, and earned ISO 9002 registration.

     Ensuring broad interoperability with CV-SAN testing and verification program with leading software vendors

     In response to end-user demands for interoperability, we continue to invest resources in our CV-SAN program. CV-SAN proactively ensures the interoperability of our products with other SAN components through rigorous testing and verification. To date, we have tested over 3,500 different SAN configurations using our storage routers, providing our customers with confidence in the broad, verified interoperability of our products. We also believe that establishing relationships with leading enterprise and storage management software companies is essential to facilitating the efficient and reliable integration of their capabilities with our storage routers. To this end, we have developed relationships with leading software vendors, including BMC Software, Computer Associates, Legato Systems, IBM/Tivoli Systems and Veritas Software. We intend to continue expanding our relationships with leading software vendors to ensure the compatibility and interoperability of our storage routers and extended routers with their software.

PRODUCTS

     The following table summarizes the key features and benefits of our products:

==============================================================================================================================
                                FIRST SHIPMENT           DEVICE
           PRODUCT                  TO OEM           CONFIGURATION                             BENEFITS
------------------------------------------------------------------------------------------------------------------------------
     LOCAL STORAGE ROUTERS
------------------------------------------------------------------------------------------------------------------------------

            4100               August 1997       o 1 Fibre Channel       o Enables LAN-free backup and recovery
                                                 o 1 SCSI bus            o Supports shared storage (disk, tape and optical)
                                                 o 1 Ethernet            o Connects up to 15 SCSI devices
                                                   management port       o Transmits data over distances up to 10 km
                                                                         o Enables server migration to SANs
            4200               May 1998          o 1 Fibre Channel port  o Enables LAN-free backup and recovery
                                                 o 2 SCSI buses          o Supports shared storage (disk, tape and optical)
                                                 o 1 Ethernet            o Connects up to 30 SCSI devices
                                                   management port       o Transmits data over distances up to 10 km
                                                                         o Enables server migration to SANs
            4x50               May 1999          o 1 Fibre Channel port  o Provides the same benefits as 4200 router
                                                 o 1 to 4 SCSI buses     o Enable server-free backup
                                                 o 1 Ethernet            o Double the SCSI throughput via low
                                                   management port         voltage differential technology
                                                                         o Provide enhanced software for storage management

------------------------------------------------------------------------------------------------------------------------------
     EXTENDED STORAGE ROUTER
------------------------------------------------------------------------------------------------------------------------------

            7100               November 2000     o 1 Fibre Channel       o Enables Fibre Channel devices and SANs to be
                               (in OEM           o 1 ATM                   connected over extended distances via an
                               evaluation)       o 1 Ethernet              ATM network
                                                   management port       o Designed to operate with leading data replication
                                                                           and backup software
                                                                         o Easy to configure and manage
                                                                         o Unique performance features enable faster backups
                                                                           and data replication

------------------------------------------------------------------------------------------------------------------------------
     S/390 MAINFRAME CONNECTOR
------------------------------------------------------------------------------------------------------------------------------

            6950               April 1995        o 1 PCI to 1 ESCON      o Direct connection between open system servers
                               (by Polaris)                                (NT, UNIX) and mainframe channel
                                                                         o High-speed throughput of data
                                                                         o Improved performance of LANs by offloading bulk
                                                                           file transfers
==============================================================================================================================

       Substantially all of our product revenue has been derived from sales of a limited number of our storage router products. In particular, our 4100 product accounted for 66% and 17% of our product revenue in fiscal 1999 and 2000, respectively, and our 4200 product accounted for 30% and 56% of our product revenue in fiscal 1999 and 2000, respectively.

     In November 2000, we launched our conXsan product line. The conXsan family of products is designed to interconnect storage systems regardless of technology or location. The first product we are offering in our conXsan family is the 7100 extended router. The 7100 product also lays the foundation for our storage-over-IP products, a prototype of which we also demonstrated at Fall Comdex 2000 and plan to launch in 2001.

     We are also developing new products based on InfiniBand technology. During the Intel Fall Developer's conference, we were the first company to demonstrate server-free backup operating on early InfiniBand technology. We are a leading member of the InfiniBand Trade AssociationSM and a member of the Marketing Working Group.

OUR CUSTOMERS

     Our storage routers are currently sold to end-user organizations primarily through the leading server and storage system providers and to a lesser extent, through distributors, resellers, system integrators and storage system providers under the Crossroads brand. Our products are in solutions from ACAL, ADIC, ATL, Bell Micro, Compaq, Cranel, Datalink, Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, SANrise, StorageTek, Sun Microsystems, Tech Data and Unisys.

     During fiscal 2000, we broadened our revenue base resulting in the number of customers representing approximately 75% of our total revenues increasing from two to six as of October 31, 2000. In fiscal 2000, revenue from Compaq and StorageTek represented 33% and 21% of our total revenue, respectively. No other customer accounted for more than 10% of our revenue during fiscal 2000. For fiscal 2000, our distribution channel of distributors, resellers and system integrators collectively accounted for approximately 10% of our total revenue.

     In 2000, Compaq informed us of its decision to discontinue purchasing our 4100/4200 line of products and has introduced its own competitive product.

SALES AND MARKETING

     We base our sales and marketing strategy on an indirect sales model executed through OEMs and distributors, resellers and system integrators, and storage system providers. For the past three years, our sales activity has focused principally on OEM adoption through extensive OEM testing and product qualification. As the market for SAN products matures, we believe that open market branded sales through distributors, resellers and system integrators will represent an increasing percentage of our total revenues. This was evidenced in fiscal 2000 as our distribution channel accounted for approximately 10% of our total revenues. While we sell most of our products today through OEMs, with an expanded sales channel we believe that we will gain broader brand awareness and a greater presence in the departmental and mid-sized business markets where distributors, resellers and system integrators generally have a strong presence and can influence product adoption choices. Recently, we have also begun to establish relationships to sell our products through storage service providers, or SSPs, an important new class of service providers which provide storage-related services to customers within Internet data centers and large metropolitan areas.

    During fiscal 2000, we deployed our sales team throughout the United States and Europe, tripling our U.S. field sales and support offices and opened offices in the UK and Germany. We believe that this geographically deployed sales force will assist our channel partners in creating end user demand for our products and will enable us to better serve our existing customers and reach new customers more effectively.

     Our marketing organization primarily focuses on coordinating strategic planning activities which help us to determine market segments to pursue, understand size and growth characteristics of these market segments, analyze competition within the market segments, define product features to successfully penetrate market segments and construct business analyses to measure expected return on investments. Additionally, our marketing efforts are geared toward developing key relationships with OEMs, distributors, resellers, system integrators, independent software vendors and storage service providers; participating in tradeshows to promote and launch our products; and coordinating our involvement in various industry standards organizations.

CUSTOMER SERVICE AND SUPPORT

     Our customer support engineering organization is a regionalized engineering force that provides comprehensive training programs and telephone, e-mail and Web-based direct support to our customers and end-users. These programs allow us to minimize the need for a large end-user support organization by enabling our OEMs to provide installation, service and primary technical support to their customers while we focus on high-level secondary support. We actively assist our customers and resellers to solve end-user problems.

TECHNOLOGY

     Our storage router products are based on an architecture that combines our proprietary embedded software and hardware designs using industry standard components. Our proprietary packet routing software intelligently examines data packet traffic to prioritize transmission and minimize network congestion in the flow of I/O transactions between servers and storage systems. This embedded software also manages delays in data transmissions that result from variances in I/O speeds and provides accurate communication of transmission status to connected devices. Our embedded software provides critical interoperability between diverse I/O protocols, enables sharing of storage resources by multiple servers and can adapt to new I/O protocols as they emerge. Additionally, our embedded software is configurable and can be quickly adapted to varying customer requirements and computing environments. While our software architecture serves as the foundation for our current products, it is also designed to be able to accommodate several planned generations of new designs. Our hardware is the "engine" that provides basic performance and functionality such as operating speed, data movement, external device connectivity, network management interfaces and the ability to operate in extreme environmental conditions of temperature and humidity.

     We possess a high level of multi-disciplinary expertise encompassing I/O technologies, software design, operating systems, hardware and application specific integrated circuit design and local and wide area network technologies, which we utilize to design, develop, manufacture and deliver our products. We believe that our combined expertise in each of these technologies provides us with a competitive advantage in the ability to develop new products on a timely basis, verify interoperability, expand our product features and integrate additional I/O interfaces and functions.

     I/O Technologies

     We believe that our I/O routing expertise is a critical factor in our ability to maintain our leadership position in storage routing. The key I/O technologies in use today are: SCSI and Fibre Channel in open systems (e.g., NetWare, Windows NT and Unix) and IBM's ESCON for mainframes. We employ a large number of engineers and technologists who have significant involvement in the evolution of these I/O technologies. Based on their expertise and our overall capabilities, we believe that we possess insight and understanding into the capabilities and limits of each new technology and the requirements for I/O routing. As new I/O standards are developed, we expect to contribute to these developments and leverage our software and technical expertise in developing additional I/O routers. Such additional areas of focus include ATM, Fibre Connection (FICON), Gigabit Ethernet, TCP/IP and InfiniBand.

     Embedded Software Design

     We design, develop and test all of our own embedded software. As of October 31, 2000, our engineering staff included 48 software engineers with expertise in embedded software, management tools, software applications and graphical user interface development. We have considerable expertise in I/O protocol standards, error detection and recovery and support. The flexibility to modify our software to varying system configurations has enhanced our ability to rapidly achieve verified interoperability.

MANUFACTURING

     Our manufactured product contains printed circuit board assemblies which consist of the electronics that control the function of our product. The printed circuit board is assembled and tested by a contract manufacturer, who purchases the required components to meet demand in accordance with our purchase orders and our forecast. During product final assembly and test, the printed circuit board is assembled with the remaining components (power supply, cables, enclosures, etc.) and tested to create the final product.

     Through August 1999, we outsourced substantially all of our manufacturing requirements to XeTel Corporation, a contract manufacturer, and a significant portion of our cost of revenue historically has consisted of payments to XeTel. During fiscal 2000, we have engaged another contract manufacturer, Solectron, to assemble the printed circuit board for our 4x50 family of products. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and effect appropriate changes to our manufacturing processes.

     During September 1999, we transferred much of the final assembly and test portion of our product manufacturing process to our internal facilities. In connection with this transition, we hired additional employees, purchased the necessary equipment, initiated customer qualification efforts and leased additional facilities. During the transition period, our manufacturing costs increased, and our gross profit decreased, as we incurred costs of final assembly and test performed both by our contract manufacturer and us.

     Although we use standard parts and components for our products where possible, we and our contract manufacturers currently purchase several key components used in the manufacture of our products from single or limited sources. Our contract manufacturers purchase the components used in the printed circuit board assemblies whereas we purchase the remaining components used during final assembly including the power supply, fan and chassis materials. We have an obligation to our contract manufacturers for portions of excess inventory arising from a sudden reduction in purchase orders by us to the extent it differs from the forecast which we supply to our contract manufacturers. Our principal single-source components include application specific integrated circuits, power supplies, licensed software and chassis.

    On June 1, 2000, we implemented SAP, our enterprise resource planning system, which we believe has resulted in improved inventory management, expense controls and on-time deliveries. In addition, in 2000 we launched the Crossroads total quality management program, named a vice-president of quality and operations, and earned ISO 9002 registration.

RESEARCH AND DEVELOPMENT

     We believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the I/O routing market evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product features and performance. Development activities are conducted with extensive validation testing at both our company and at our major customers. Members of our senior engineering team also are actively engaged in development of industry standards which allows us to focus our product strategies in areas that are aligned with those standards.

     Research and development programs currently underway that focus on our I/O routing initiatives include:

     o SCSI-to-Fibre Channel storage routing: Increased connectivity and port density, improved manageability, broader interoperability, higher performance products and "intelligent" data management and data movement features.

     o SAN-to-Gigabit Ethernet routing: Fibre Channel-to-Gigabit Ethernet transfer mode router products to enable connectivity of multiple SANs over a customer's IP network.

     o InfiniBand Routing: Technology development focused on multi-protocol I/O routing products for InfiniBand connecting to SCSI, Fibre Channel and other protocols.

     Our research and development expenses, net of stock-based compensation of $280,000 and $528,000 during fiscal 1999 and 2000, respectively, were $5.3 million and $12.6 million in fiscal 1999 and fiscal 2000, respectively. At October 31, 2000, we employed 89 software and hardware engineers.

OUR COMPETITION

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from Adva-SAN Ltd., ATTO, Chaparral Network Storage, Computer Network Technologies and Pathlight Technology. In addition, during 2000 Compaq began selling a product which is competitive with our product line. We also expect to face competition in the future from one or more of the following sources:

     o  other OEMs, including our customers and potential customers;

     o  LAN router manufacturers;

     o storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems; and

     o  current and future start-up companies.

     As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. Furthermore, we have licensed our 4200 and 4x50 storage router technology to Hewlett-Packard, one of our OEM customers. Hewlett-Packard currently manufactures the 4200 product under its name and pays us a royalty.

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

     o  ease-of-use and manageability; and

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

     In the United States, we currently have five patents issued, two allowed and 16 patent applications pending with respect to our technology. We have six pending international patent applications (two in the European Patent Office, and one in each of Australia, Hong Kong, Canada and Japan). We also have nine patents pending under the Patent Cooperation Treaty with the intent of filing in additional countries. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to adequately protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology.

     We have issued a license to Hewlett-Packard for our 4200 and 4x50 storage router technology. This license allows Hewlett-Packard to create and incorporate into their own products modifications and derivative works of this licensed technology. The 4200 license expires in April 2001 but will automatically renew for successive one-year periods after that date unless it is terminated by either party. The 4x50 license has a rolling three-year term which renews automatically at the end of each year, unless it is terminated by either party. Hewlett-Packard currently manufactures the 4200 product under its name and pays us a royalty.

     We have registered the trademark "CROSSROADS" in the United States. We have filed trademark registration applications for "CROSSROADS SYSTEMS" and "ACTIVE FABRIC" in the United States. All other trademarks, service marks or trade names referred to in this prospectus are the property of their respective owners.

EMPLOYEES

    In March 2000, we strengthened our management team and announced that Larry Sanders, the former president and chief executive officer of Fujitsu Computer Products of America, was named our president and chief operating officer. In addition, we enhanced our board of directors by adding Morton L. Topfer, a director and counselor to the chief executive officer of Dell Computer Corporation, and Paul S. Zito, former chief operating officer of NetSpeed, Inc. and former chief financial officer of NetWorth, Inc.

     At October 31, 2000, we had 219 employees, with 89 engaged in research and development; 33 in manufacturing; 56 in sales, marketing and customer support; and 41 in administration, information technology, human resources and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

                ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Crossroads and our business. These factors include, but are not limited to the potential for significant losses to continue; our inability to accurately predict revenues and budget for expenses for future periods; fluctuations in revenue and operating results; class action securities litigation; overall market performance; limited product lines; limited number of OEM customers; lengthy OEM product qualification process; competition; delays in research and development; inventory risks; the inability to expand our distribution channels; the loss of our primary contract manufacturers; risks of delay or poor execution from a variety of sources; final assembly and test process; inventory risks; limited resources; pricing; dependence upon key personnel; international operations; product liability claims; the inability to protect our intellectual property rights, including any adverse outcome in the our pending patent litigation with certain of our competitors; potential future acquisitions; concentration of ownership; volatility of stock price; and the impact on our results or operations due to changes in accounting standards, including the implementation of SAB 101 with respect to revenue recognition. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

     We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of October 31, 2000, we had an accumulated deficit of $64.4 million. We cannot be certain that we will be able to sustain growth rates that we will need to realize sufficient revenue to achieve profitability. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

DUE TO OUR LIMITED OPERATING HISTORY AND THE UNCERTAIN DEVELOPMENT OF THE STORAGE AREA NETWORK MARKET, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

     We have generated product revenue for approximately four years and, thus, we have only a short history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the storage area network market in which we sell our products and other factors which are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenue. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, significant losses could result due to our higher expense levels.

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

     o the deferrals of customer orders in anticipation of new products, services or product enhancements from us or our competitors or from other providers of storage area network products; and

     o the rate at which new markets emerge for products we are currently developing.

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

     We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. We deny the allegations in the complaints and intend to defend against them vigorously. We intend to file a motion to dismiss the consolidated amended complaint once it has been filed. The litigation is at an early stage and it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, that we might incur in connection with such actions. An adverse judgement may have a material adverse effect on our business and financial performance. See Item 8. Financial Statements and Supplementary Data--Note 5 to Notes to Condensed Consolidated Financial Statements.

OUR BUSINESS IS DEPENDENT ON THE STORAGE AREA NETWORK MARKET WHICH IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

     Fibre Channel-based storage area networks, or SANs, were first deployed in 1997. As a result, the market for SANs and related storage router products has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. Substantially all of our products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations' computing systems is critical to our future success. Most of the organizations that potentially may purchase our products from our customers have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

     o educate potential OEM customers, distributors, resellers, system integrators, storage service providers and end-user organizations about the benefits of SANs and storage router technology, including, in particular, the ability to use storage routers with SANs to improve system backup and recovery processes;

     o maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators, storage system providers and end-user organizations;

     o predict and base our products on standards which ultimately become industry standards; and

     o achieve interoperability between our products and other SAN components from diverse vendors.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP IN A TIMELY MANNER NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE.

     We currently have only three principal products within our storage router product family that we sell in commercial quantities. In particular, sales of our 4100 and 4200 products have accounted for the vast majority of our product revenue to date. To reduce our dependence on these products, we must successfully develop and introduce to market new products and product enhancements in a timely manner. On September 1, 2000, we began notifying our customers that our 4100 product was at its "end of life." Customers who purchased the 4100 product are migrating to our next generation of products that we refer to as the 4x50 product line. Sales of our 4x50 product accounted for approximately 17% of our product revenue during fiscal 2000. Even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance which could reduce our revenue.

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

     o  our customer service and support capabilities and responsiveness; and

     o successful development of our relationships with existing and potential OEM, distributor, reseller, system integrator and storage system provider customers.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR THE VAST MAJORITY OF OUR REVENUE. THE LOSS OF OR SIGNIFICANT REDUCTION IN ORDERS FROM ANY KEY CUSTOMERS WOULD SIGNIFICANTLY REDUCE OUR REVENUE, AND THE FAILURE TO REPLACE REVENUES FROM COMPAQ, WOULD SUBSTANTIALLY HARM OUR FUTURE RESULTS OF OPERATIONS.

     In fiscal 1998, 1999 and 2000, approximately 90%, 85% and 77% of our revenue, respectively, was derived from six customers. Furthermore, during fiscal 1998, our four largest customers--ADIC, Compaq, Hewlett-Packard and StorageTek--accounted for 25%, 20%, 16% and 14% of our total revenue, respectively. In fiscal 1999, revenue from Compaq and StorageTek represented 36% and 36% of our total revenue, respectively. In fiscal 2000, Compaq and StorageTek represented 33% and 21% of our total revenue, respectively. During fiscal 2000, we recorded a $1.1 million return resulting from StorageTek's shift in demand to our newer products. Moreover, Compaq informed us that it intends to discontinue purchasing our 4100/4200 line of storage routers and to internally manufacture its own solution. If the level of StorageTek's purchases fails to return to previous levels and if we are unable to replace the revenue lost due to Compaq's transition away from our 4100/4200 line of routers, our results of operations and future prospects will suffer.

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

     In traditional computer networks, system backup is accomplished by transferring data from applications and databases over the servers used in the network to tape drives or other media where the data is safely stored. Tape storage devices generally rely on an SCSI connection to interface with the network in receiving and transmitting data. Our routers enable these SCSI-based storage devices to interface with the Fibre Channel-based components of the SAN. Because our routers allow communication between SCSI storage devices and a Fibre Channel SAN, organizations are able to effect their backup processes over the SAN rather than through the computer network, enabling the servers of the network to remain available for other computing purposes. We currently derive the majority of our revenue from sales of storage routers that are used to connect SCSI-based tape storage systems with SANs. The introduction of tape storage systems that incorporate Fibre Channel interfaces would enable tape storage devices to communicate directly with SANs, without using storage routers. We are aware that a number of manufacturers of storage systems, including several of our current customers, are developing tape storage systems with embedded Fibre Channel interfaces, with products expected to be introduced to market in the near future. If these or other manufacturers are successful in introducing Fibre Channel-based storage systems, demand for our storage router products would be materially reduced and our revenue would decline.

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

FAILURE TO EXPAND OUR DISTRIBUTION CHANNELS AND MANAGE OUR DISTRIBUTION RELATIONSHIPS COULD IMPEDE OUR FUTURE GROWTH.

    The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, resellers, system integrators and storage service providers, develop additional channels for the distribution and sale of our products and manage these relationships. As part of our growth strategy, we intend to expand our relationships with distributors, resellers, system integrators and storage system providers. The inability to successfully execute this strategy could impede our future growth.

THE LOSS OF OUR PRIMARY CONTRACT MANUFACTURERS, OR THE FAILURE TO FORECAST DEMAND ACCURATELY FOR OUR PRODUCTS OR TO MANAGE OUR RELATIONSHIP WITH OUR PRIMARY CONTRACT MANUFACTURERS SUCCESSFULLY, WOULD NEGATIVELY IMPACT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

     Prior to August 1999, we relied on a third-party manufacturer, XeTel, to manufacture substantially all of our products on a purchase order basis. We do not have a long-term supply contract with XeTel and, therefore, XeTel is not obligated to manufacture products for us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In August 1999, we engaged another contract manufacturer, Solectron, to make our 4x50 family of products. We believe that this will enable us to reduce our reliance on XeTel. We generally place orders for products with our contract manufacturers approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. Our contract manufacturers have not provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

OUR PLANS TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS TO MARKET REQUIRE COORDINATION ACROSS OUR SUPPLIERS AND MANUFACTURERS, WHICH EXPOSES US TO RISKS OF DELAY OR POOR EXECUTION FROM A VARIETY OF SOURCES.

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

TRANSITIONING THE FINAL ASSEMBLY AND TEST PORTION OF OUR MANUFACTURING PROCESS TO AN IN-HOUSE FACILITY HAS INCREASED OUR FIXED COSTS AND EXPOSED US TO INCREASED INVENTORY RISKS.

     In September 1999, we transitioned our final assembly and product test operations in-house. If demand for our products does not support the effective utilization of our manufacturing employees and additional facilities and equipment, we may not realize any benefit from replacing these services previously outsourced to a contract manufacturer with internal final assembly and testing. Furthermore, internal final assembly and test operations require us to manage and maintain the components used in our products at our facilities. A significant portion of this inventory will be useful only in the final assembly of our products. Any decrease in demand for our products could result in a substantial part of this inventory becoming excess, obsolete or otherwise unusable. If our internal final assembly and test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

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

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from Adva-SAN Ltd., ATTO, Chaparral Network Storage, Computer Network Technologies and Pathlight Technology. During fiscal 2000, Compaq informed us of its intent to manufacture its own routers, rather than act as an OEM for our 4100 and 4200 lines of routers. In addition, other OEM customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We expect to face competition in the future from OEMs, including our customers and potential customers, LAN router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of Fibre Channel hubs or switches could seek to include router functionality within their SAN products which would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially if Compaq or another one of our OEMs begins to manufacture our higher end storage routers. Moreover, we are currently in litigation with Chaparral and Pathlight in which we have alleged their infringement of certain proprietary rights. If we are not successful in this litigation, our competitive position may be harmed.

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

WE HAVE LICENSED OUR 4200 AND 4X50 STORAGE ROUTER TECHNOLOGY TO A KEY CUSTOMER, WHICH MAY ENABLE THIS CUSTOMER TO COMPETE WITH US.

     We have licensed our 4200 and 4x50 storage router technology to Hewlett-Packard. Hewlett-Packard currently manufactures the 4200 product under its name and pays us a royalty. Hewlett-Packard has vastly greater resources and distribution capabilities than we do, and therefore, it could establish market acceptance in a relatively short time frame for any competitive products that it may introduce, which, in turn, would reduce demand for our products from Hewlett-Packard and could reduce demand for our products from other customers.

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

     Networking products such as ours may contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors have been found in the past and may be found from time to time in the future. For example in July, 2000, we voluntarily issued a "stop-ship" on our 4x50 line and part of our 4200 line due to firmware issues, which negatively affected our product revenues for the fiscal year ended October 31, 2000. In addition, our products include components from a number of third-party vendors. We rely on the quality testing of these vendors to ensure the adequate operation of their products. Because our products are manufactured with a number of components supplied by various third-party sources, should problems occur in the operation or performance of our products, it may be difficult to identify the source. In addition, our products are deployed within SANs from a variety of vendors. Therefore, the occurrence of hardware and software errors, whether caused by our or another vendor's SAN products, could adversely affect sales of our products. Furthermore, defects may not be discovered until our products are already deployed in the SAN. These errors also could cause us to incur significant warranty, diagnostic and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. In particular, we believe that our future success is highly dependent on Brian R. Smith, our co-founder, chief executive officer and chairman of the board, and Larry Sanders, our president and chief operating officer, to provide continuity in the execution of our growth plans. We do not have employment contracts with any of our key personnel with the exception of Mr. Sanders. We have experienced difficulty in hiring engineers with appropriate qualifications in networking, routing and storage technologies and we may not be successful in attracting and retaining sufficient levels of such engineers to support our anticipated growth. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

WE HAVE INCREASED OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     We have opened sales offices in international markets to focus on expanding our international sales activities in Europe and the Pacific Rim region. Our planned international sales growth will be limited if we are unable to expand our international sales channel relationships, hire additional personnel and continue to develop relationships with international distributors, resellers, system integrators and storage service providers. We may not be able to maintain or increase international market demand for our products. Our international sales activities are subject to a number of risks, including:

     o  increased complexity and costs of managing international operations;

     o protectionist laws and business practices that favor local competition in some countries;

     o  multiple, conflicting and changing laws, regulations and tax rules;

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

     In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation against us could force us to take specific actions, including:

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. For example, in March 2000, we consummated our acquisition of Polaris Communications, Inc. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

     Our executive officers and directors beneficially own approximately 30.5% of the total voting power of our company. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of us on terms which other stockholders may desire.

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

THE RECENT ISSUANCE BY THE SEC OF AN ACCOUNTING BULLETIN RELATED TO REVENUE RECOGNITION, SAB 101, MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL PERFORMANCE.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition to other uncertain risks related to SAB 101, it is possible that SAB 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet the expectations of securities analysts for any period. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. As of this date, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations; however, it may require a portion of our fiscal year 2001 revenues to be deferred. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending October 31, 2001. We are also considering potential changes to the terms of our sales agreements for equipment sales that could mitigate the impact of SAB 101. While SAB 101 would not affect the fundamental aspects of our operations as measured by product shipments and cash flows, it is possible that implementation of SAB 101 could have a material adverse effect on our reported results of operations for fiscal year 2001. However, the application of SAB 101 is not expected to have a material impact on our financial statements.

ITEM 2.   PROPERTIES.

     Our corporate headquarters facility consists of approximately 63,548 square feet in Austin, Texas. We lease our headquarters facility pursuant to a lease agreement that expires in March 2006. The lease represents a commitment of $1.7 million per year until April 2003 and $1.8 million per year thereafter. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $1.0 million, which is secured by a $1.0 million certificate of deposit.

     Our Oregon facility consists of approximately 10,488 square feet in Portland, Oregon. We lease this facility pursuant to a lease agreement that started in December, 1996 and expires in December 2001.

     Our final assembly and test facility of approximately 11,250 square feet is also located in Austin, Texas. The lease on this facility expires in June 2004.

     We also maintain sales offices, each with 400 square feet or less, in Boston, Massachusetts; Boulder, Colorado; San Diego, California; Manchester, England and Munich, Germany.

ITEM 3.  LEGAL PROCEEDINGS.

    On March 31, 2000, we filed a lawsuit against Chaparral Network Storage, Inc., or Chaparral, alleging that Chaparral has infringed one of our patents with some of its router products. The lawsuit was filed in United States District Court for the Western District of Texas, and we are seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. We have started the discovery process. Trial is currently scheduled to begin in the second half of 2001.

    On May 19, 2000, Chaparral filed a counter-suit against us alleging tortious interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that we have made statements that Chaparral has infringed our patent rights and that these statements are false and defamatory. Given the overlapping allegations with the patent litigation, this case was transferred to the District Court for the Western District of Texas and consolidated with the aforementioned pending patent litigation. The complaints are at an early stage. Consequently, at this time it is not possible to predict whether we will incur any liability or to estimate its amount, if any.

    On April 14, 2000, we filed a lawsuit against Pathlight Technology, Inc., or Pathlight, alleging that Pathlight has infringed one of our patents with its SAN Data Gateway Router. The lawsuit was filed in United States District Court for the Western District of Texas, and we are seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. We have started the discovery process. Trial is currently scheduled to begin in the first half of 2001.

     We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. We deny the allegations in the complaints and intend to defend against them vigorously. We intend to file a motion to dismiss the consolidated amended complaint once it has been filed. The litigation is at an early stage, and it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, that we might incur in connection with such actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been quoted on the Nasdaq National Market under the symbol "CRDS" since our initial public offering on October 20, 1999. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated:


                                                  HIGH          LOW
                                                  ----          ---
FISCAL YEAR ENDED OCTOBER 31, 1999
    Fourth Quarter (from October 20, 1999).... $  97.250      $ 36.250

FISCAL YEAR ENDED OCTOBER 31, 2000
    First Quarter.............................   102.250        58.375
    Second Quarter............................   202.250        45.500
    Third Quarter..............................   81.500         4.250
    Fourth Quarter.............................   15.625         4.375

    As of January 10, 2001, there were 27,790,696 shares of our common stock outstanding held by 321 stockholders of record.

    We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

    In connection with our acquisition of Polaris Communications, Inc. which we completed on March 21, 2000, we issued an aggregate of 450,000 shares of our common stock to the shareholders of Polaris in exchange for all of the outstanding shares of Polaris common stock. These shares were deemed exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended, pursuant to a fairness hearing under Oregon law.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Annual Report and other financial information appearing elsewhere in this Annual Report. The consolidated statement of operations data set forth below for each of the years in the three year period ended October 31, 2000 and the balance sheet data as of October 31, 1999 and 2000 are derived from, and qualified by reference to, our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated statement of operations data for the year ended October 31, 1996 and 1997 and the consolidated balance sheet data as of October 31, 1997 and 1998 are derived from audited consolidated financial statements not included herein. The consolidated balance sheet data as of October 31, 1996 have been derived from unaudited consolidated financial statements not included herein.

                                                                            FISCAL YEAR ENDED OCTOBER 31,
                                                      -------------------------------------------------------------
                                                          1996        1997         1998        1999        2000
                                                      ------------ -----------  ----------- -----------  ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
    Product revenue............................        $    160    $     821    $   2,930   $  18,859      $ 32,486
    Other revenue..............................             332          188          279          65           562
                                                       --------    ---------    ---------   ---------      --------
        Total revenue..........................             492        1,009        3,209      18,924        33,048
Cost of revenue(1).............................             170          465        1,913      11,079        19,104
                                                       --------    ---------    ---------   ---------      --------
Gross profit...................................             322          544        1,296       7,845        13,944
                                                       --------    ---------    ---------   ---------      --------
Operating expenses(1):
    Sales and marketing........................              --          641        2,491       4,781        16,007
    Research and development...................             291        1,329        2,342       5,551        13,143
    General and administrative.................             235        1,323        1,899       3,017        31,242
    Amortization of intangibles................              --           --          --           --         8,808
                                                       --------    ---------    ---------   ---------      --------
        Total operating expenses...............             526        3,293        6,732      13,349        69,200
                                                       --------    ---------    ---------   ---------      --------
Loss from operations...........................            (204)      (2,749)      (5,436)     (5,504)      (55,256)
Other income (expense), net....................              (8)          56           82         319         4,228
                                                       --------    ---------    ---------   ---------      --------
Net loss.......................................            (212)      (2,693)      (5,354)     (5,185)      (51,028)
Accretion on redeemable
    convertible preferred stock................              --          (58)        (196)       (247)           --
                                                       --------    ---------    ---------   ---------      --------
Net loss attributable to common stock..........        $   (212)   $  (2,751)   $  (5,550)  $  (5,432)     $(51,028)
                                                       --------    ---------    ---------   ---------      --------
Basic and diluted net loss per share...........        $  (0.04)   $   (0.46)   $   (0.90)  $   (0.74)     $  (1.93)
                                                       --------    ---------    ---------   ---------      --------
Shares used in computing basic
      and diluted net loss per share...........           6,000        6,000        6,146       7,378        26,467
                                                       --------    ---------    ---------   ---------      --------

(1) Stock-based compensation for the periods
    indicated was allocated as follows:
    Cost of revenue............................        $     --     $     --    $       2   $     133      $    288
    Sales and marketing........................              --           --           30         372         4,373
    Research and development...................              --           --            6         280           528
    General and administrative.................              --           --            3         420        22,501
                                                       --------    ---------    ---------   ---------      --------
        Total stock-based compensation.........        $     --     $     --    $      41   $   1,205      $ 27,690
                                                       ========    =========    =========   =========      ========

                                                                                  OCTOBER 31,
                                                       ------------------------------------------------------------
                                                         1996        1997         1998        1999           2000
                                                       --------    ---------    ---------   ---------      --------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
   investments.................................         $    --     $  6,063    $   3,934    $  80,820      $60,038
Working capital................................            (168)       5,757        4,461       83,165       62,287
Total assets...................................             150        7,615        7,187       91,730      118,048
Long-term debt, net of current portion.........              82          301          591        1,325           --
Redeemable convertible preferred stock.........              --        9,277       13,438           --           --
Total stockholders' equity (deficit)...........            (124)      (2,875)      (8,347)      84,885      108,752

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated selected financial data in Item 6 of this Annual Report and our consolidated financial statements and notes thereto in Item 8 of this Annual Report.

OVERVIEW

     We are the leading provider of enterprise data center routing solutions for open system storage area networks, based on our market share of storage routers shipped. Storage routers are computer equipment that organizations use to connect servers and storage systems together in a storage area network, or SAN. A SAN is a high-speed computer network that facilitates data transfers among servers and storage systems using high performance data communications that follow the industry-accepted rules and conventions, which are commonly referred to as computer protocols. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in storage area networks our storage routers decrease congestion in the transfer of data within a network, reduce the time required to back up data, improve utilization of storage resources, and preserve and enhance existing server and storage system investments.

     On March 21, 2000, we consummated our acquisition of Polaris Communications, Inc. Polaris was a leading developer and marketer of S/390 mainframe communication interfaces and systems delivering increased connectivity and bandwidth options to enterprise data centers, focusing on high-speed connections between open-systems and mainframes. The aggregate purchase price of $46.6 million consisted of the issuance of 428,625 shares of our common stock valued at approximately $44.5 million, the issuance of 21,375 options to purchase our common stock valued at approximately $1.9 million and $200,000 of other direct acquisition costs. The acquisition of Polaris was accounted for under the purchase method of accounting. Amortization of intangibles related to the Polaris acquisition totaled approximately $8.8 million for the fiscal year ended October 31, 2000.

     To date, we have derived most of our product revenue from sales of storage routers to server and storage OEMs. To a lesser extent, we have sold products to distributors, resellers and system integrators. A few OEM customers historically have accounted for a substantial portion of our revenue. During fiscal 1998, our four largest customers--ADIC, Compaq, Hewlett-Packard and StorageTek--respectively accounted for 25%, 20%, 16% and 14% of our total revenue. During fiscal 1999 and 2000, sales to Compaq and StorageTek respectively accounted for 36% and 33%, and 36% and 21%, of our total revenue. No other customer accounted for more than 10% of our total revenue in these periods.

     While we currently sell products to all of our OEM customers, we do not have contracts with Compaq or with some of our other customers. Although none of our customers is obligated to purchase minimum quantities of our products, we seek to enter contracts in order to provide a framework for our customer relationships. Generally our contracts require our customers to provide us with forecasts to assist us in our planning process. They also specify payment terms, allocate liability for potential third party claims and provide other terms governing the legal rights of the parties. A key element of our growth strategy is to expand our sales channels. To this end, we have established relationships with a number of distributors, resellers and system integrators. Recently, we have also begun to establish relationships to sell our products through storage service providers, or SSPs, an important new class of service providers which provide storage-related services to customers within Internet data centers and large metropolitan areas. Our worldwide distribution channel accounted for approximately 4% and 10% of our total sales for the years ended October 31, 1999 and 2000, respectively. Although we anticipate that revenue derived from sales to distributors, resellers and system integrators and through SSPs will increase as a percentage of our total revenue in future periods, we expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future.

     In the past, we have experienced fluctuation in the timing of orders from our OEM customers, and we expect to continue to experience these fluctuations in the future. During July 2000, we recorded a $1.1 million return resulting from StorageTek's shift in demand to our newer products. Moreover, Compaq informed us that it intends to discontinue purchasing our 4100/4200 line of storage routers and has begun to internally manufacture its own solution. As a result, we recorded a $1.3 million write-down of inventory resulting from StorageTek's shift in demand and Compaq's plan to transition out of our 4100/4200 router solutions and replace them with its own solution. Other fluctuations have resulted from, among other things, OEM customers placing initial orders for our products for purposes of qualification and testing. As a result, we may report an increase in sales or a commencement of sales of a product in a quarter that will not be followed by similar sales in subsequent quarters as OEMs conduct qualification and testing.

     Although we negotiate the prices for our products on an individual basis with each of our OEM customers, many of our current agreements with our OEM customers include provisions that require reductions in the sales price for our products over time. We believe that this practice is common within our industry. To date, our agreements with OEM customers, including our largest customers, provide for quarterly reductions in pricing on a product-by-product basis ranging from 8% to 15% annually, with the actual discount determined according to the volume potential expected from the customer, the OEM's customer base, the credibility the OEM may bring to our solution, additional technology the OEM may help us incorporate with our product, and other Crossroads products the OEM supports. Notwithstanding, the decreases in our average selling prices of our older products generally have been offset by higher average selling prices for our newer products, as well as sales to distributors, resellers and system integrators where price decreases are not generally required. Nonetheless, we could experience declines in our average unit selling prices for our products in the future, especially if our newer products do not receive broad market acceptance or if our efforts to increase sales to distributors, resellers and system integrators are not successful. In addition, declines in our average selling prices may be more pronounced should we encounter significant pricing pressures from increased competition within the storage router market.

     With respect to sales of our products to OEMs, we recognize product revenue when products are shipped to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At October 31, 2000, our deferred revenue totaled $1.1 million. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

     Through August 1999, we outsourced substantially all of our manufacturing requirements to XeTel Corporation, a contract manufacturer, and a significant portion of our cost of revenue historically has consisted of payments to XeTel. During fiscal 2000, we have engaged another contract manufacturer, Solectron, to supply the printed circuit board for our 4x50 family of products. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and effect appropriate changes to our manufacturing processes.

     In June 2000, we implemented SAP, our enterprise resource planning system which has resulted in improved inventory management, expense controls and on-time deliveries. In addition, we launched the Crossroads total quality management program, named a vice-president of quality and operations, and earned ISO 9002 certification.

     In connection with the grant of stock options to our employees and directors, we recorded deferred compensation during fiscal 1998, 1999 and 2000 aggregating approximately $18.5 million. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $8.8 million has been amortized as of October 31, 2000.

     In connection with the retirement of our previous president and chief operating officer, we recorded approximately $16.5 million of stock-based compensation in connection with accelerating the vesting of certain stock options previously granted to him. During June 2000, we recorded additional stock-based compensation of approximately $3.8 million in connection with accelerating the vesting of certain stock options previously granted to our vice president of sales, who departed effective June 2, 2000.

     During fiscal 2000, we allocated stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit. Stock-based compensation for prior periods has been reclassified to conform to the October 31, 2000 presentation.

     Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                                      FISCAL YEAR ENDED OCTOBER 31,
                                               -----------------------------------------
                                                  1998           1999            2000
                                               ---------      ----------      ----------
    Cost of revenue.......................     $       2      $      133      $      288
                                               ---------      ----------      ----------
    Sales and marketing...................            30             372           4,373
    Research and development..............             6             280             528
    General and administrative............             3             420          22,501
                                               ---------      ----------      ----------
      Total stock-based compensation...        $      41      $    1,205      $   27,690
                                               =========      ==========      ==========

     We currently expect to amortize the remaining amounts of deferred stock-based compensation as of October 31, 2000 in the periods indicated (in thousands):

                                                        FISCAL YEAR ENDED OCTOBER 31,
                                             --------------------------------------------------
                                              2001       2002       2003       2004      TOTAL
                                             ------     ------     ------     ------     ------
Cost of revenue ........................     $  122     $   56     $   12     $   --     $  190
Sales and marketing ....................        156         81         14         --        251
Research and development ...............        226        101         20         --        347
General and administrative .............      5,535      2,378        943         90      8,946
                                             ------     ------     ------     ------     ------
    Total stock-based compensation .....     $6,039     $2,616     $  989     $   90     $9,734
                                             ======     ======     ======     ======     ======


     In August 2000, we were first to demonstrate server-free backup using early InfiniBand technology. We are a leading member of the InfiniBand Trade Association and a member of the Marketing Working Group. This allows us to influence the standards being drafted, ensure our product leadership and provide our customers control over their storage migration path. We will continue to participate in the development of InfiniBand technologies to ensure we are an integral part of the standards setting process.

     We currently have five patents issued, two allowed and 16 patent applications pending in the United States Patent and Trademark Office with respect to our technology. We have six pending international patent applications (two in the European Patent Office, and one in each of Australia, Hong Kong, Canada and Japan). We also have nine patents pending under the Patent Cooperation Treaty with the intent of filing in additional countries. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to adequately protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology

     We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $64.4 million at October 31, 2000.

     As of October 31, 2000, we had approximately $39.6 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history.

     Our company was originally formed in 1995 as Infinity Commstor, LLC, a Texas limited liability company. In 1996, Infinity Commstor was merged into a newly formed Delaware corporation, which became Crossroads Systems, Inc., with operations conducted through a wholly-owned Texas corporation subsidiary. Since mid-1996, our operating activities have related primarily to increasing our research and development capabilities, designing, developing and marketing our storage routers, staffing our administrative, marketing and sales organizations and establishing relationships with OEMs, and distributors, resellers and system integrators. We began shipping our first product, the Crossroads 4100 storage router, to OEMs for their evaluation in July 1997.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, net of the aforementioned allocation of stock-based compensation for all periods presented--See Item 8. Financial Statements--Note 7 to Notes to Condensed Consolidated Financial Statements.

                                               FISCAL YEAR ENDED OCTOBER 31,
                                               -----------------------------
                                               1998        1999        2000
                                               -----       -----       -----
Revenue:
  Product revenue ......................        91.3%       99.7%       98.3%
  Other revenue ........................         8.7         0.3         1.7
                                               -----       -----       -----
          Total revenue ................       100.0       100.0       100.0
Cost of revenue ........................        59.5        57.8        56.9
                                               -----       -----       -----
Gross margin ...........................        40.5        42.2        43.1
                                               -----       -----       -----
Operating expenses:
  Sales and marketing ..................        77.4        23.3        35.2
  Research and development .............        72.1        27.8        38.2
  General and administrative ...........        59.1        13.7        26.4
  Amortization of intangibles ..........          --          --        26.7
                                               -----       -----       -----
          Total operating expenses .....       208.6        64.8       126.5
                                               -----       -----       -----
Loss from operations ...................      (168.1)      (22.6)      (83.4)
Other income (expense) .................         2.6         1.7        12.8
                                               -----       -----       -----
Net loss ...............................      (165.5)%     (20.9)%     (70.6)%
                                               =====       =====       =====


COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 1998, 1999, AND 2000

     Revenue. Our total revenue increased 489.7% from $3.2 million in fiscal 1998 to $18.9 million in fiscal 1999, and increased 74.6 % to $33.0 million in fiscal 2000. Without the inclusion of Polaris products and services from the date of acquisition, total revenue increased 62.4% in fiscal 2000 compared to fiscal 1999.

     Product revenue. Product revenue increased 543.7% from $2.9 million in fiscal 1998 to $18.9 million in fiscal 1999, and increased 72.3% to $32.5 million in fiscal 2000. As a percentage of total revenue, product revenue increased from 91.3% in fiscal 1998 to 99.7% in fiscal 1999, and decreased to 98.3% in fiscal 2000. The increases in product revenue resulted from the introduction of our 4100 and 4200 products in fiscal 1997 and 1998, respectively. The increase in product revenue in fiscal 1999 and 2000 resulted from increased sales of our storage router product family through an increased customer base and increased sales to our significant OEMs, customers, distributors, resellers and system integrators in conjunction with a growing demand for storage routers. During fiscal 2000, we deployed our sales team throughout the United States and Europe tripling our U.S. field sales and support offices and opened offices in the UK and Germany. This field sales force is strategically located near key accounts to provide better service and drive demand creation through joint sales calls with our partners. Also during fiscal 2000, we launched our third generation technology, the Crossroads 4x50 line of high-performance intelligent routers that enable companies to realize the benefits of managing their mission critical data using applications such as Server-free backup and LAN-free backup while protecting the investments made in their current enterprise systems. Our 4x50 line accounted for approximately 17% of our product revenue during fiscal 2000.

     Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue decreased 76.7% from $279,000 in fiscal 1998 to $65,000 in fiscal 1999, and increased 764.8% to $562,000 in fiscal 2000.
The increase in fiscal 2000 was primarily due to the license of a product design and royalties.

     Cost of revenue and gross margin. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $2,000, $133,000 and $288,000 during fiscal 1998, 1999 and 2000, respectively, increased 473% from $1.9 million in fiscal 1998 to $10.9 million in fiscal 1999, and increased 71.9% to $ 18.8 million in fiscal 2000. These increases were primarily due to increases in unit sales volume and a corresponding increase in costs related to manufacturing. Gross profit, net of stock-based compensation, increased 514.6% from $1.3 million in fiscal 1998 to $8.0 million in fiscal 1999, and 78.4% to $14.2 million in fiscal 2000. The increase was primarily due to increased product revenue in each of these periods. Gross margin increased from 40.5% in fiscal 1998 to 42.2% in fiscal 1999, and increased to 43.1% in fiscal 2000. The increase in gross profit resulted from a favorable customer and product mix in addition to the benefits of moving our final assembly and test operations to an in-house facility.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. During June 2000, Crossroads recorded approximately $3.8 million of stock-based compensation in connection with accelerating the vesting of certain stock options previously granted to our vice president of sales, who departed effective June 2, 2000. Sales and marketing expenses, net of stock-based compensation of $30,000, $372,000 and $4.4 million during fiscal 1998, 1999 and 2000, respectively, increased 77.4% from $2.5 million in fiscal 1998 to $4.4 million in fiscal 1999, and increased 163.9% to $11.6 million in fiscal 2000. The increases in sales and marketing expenses in fiscal 1999 and 2000 were primarily due to the hiring of additional sales and marketing personnel resulting in approximately $2.3 million and $2.8 million of increased compensation expense, respectively, including increased commissions commensurate with greater sales. Sales and marketing personnel totaled 16, 46 and 56 at October 31, 1998, 1999 and 2000, respectively. As a percentage of total revenue, sales and marketing expenses, net of stock-based compensation, decreased from 77.4% in fiscal 1998 to 23.3% in fiscal 1999 and increased to 35.2% in fiscal 2000. We anticipate that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of total revenue, due to the planned expansion of our sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

     Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of stock based compensation of $6,000, $280,000 and $528,000 during fiscal 1998, 1999 and 2000, respectively, increased 127.9% from $2.3 million in fiscal 1998 to $5.3 million in fiscal 1999, and increased 139.4% to $12.6 million in fiscal 2000. The increases in research and development expenses in fiscal 1999 and 2000 were primarily due to the hiring of additional research and development personnel resulting in approximately $2.0 and $3.5 million of increased compensation expense, respectively. Research and development personnel totaled 22, 58 and 89 at October 31, 1998, 1999 and 2000. The increase in fiscal 2000 was also due in part to increased prototyping costs of approximately $500,000 related to the development of our 4x50 product line, increased consulting expenses of approximately $400,000 and approximately $1.1 million of increased depreciation expense. As a percentage of total revenue, research and development expenses, net of stock-based compensation, decreased from 72.1% in fiscal 1998 to 27.8% in fiscal 1999, and increased to 38.2% in fiscal 2000. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. During fiscal 2000, we recorded approximately $22 million in stock-based compensation in connection with the transition of our president and chief operating officer from Mr. Moore to Mr. Sanders resulting from approximately $16.5 million of stock-based compensation recorded in connection with accelerating the vesting of certain stock options previously granted to Mr. Moore and approximately $5.0 million in stock-based compensation associated with Mr. Sanders' options. General and administrative expenses, net of stock-based compensation of $3,000, $420,000 and $22.5 million during fiscal 1998, 1999 and 2000, respectively, increased 37.0% from $1.9 million in fiscal 1998 to $2.6 million in fiscal 1999, and increased 236.4% to $8.7 million in fiscal 2000. The increases in general and administrative expenses in fiscal 1998, 1999 and 2000 were primarily due to the hiring of administrative personnel resulting in approximately $240,000, $770,000 and $2.0 million of increased compensation expense, respectively. These additions were necessary to manage and support the growth in our business as a public company. General and administrative personnel totaled 11, 27 and 41 at October 31, 1998, 1999 and 2000. In addition, during fiscal 2000, we incurred one-time expenses totaling approximately $500,000 related to the transition from Mr. Moore to Mr. Sanders as president and chief operating officer, and the relocation of our corporate headquarters. Legal costs associated with patent infringement and class action shareholder lawsuits totaled approximately $1.4 million during fiscal 2000. As a percentage of total revenue, general and administrative expenses decreased from 59.1% in fiscal 1998 to 13.7% in fiscal 1999, and increased to 26.4% in fiscal 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate growth, add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

     Other income, net. Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was $82,000, $319,600 and $4.2 million during fiscal 1998, 1999 and 2000, respectively, representing 2.6%, 1.7% and 12.8% of total revenues, respectively. The increase in other income, net in fiscal 2000 was primarily due to increased cash, cash equivalents and short-term investment balances resulting from the proceeds from our initial public offering in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity at October 31, 2000 consisted of $42.4 million in cash and cash equivalents, $17.6 million in short-term investments. At October 31, 2000, we had a bank credit facility, which includes a revolving line of credit providing borrowings up to the lesser of (a) $2.5 million or (b) 80% of eligible accounts receivable plus 25% of eligible inventories; and an equipment loan agreement providing for financing of up to $1.9 million. In November 2000, we extended the line of credit arrangement and the equipment line through December 2000, and we are currently negotiating to extend this credit facility. The line of credit and equipment loan agreement contain provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. As of October 31, 2000, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding (see Note 4 to the Consolidated Financial Statements).

     In February 2000, we entered into a $1.0 million letter of credit in connection with the lease requirements of our new facility.

     During fiscal 1998, cash utilized for operating activities was $5.8 million, compared to $5.3 million in fiscal 1999 and $9.7 million in fiscal 2000. The increase in net cash utilized in fiscal 2000 reflected increased losses from operations and working capital required to fund the expansion of our operations.

     During fiscal 1998, cash utilized for investing activities was $3.2 million, compared to $20.1 million in fiscal 1999 and $7.4 million in fiscal 2000. The decrease in net cash utilized in fiscal 2000 reflected the maturity of held-to-maturity investments, net of purchases, of $1.9 million, and cash acquired from business acquisitions, net of cash payments, of $1.0 million.

     Capital expenditures were $956,000, $2.3 million and $10.7 million in fiscal 1998, 1999 and 2000, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our business expansion. We anticipate additional capital expenditures through fiscal 2001 of approximately $10.6 million to continue funding our purchase of a new enterprise resource planning system; leasehold improvements; costs associated with the transition to an in-house facility of the final assembly and test portions of our manufacturing process, including modification to our facilities and test and other manufacturing equipment; and equipment and software to support our projected growth in personnel.

     During fiscal 1998, cash provided by financing activities was $4.6 million, compared to $85.1 million in fiscal 1999 and cash utilized for financing activities of $1.7 million in fiscal 2000. The increase in cash utilized in fiscal 2000 reflected the payment of our existing debt of $2.4 million in December 1999 in addition to $1.0 million in proceeds from issuance of common stock pursuant to option exercises. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which amount includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August 1999), product sales and, to a lesser extent, bank debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, or FASB, issued, Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not currently engage or plan to engage in hedging activities or intend to own or plan to purchase any derivative instruments.

     In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion 25" ("Interpretation No. 44"), which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the financial position or the results of operations.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. As of this date, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations; however, it may require a portion of our fiscal year 2001 revenues to be deferred. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending October 31, 2001.

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

     We invest our cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

     Interest income on our investments is carried in "Other income, net." We account for our investment instruments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as held to maturity under SFAS 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of 90 days, we intend to liquidate such securities within one year. The weighted-average interest on investment securities at October 31, 2000 was 6.63%. The fair value of securities held at October 31, 2000 was $55.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in Part IV Item 14 (a)(1) and (2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth, as of December 31, 2000, certain information concerning our executive officers:

  NAME                                           AGE                   POSITION(s)
  ----                                           ---                   -----------
  Brian R. Smith...........................       35  Chief Executive Officer and Chairman of the Board of Directors
  Larry Sanders............................       54  President and Chief Operating Officer
  Reagan Y. Sakai..........................       41  Vice President, Chief Financial Officer, Secretary and Treasurer
  Phillip R. Bell..........................       45  Vice President of Worldwide Sales and Support
  John R. Middleton........................       43  Vice President of Engineering
  Patricia E. Prince.......................       36  Vice President and Corporate Counsel
  Robert C. Sims...........................       33  Vice President of Operations and Quality
  Allen R. Sockwell........................       40  Vice President of Human Resources


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

     LARRY SANDERS has served as our President and Chief Operating Officer since February 2000. High technology marketing, sales and management form the core of his experience. Before Crossroads, he was the President and Chief Executive Officer of Fujitsu Computer Products of America, where he was responsible for the strategic direction and management of the company's sales, marketing, research, development and manufacturing operations. While at Fujitsu Computer Products, he successfully re-engineered the organization and spearheaded its move toward becoming a leading global supplier of storage and imaging products. He began his career in the high technology industry with IBM where he held several sales and marketing management positions over 12 years. From IBM, he moved on to Lockheed's Anaheim-based subsidiary, CalComp, a computer graphics peripherals manufacturer and distributor that marketed more than 100 products internationally. At CalComp, he held a number of senior management positions, eventually serving as Group President. Immediately prior to joining Fujitsu, he worked for Conner Peripherals, a $2.5 billion manufacturer of hard disk drives and other peripheral storage devices. As the vice president of Far East sales and then vice president of international sales, he led the entire sales, marketing and support organization in the Far East and Europe.

     REAGAN Y. SAKAI has served as our Vice President, Chief Financial Officer, Secretary and Treasurer since May 1999. From August 1996 to April 1999, he served as the Director of Corporate Finance and as Division Controller of the Eagle Product Division at Exabyte, a public data storage company. From April 1994 to July 1996, he served as Director of Corporate Financial Planning and Analysis at Maxtor, a disk drive company. He also worked extensively on corporate cost reductions and strategic merger and acquisitions analyses. Sakai managed and directed all treasury activities at McDATA Corporation including planning, forecasting, product line analyses, risk management, and external financial relationships & partnerships. At StorageTek Corporation, he managed the International Business Planning group responsible for the financial planning & analysis for 8 foreign subsidiaries and 3 distributor groups. Mr. Sakai holds a B.S. in finance and an M.B.A., both from the University of Colorado.

     PHILLIP R. BELL will serve as our Vice President of Worldwide Sales and Support beginning January 15, 2001. With more than 20 years experience, Bell comes to Crossroads from Dell Computer Corporation where he served from November 1999 to December 2000 as Vice President of Sales for Large Corporate Accounts and as Director of Sales & Service for the Internet Partner Division. From February 1999 to November 1999, Mr. Bell served as an independent consultant for Lucent's new venture group and Bell Labs on a planned independent venture. From December 1997 to February 1999, Mr. Bell served as Vice President, Worldwide Sales & Service with Integrated Systems, Inc. Prior to this, he held a number of vice president and management positions at Structural Dynamics and with AT&T. He holds a bachelor's degree in business administration from Rutgers College.

     JOHN R. MIDDLETON has served as our Vice President of Engineering since July 1999. From February 1997 to July 1999, Mr. Middleton served as our Senior Director of Engineering. From November 1995 to January 1997, Mr. Middleton served as an Engineering Manager at Compaq, where he managed the development of LAN switches and hubs. From July 1992 to November 1995, he served as an Engineering Manager at Thomas-Conrad Corporation, a networking company, and was responsible for Ethernet, token ring and FDDI products. At KMW Systems (later acquired by Andrew Corporation), he led development of IBM I/O channel products, as well as token ring networking products. Prior to that, held various engineering positions at Datapoint, Corp. developing processors and I/O interfaces. Mr. Middleton holds a B.S.E.E. from the University of Texas at Austin.

     ALLEN R. SOCKWELL joined us as our Vice President of Human Resources in September 1999. From October 1998 to August 1999, Mr. Sockwell served as Vice President of Human Resources, and from February 1996 to October 1998 as Director of Human Resources, at Compaq, where he managed human resources activities for Compaq's global supply chain management and manufacturing operations. From June 1982 to February 1996, Mr. Sockwell was employed by IBM where he last served as Manager of Human Resources for a semiconductor design and fabrication facility. Mr. Sockwell holds a B.S. in general management from Purdue University.

     ROBERT C. SIMS has served as our Vice President of Operations and Quality Control since July 2000. From March 1999 to July 2000, Mr. Sims served as our Director of Operations. Prior to joining Crossroads, he managed the advanced manufacturing and product test organizations at Kentek Corp., developing high-speed back office printers. From 1990 to 1998, Sims was with Exabyte where he last served as manager of the manufacturing engineering and quality organizations for the high-end tape drive division. Sims holds a bachelor's in electrical engineering from Colorado State University.

     PATRICIA E. PRINCE has served as our Vice President and Corporate Counsel since July 2000. From October 1999 to July 2000, Ms. Prince served as our General Counsel. Prior to joining Crossroads, she served as the general counsel for Dazel Corp. from 1996 to May 1999, when it was acquired by Hewlett Packard. From 1994 to 1996, she was with Tadpole Technology, Inc., a wholly owned subsidiary of Tadpole Technology Plc, a listed corporation on the London Stock Exchange. At Tadpole, she last served as counsel for the designer and manufacturer of portable, mobile computing solutions for professional markets. Prince is licensed to practice law in New York and Connecticut and holds a bachelor's degree from Indiana University and a J.D. from Pace University.

     Further information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned "Matters to be Considered at Annual Meeting--Proposal One: Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned "Executive Compensation and Other Information" and "Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to our Proxy Statement under the section captioned "Ownership of Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to our Proxy Statement under the section captioned "Certain Transactions."

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Form 10-K:

        1. Consolidated Financial Statements. The following consolidated financial statements of Crossroads Systems, Inc. are filed as a part of this Form 10-K on the pages indicated:

                                                                                                             PAGE
                                                                                                             ----
Report of Independent Accountants.........................................................................    F-1
Consolidated Balance Sheets as of October 31, 1999 and 2000...............................................    F-2
Consolidated Statements of Operations for each of the three years in the period ended October 31, 2000....    F-3
Consolidated  Statements of Changes in Stockholders' (Deficit) Equity for each of the three years in the
   period ended October 31, 2000..........................................................................    F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2000....    F-5
Notes to Consolidated Financial Statements................................................................    F-6


        2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of Crossroads Systems, Inc. is filed as a part of this Form 10-K on the pages indicated:

                                                                                                             PAGE
                                                                                                             ----
Report of Independent Accountants.........................................................................    S-1
Schedule II - Valuation and Qualifying Accounts...........................................................    S-2


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

10.3* Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement and incorporated herein by reference)

10.4* Fourth Amended and Restated Investors Rights Agreement dated August 6, 1999 by and among Registrant and certain purchasers of Registrant's preferred stock (filed as Exhibit 10.4 to the IPO Registration Statement and incorporated herein by reference)

EXHIBIT
NUMBER       DESCRIPTION

10.5*+ OEM Agreement dated April 23, 1998 by and between Registrant and Storage Technology Corporation (filed as Exhibit 10.5 to the IPO Registration Statement and incorporated herein by reference)

10.6* Form of Stock Pledge Agreement by and between Registrant and both of Reagan Y. Sakai and John R. Middleton (filed as Exhibit 10.12 to the IPO Registration Statement and incorporated herein by reference)

10.7* Form of Note Secured by Stock Pledge Agreement issued to Registrant by both of Reagan Y. Sakai and John R. Middleton (filed as Exhibit
             10.13 to the IPO Registration Statement and incorporated herein by reference)

10.8* Amended and Restated Loan and Security Agreement dated August 17, 1999 by and between Registrant and Silicon Valley Bank (filed as
             Exhibit 10.14 to the IPO Registration Statement and incorporated herein by reference)

10.9 Loan Modification Agreement dated August 30, 2000 by and between Registrant and Silicon Valley Bank

10.10* Office Building Lease dated October 8, 1999 by and between Registrant and Maplewood Associates, L.P. (filed as Exhibit 10.15 to the IPO Registration Statement and incorporated herein by reference)

10.11* CP4200 License Agreement dated April 15, 1998 by and between Registrant and Hewlett-Packard Company (filed as Exhibit 10.16 to the IPO Registration Statement and incorporated herein by reference)

10.12 Letter Agreement dated February 22, 2000 by and between Registrant and James Moore

10.13 Letter Agreement dated February 28, 2000 by and between Registrant and Larry Sanders

10.14 Letter Agreement dated May 22, 2000 by and between Registrant and Robert F. LiVolsi

21.1         List of Principal Subsidiaries of the Registrant

23.1         Consent of PricewaterhouseCoopers LLP

24.1 Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K


*    Incorporated herein by reference to the indicated filing

+    Confidential treatment previously granted

    (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

        None.

                                   SIGNATURES


    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CROSSROADS SYSTEMS, INC.

                                            By:   /s/ Brian R. Smith
                                               ---------------------------------
                                               Brian R. Smith,
                                               Chief Executive Officer


                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Brian R. Smith and Reagan Y. Sakai, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                              TITLE                                        DATE
----                                              -----                                        ----
            /s/ BRIAN R. SMITH                    Chief Executive Officer and Chairman of      January 12, 2001
--------------------------------------------         the Board (principal executive officer)
Brian R. Smith

            /s/ REAGAN Y. SAKAI                   Chief Financial Officer (principal           January 12, 2001
--------------------------------------------         financial and accounting officer)
Reagan Y. Sakai

            /s/ RICHARD D. EYESTONE               Director                                     January 12, 2001
--------------------------------------------
Richard D. Eyestone

            /s/ DAVID L. RIEGEL                   Director                                     January 12, 2001
--------------------------------------------
David L. Riegel

            /s/ MORTON L. TOPFER                  Director                                     January 12, 2001
--------------------------------------------
Morton L. Topfer

            /s/ WILLIAM P. WOOD                   Director                                     January 12, 2001
--------------------------------------------
William P. Wood

            /s/ PAUL S. ZITO                      Director                                     January 12, 2001
--------------------------------------------
Paul S. Zito

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Crossroads Systems, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows present fairly, in all material respects, the financial position of Crossroads Systems, Inc. and its Subsidiaries at October 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PRICEWATERHOUSECOOPERS LLP

Austin, Texas
November 28, 2000

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                                               OCTOBER 31,
                                                                                                        ------------------------
                                                                                                          1999             2000
                                                                                                        ---------      ---------
Current assets:
  Cash and cash equivalents .......................................................................     $  61,320      $  42,447
  Short-term investments ..........................................................................        19,500         17,591
                                                                                                        ---------      ---------
      Total cash, cash equivalents and short-term investments .....................................        80,820         60,038
  Accounts receivable, net of allowance for doubtful
     accounts of $95 and $231, respectively .......................................................         3,654          5,590
  Inventories, net ................................................................................         3,278          3,918
  Prepaids and other current assets ...............................................................           933          2,037
                                                                                                        ---------      ---------
          Total current assets ....................................................................        88,685         71,583
Note receivable from related party, net ...........................................................           154            159
Property and equipment, net .......................................................................         2,273         10,062
Intangibles, net ..................................................................................            --         35,686
Other assets ......................................................................................           618            558
                                                                                                        ---------      ---------
          Total assets ............................................................................     $  91,730      $ 118,048
                                                                                                        =========      =========

                             LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                                               STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................................................     $   3,328      $   4,852
  Accrued expenses ................................................................................           735          2,933
  Accrued warranty costs ..........................................................................           309            414
  Deferred revenue ................................................................................           117          1,097
  Current portion of long-term debt ...............................................................         1,031             --
                                                                                                        ---------      ---------
        Total current liabilities .................................................................         5,520          9,296
Long-term debt, net of current portion ............................................................         1,325             --
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value, 25,000,000
   shares authorized, none designated, and none issued and outstanding ............................            --             --
Stockholders' equity:
Common stock, $.001 par value, 175,000,000 shares authorized,
   26,549,919 and 27,690,673 shares issued and outstanding, respectively ..........................            27             28
Additional paid-in capital ........................................................................       102,461        183,390
Deferred stock-based compensation .................................................................        (3,718)        (9,734)
Notes receivable from stockholders ................................................................          (463)          (249)
Accumulated deficit ...............................................................................       (13,420)       (64,448)
Treasury stock at cost (22,500 and 405,961 shares, respectively) ..................................            (2)          (235)
                                                                                                        ---------      ---------
          Total stockholders' equity ..............................................................        84,885        108,752
                                                                                                        ---------      ---------
          Total liabilities, redeemable convertible preferred
               stock and stockholders' equity .....................................................     $  91,730      $ 118,048
                                                                                                        =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           YEARS ENDED OCTOBER 31,
                                                              ------------------------------------------------
                                                                  1998              1999              2000
                                                              ------------      ------------      ------------
Revenue:
  Product revenue .......................................     $      2,930      $     18,859      $     32,486
  Other revenue .........................................              279                65               562
                                                              ------------      ------------      ------------
          Total revenue .................................            3,209            18,924            33,048
Cost of revenue (including stock-based compensation
     expense of $2, $133 and $288, respectively) ........            1,913            11,079            19,104
                                                              ------------      ------------      ------------
Gross profit ............................................            1,296             7,845            13,944
                                                              ------------      ------------      ------------
Operating expenses:
  Sales and marketing (including stock-based compensation
     expense of $30, $372 and $4,373, respectively) .....            2,491             4,781            16,007
  Research and development (including stock-based
     compensation expense of $6, $280 and
     $528, respectively) ................................            2,342             5,551            13,143
  General and administrative (including stock-based
     compensation expense of $3, $420 and
     $22,501, respectively) .............................            1,899             3,017            31,242
  Amortization of intangibles ...........................               --                --             8,808
                                                              ------------      ------------      ------------
          Total operating expenses ......................            6,732            13,349            69,200
                                                              ------------      ------------      ------------
Loss from operations ....................................           (5,436)           (5,504)          (55,256)
Other income (expense):
  Interest income .......................................              183               433             4,347
  Interest expense ......................................              (65)             (122)              (37)
  Other income (expense) ................................              (36)                8               (82)
                                                              ------------      ------------      ------------
     Other income, net ..................................               82               319             4,228
                                                              ------------      ------------      ------------
Net loss ................................................           (5,354)           (5,185)          (51,028)
Accretion on redeemable convertible
  preferred stock .......................................             (196)             (247)               --
                                                              ------------      ------------      ------------
Net loss attributable to common stock ...................     $     (5,550)     $     (5,432)     $    (51,028)
                                                              ============      ============      ============
Basic and diluted net loss per share ....................     $      (0.90)     $      (0.74)     $      (1.93)
                                                              ============      ============      ============
Shares used in computing basic and
  diluted net loss per share ............................        6,146,115         7,377,984        26,466,601
                                                              ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK           ADDITIONAL       DEFERRED
                                   -------------------------      PAID-IN       STOCK-BASED
                                     SHARES         AMOUNT        CAPITAL       COMPENSATION
                                   ----------     ----------     ----------     ------------
Balance at November 1, 1997 ..      6,000,000     $        6     $       --      $       --
  Issuance of common stock
    upon exercise of stock
    options ..................        378,468             --             39              --
  Purchase of treasury
    stock ....................             --             --             --              --
  Stock-based compensation ...             --             --            229            (188)
  Accretion on redeemable
    convertible preferred
    stock ....................             --             --           (196)             --
  Net loss ...................             --             --             --              --
                                   ----------     ----------     ----------      ----------
Balance at October 31, 1998 ..      6,378,468              6             72            (188)
  Issuance of common stock
    upon exercise of stock
    options ..................      2,534,112              3            753              --
  Stock-based compensation ...             --             --          4,735          (3,530)
  Accretion on redeemable
    convertible preferred
    stock ....................             --             --           (247)             --
  Conversion of redeemable
    convertible preferred
    stock ....................     13,599,839             14         30,920              --
  Initial public offering ....      4,037,500              4         66,228              --
  Accrued interest on notes
   receivable from
   stockholders ..............             --             --             --              --
  Net loss ...................             --             --             --              --
                                   ----------     ----------     ----------      ----------
Balance at October 31, 1999 ..     26,549,919             27        102,461          (3,718)
  Issuance of common stock
    upon exercise of stock
    options ..................        662,791              1             95              --
  Issuance of common stock
    for purchase
    acquisitions .............        428,625             --         46,373              --
  Issuance of common stock for
    employee stock purchase
    plan .....................         49,338             --            755              --
  Purchase of treasury
    stock ....................             --             --             --              --
  Stock-based compensation ...             --             --         33,706          (6,016)
  Payments on notes receivable
    from stockholders ........             --             --             --              --
  Accrued interest on notes
    receivable from
    stockholders .............             --             --             --              --
  Net loss ...................             --             --             --              --
                                   ----------     ----------     ----------      ----------
Balance at October 31, 2000 ..     27,690,673     $       28     $  183,390      $   (9,734)
                                   ==========     ==========     ==========      ==========

                                      NOTES
                                   RECEIVABLE                                      TOTAL
                                      FROM        ACCUMULATED     TREASURY     STOCKHOLDERS'
                                  STOCKHOLDERS      DEFICIT        STOCK      (DEFICIT) EQUITY
                                  ------------    -----------    ----------   ----------------
Balance at November 1, 1997 ..     $       --     $   (2,881)    $       --      $   (2,875)
  Issuance of common stock
    upon exercise of stock
    options ..................             --             --             --              39
  Purchase of treasury
    stock ....................             --             --             (2)             (2)
  Stock-based compensation ...             --             --             --              41
  Accretion on redeemable
    convertible preferred
    stock ....................             --             --             --            (196)
  Net loss ...................             --         (5,354)            --          (5,354)
                                   ----------     ----------     ----------      ----------
Balance at October 31, 1998 ..             --         (8,235)            (2)         (8,347)
  Issuance of common stock
    upon exercise of stock
    options ..................           (447)            --             --             309
  Stock-based compensation ...             --             --             --           1,205
  Accretion on redeemable
    convertible preferred
    stock ....................             --             --             --            (247)
  Conversion of redeemable
    convertible preferred
    stock ....................             --             --             --          30,934
  Initial public offering ....             --             --             --          66,232
  Accrued interest on notes
   receivable from
   stockholders ..............            (16)            --             --             (16)
  Net loss ...................             --         (5,185)            --          (5,185)
                                   ----------     ----------     ----------      ----------
Balance at October 31, 1999 ..           (463)       (13,420)            (2)         84,885
  Issuance of common stock
    upon exercise of stock
    options ..................             --             --             --              96
  Issuance of common stock
    for purchase
    acquisitions .............             --             --             --          46,373
  Issuance of common stock for
    employee stock purchase
    plan .....................             --             --             --             755
  Purchase of treasury
    stock ....................             --             --           (233)           (233)
  Stock-based compensation ...             --             --             --          27,690
  Payments on notes receivable
    from stockholders ........            235             --             --             235
  Accrued interest on notes
    receivable from
    stockholders .............            (21)            --             --             (21)
  Net loss ...................             --        (51,028)            --         (51,028)
                                   ----------     ----------     ----------      ----------
Balance at October 31, 2000 ..     $     (249)    $  (64,448)    $     (235)     $  108,752
                                   ==========     ==========     ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED OCTOBER 31,
                                                                      ------------------------------------
                                                                        1998          1999          2000
                                                                      --------      --------      --------
Cash flows from operating activities:
  Net loss ......................................................     $ (5,354)     $ (5,185)     $(51,028)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation ................................................          471           971         2,942
    Amortization of intangibles .................................           --            --         8,808
    Stock-based compensation ....................................           41         1,205        27,690
    Loss on disposal of property and equipment ..................          136             9            --
    Provision for doubtful accounts receivable ..................            6            81           136
    Provision for excess and obsolete inventory .................           35           296         1,758
    Changes in assets and liabilities:
      Accounts receivable .......................................         (559)       (2,829)       (1,664)
      Inventories ...............................................         (734)       (2,678)       (2,006)
      Prepaids and other assets .................................         (130)         (703)         (978)
      Accounts payable ..........................................          239         2,453         1,505
      Accrued expenses ..........................................           40           906         2,047
      Accrued warranty expenses .................................           --            --           105
      Deferred revenue and other ................................           (7)          138           994
                                                                      --------      --------      --------
        Net cash used in operating activities ...................       (5,816)       (5,336)       (9,691)
                                                                      --------      --------      --------
Cash flows from investing activities:
  Purchase of property and equipment ............................         (956)       (2,306)      (10,653)
  Cash acquired, net of payments for business acquisitions ......           --            --         1,013
  Proceeds from sale of property and equipment ..................           13            21            --
  Purchase of held-to-maturity investments ......................       (2,239)      (19,500)      (17,591)
  Maturity of held-to-maturity investments ......................           --         2,239        19,500
  Payment of note receivable from related party .................           --          (100)          226
  Other assets ..................................................           17          (456)           60
                                                                      --------      --------      --------
        Net cash used in investing activities ...................       (3,165)      (20,102)       (7,445)
                                                                      --------      --------      --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ........................           39           309           851
  Proceeds from initial public offering .........................           --        72,675            --
  Costs associated with initial public offering .................           --        (6,443)          (40)
  Proceeds from issuance of preferred stock, net of
    issuance costs ..............................................        3,965        17,249            --
  Purchase of treasury stock ....................................           (2)           --          (233)
  Borrowings under long-term debt agreements ....................          852         1,750            --
  Repayment of long-term indebtedness ...........................         (241)         (477)       (2,356)
  Other .........................................................           --            --            41
                                                                      --------      --------      --------
        Net cash provided by (used in) financing activities .....        4,613        85,063        (1,737)
                                                                      --------      --------      --------
Net increase (decrease) in cash and cash equivalents ............       (4,368)       59,625       (18,873)
Cash and cash equivalents, beginning of period ..................        6,063         1,695        61,320
                                                                      --------      --------      --------
Cash and cash equivalents, end of period ........................     $  1,695      $ 61,320      $ 42,447
                                                                      ========      ========      ========
Supplemental disclosure of non-cash investing and
  financing activities:
  The Company purchased all of the assets of Polaris
    Communications, Inc. during fiscal year 2000. Assets
    acquired and liabilities assumed were as follows:
    Fair value of assets acquired ...............................     $     --      $     --      $ 46,751
    Liabilities assumed .........................................           --            --          (171)
  Stock issued in connection with the acquisition ...............           --            --       (44,483)
  Options issued in connection with the acquisition .............           --            --        (1,890)
                                                                      --------      --------      --------
  Cash payments for acquisition of Polaris ......................     $     --      $     --      $    207
                                                                      ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1. ORGANIZATION AND BUSINESS:

    Headquartered in Austin, Texas, Crossroads Systems, Inc. ("Crossroads" or the "Company"), a Delaware corporation, is the leading provider of enterprise data center routing solutions for open system storage area networks ("SANs") including S/390 connections. Crossroads sells its products and services primarily to leading storage system and server original equipment manufacturers, distributors, resellers, system integrators and storage service providers. The Company is organized and operates as one business segment.

    Crossroads completed the acquisition of Polaris Communications, Inc. ("Polaris") during the second quarter of fiscal 2000. This acquisition was accounted for under the purchase method of accounting (Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Fiscal Year

    During 1999, the Company changed its fiscal year-end from December 31 to October 31. The Company's consolidated financial statements have been restated for all periods presented to reflect this change. This change did not have a material impact on Crossroads' financial statements for all periods presented.

         Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. See Note 3 for information regarding the acquisition of Polaris. All inter-company transactions and balances have been eliminated in consolidation.

         Use of Estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and such differences may be material to the financial statements.

         Cash and Cash Equivalents

    Cash and cash equivalents consist of cash on hand and on deposit. All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents consist primarily of cash deposited in money market accounts and high-grade commercial paper. Cash equivalents totaled $59.8 and $41.2 million at October 31, 1999 and 2000, respectively. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $1.0 million, which is secured by a $1.0 million certificate of deposit. While the Company's cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed insured limits. The Company has not experienced any losses in such accounts.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


         Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

    Inventories consist of the following:

                                                                          OCTOBER 31,
                                                                      --------------------
                                                                       1999         2000
                                                                      -------      -------
     Raw materials ..............................................     $ 2,577      $ 4,154
     Work-in-process ............................................          --          183
     Finished goods .............................................       1,032        1,670
                                                                      -------      -------
                                                                        3,609        6,007
          Less: Allowance for excess and obsolete inventory .....        (331)      (2,089)
                                                                      -------      -------
                                                                      $ 3,278      $ 3,918
                                                                      =======      =======


         Concentrations

    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments and accounts receivable. The Company invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity.

    The Company's sales are primarily concentrated in the United States and are primarily derived from sales to original equipment manufacturers in the computer storage and server industry. The Company had trade accounts receivable from four customers, which comprised approximately 72% and 51% of total trade accounts receivable at October 31, 1999 and 2000, respectively. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses and product sales returns.

    The Company's products are concentrated in the storage area network industry that is highly competitive and subject to rapid technological change. The Company's supplier arrangement for the production of certain vital components of its storage routers is concentrated with a small number of key suppliers. Revenue is concentrated with several major customers. The loss of a major customer, a change of suppliers or significant technological change in the industry could affect operating results adversely.

    The percentage of sales to significant customers was as follows:

                                                  YEAR ENDED OCTOBER 31,
                                               ---------------------------
                                               1998        1999       2000
                                               ----        ----       ----
  Customer A...........................         20%         36%        33%
  Customer B...........................         14%         36%        21%
  Customer C...........................         25%          4%         7%
  Customer D...........................         16%          3%         6%


      The level of sales to any customer may vary from quarter to quarter. However, the Company expects that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company's financial condition or results of operations. In July 2000, Crossroads recorded a $1.3 million write-down of inventory resulting from StorageTek Technology Corporation's ("StorageTek") shift in demand to the Company's newer products and Compaq Computer Corporation's ("Compaq") plan to transition out of the Company's 4100/4200 router solutions and replace them with its own solution.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

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

    Property and equipment consist of the following:

                                                                       OCTOBER 31,
                                                                 ----------------------
                                                                   1999          2000
                                                                 --------      --------
     Equipment .............................................     $  3,536      $ 12,013
     Furniture and fixtures ................................          146         1,911
     Leasehold improvements ................................          245           916
                                                                 --------      --------
                                                                    3,927        14,840
     Less: accumulated depreciation and amortization .......       (1,654)       (4,778)
                                                                 --------      --------
                                                                 $  2,273      $ 10,062
                                                                 ========      ========


         Goodwill and Purchased Intangible Assets

    Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to fifteen years.

         Revenue Recognition

    Revenue from product sales to customers that do not have rights of return, including product sales to original equipment manufacturers and certain distributors, resellers and system integrators, are recognized upon shipment. Sales and cost of sales related to customers that have rights of return are deferred and subsequently recognized upon sell-through to end-users. The Company provides for the estimated cost to repair or replace products under warranty and technical support costs when the related product revenue is recognized. Deferred revenues as of October 31, 1999 and 2000 were approximately $117 and $1,097, respectively.

         Advertising Costs

    The Company expenses all advertising costs as incurred.

         Stock-Based Compensation

    Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), which establishes a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


accordance with APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. Accordingly, pro forma disclosures that are required under SFAS No. 123 are included in Note 8.

         Income Taxes

    The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recorded no income tax expense during the years ended October 31, 1998, 1999, and 2000. The Company has provided a full valuation allowance because the realization of tax benefits associated with net operating loss carry-forwards is not considered more likely than not.

         Computation of Net Loss Per Share

    The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," ("SFAS No. 128") for all periods presented. SFAS No. 128 was adopted by the Company beginning January 1, 1998. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net income (loss) per common share as if such stock had been outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

    In accordance with SFAS No. 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, less shares subject to repurchase. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution, includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common shares associated with the Company's employee stock purchase program; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should the Company enter into such transactions.

    The Company has excluded all redeemable convertible preferred stock, up until the date of their conversion, and all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 13,556,157, 15,103,255, and 4,653,318 for the years ended October 31, 1998,
1999 and 2000, respectively.

         Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 was adopted by Crossroads beginning on November 1, 1997. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The Company has had no items of comprehensive income for each of the three years presented and accordingly, comprehensive loss for all periods presented approximated net loss.

         Reportable Segments

    In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosures about operating segments,

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


products and services, geographical areas and major customers. The Company is organized and operates as one operating segment, the design, development, manufacturing, marketing and selling of Fibre Channel storage solutions for SAN's. Service revenues to date have not been significant. The Company operates principally in one geographic area, the United States. During fiscal 2000, the Company opened a sales office in the United Kingdom. Subsequent to October 31, 2000, the Company opened a sales office in Germany. Major customers are discussed above.

         Impairment of Long-Lived Assets

    The Company assesses long-lived assets for impairment under FASB's SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable based on the undiscounted cash flows of the businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows.

         Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," (SFAS No. 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not currently engage or plan to engage in hedging activities or intend to own or plan to purchase any derivative instruments.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion 25," ("Interpretation No. 44") which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the financial position or the results of operations.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 will be effective for all fiscal quarters of fiscal years beginning after December 15, 1999. The Company is currently in the process of evaluating SAB 101 and what effect it may have on its financial statements. As of this date, the Company has not determined whether SAB 101 will have a material impact on it financial position or results of operations; however, it may require a portion of the fiscal year 2001 revenues to be deferred. In the event that the implementation of SAB 101 requires the Company to report a change in accounting principles related to its revenue recognition policy, the Company would be required to report such change no later than the quarter ending October 31, 2001.

         Reclassifications

    Certain reclassifications have been made to prior year balances in order to conform to current year presentation.

3. ACQUISITION OF POLARIS:

    On March 21, 2000, Crossroads consummated its acquisition of Polaris. Polaris was a leading developer and marketer of S/390 mainframe communication interfaces and systems delivering increased connectivity and

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

    The purchase price was allocated to the assets acquired and liabilities assumed based on Crossroads' estimates of fair value. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company and consists of proven research and development, the in-place workforce and the installed customer base. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $41.3 million. The assigned values are being amortized on a straight-line basis. Amortization of intangibles totaled approximately $8.8 million for the fiscal year ended October 31, 2000.

    The Company's allocation of the purchase price and the resulting assigned values for the net assets acquired as of March 21, 2000 are as follows:

                                                              VALUE ASSIGNED     AMORTIZABLE
                                                              TO NET ASSETS         LIFE
                     BALANCE SHEET CATEGORY                      ACQUIRED          (YEARS)
               ------------------------------------------     --------------     -----------
               Intangible assets:
                 Proven research and development                 $  1,030           5 - 7
                 In-place workforce                                 1,800               4
                 Customer base                                        340              15
                 Goodwill                                          41,324               3
                                                                 --------
                                                                   44,494

                 Less: accumulated amortization                    (8,808)
                                                                 --------
               Intangible assets, net at October 31, 2000        $ 35,686
                                                                 ========
               Other assets, net of liabilities assumed          $  2,121
                                                                 ========


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

                                                   PRO FORMA
                                                   YEAR ENDED
                                                   OCTOBER 31,
                                             ----------------------
                                               1999          2000
                                             --------      --------
               Total revenue ...........     $ 21,255      $ 35,248
               Net loss ................     $(20,341)     $(62,652)
               Net loss per share ......     $  (2.60)     $  (2.33)


4. LINE OF CREDIT AND DEBT:

    At October 31, 2000, the Company had an unused line of credit of $2,500 and an equipment line of $1,900. The amount available for borrowings under the line of credit arrangement at any point in time is based upon eligible accounts receivable and inventory balances. Borrowings under the equipment line may be used to purchase general operating equipment. Interest accrues and is payable monthly on outstanding balances under these lines at the bank's prime rate (8.25% and 9.5% at October 31, 1999 and 2000, respectively). Outstanding borrowings under the equipment

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


line were $1.1 million and $0 at October 31, 1999 and 2000, respectively. The last draw date under the line of credit arrangement and the equipment line was in August 2000. In November 2000, the Company extended the line of credit arrangement and the equipment line through December 2000, and the Company is currently negotiating to extend the credit facility.

    At October 31, 1999, the Company had a term loan with a bank, the proceeds of which were used to finance equipment purchases. Borrowings outstanding under the term loan bear interest at the bank's prime rate plus 0.5% (8.75% at October 31, 1999) and were payable in equal monthly installments of principal and interest through April 2002.

    Borrowings under the line of credit and equipment line arrangements are collateralized by substantially all assets of the Company, excluding intellectual property. Under the provisions of these credit arrangements, the Company is prohibited from declaring or paying dividends. Additionally, the Company must meet certain quarterly minimum financial covenants, including minimum tangible net worth, liquidity ratio and profitability covenants. During certain quarters in 1999 and 2000, the Company was not in compliance with its profitability covenant.

    In December 1999, the Company paid off the remaining balance, principal plus accrued interest, under its existing term loan and equipment line.

5. COMMITMENTS AND CONTINGENCIES:

         Leases

    The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through January 31, 2006. Rental expense under these agreements was approximately $327, $466, and $1,611 for the years ended October 31, 1998, 1999, and 2000, respectively. In April 2000, Crossroads relocated its headquarters in accordance with an agreement to lease approximately 63,548 square feet of general office, laboratory, and administrative space in Austin, Texas. The term of the lease agreement is six years, from April 1, 2000 through March 31, 2006, and represents a lease commitment of $1.7 million per year for the first three years and $1.8 million per year, thereafter. In conjunction with entering into the lease agreement, Crossroads signed an unconditional, irrevocable letter of credit with a bank for $1.0 million, which is secured by a $1.0 million certificate of deposit.

    The minimum annual future rentals under the terms of these leases at October 31, 2000 are as follows:

               FISCAL YEAR
               -----------
                   2001 .........................................     $ 2,028
                   2002 .........................................       1,924
                   2003 .........................................       1,924
                   2004 .........................................       1,940
                   2005 .........................................       1,825
                   thereafter ...................................         758
                                                                      -------
                                                                      $10,399
                                                                      =======

         Legal Proceedings

    On March 31, 2000, Crossroads filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of its patents with some of their router products. The lawsuit was filed in United States District Court for the Western District of Texas, and the Company is seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. The Company has started the discovery process. Trial is currently scheduled to begin in the second half of 2001. Management intends to vigorously prosecute its claims. The Company believes it should ultimately prevail on this litigation. However, no assurance can be given as to the outcome of this action.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


    On April 14, 2000, Crossroads filed a lawsuit against Pathlight Technology, Inc. ("Pathlight") alleging that Pathlight has infringed one of its patents with their SAN Data Gateway Router. The lawsuit was filed in United States District Court for the Western District of Texas and the Company is seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. The Company has started the discovery process. Trial is currently scheduled to begin in the first half of 2001. Management intends to vigorously prosecute its claims. The Company believes it should ultimately prevail on this litigation. However, no assurance can be given as to the outcome of this action.

    On May 19, 2000, Chaparral filed a counter-suit against Crossroads alleging tortious interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that the Company has made statements that Chaparral has infringed the Company's patent rights and that these statements are false and defamatory. Given the overlapping allegations with the patent litigation, this case was transferred to the District Court for the Western District of Texas and consolidated with the aforementioned pending patent litigation. The complaints are at an early stage. Consequently, at this time it is not possible to predict whether the Company will incur any liability or to estimate its amount, if any.

    The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The Company intends to file a motion to dismiss the consolidated amended complaint once it has been filed. The Company believes that it has meritorious defenses to the lawsuit and intends to defend itself vigorously. However, no assurance can be given as to the outcome of this action. The inability of the Company to prevail in this action could have a material adverse effect on the Company's future business, financial condition and results of operations. At October 31, 2000, the Company has accrued $555 for estimated attorneys' fees to be incurred in the defense of this action.

         Other

    If the Company reduces or cancels production orders with its third party contract manufacturer, the Company may be required to reimburse its contract manufacturer for materials purchased on its behalf.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         Conversion

    All shares of the Company's redeemable convertible preferred stock were converted into common stock of the Company on October 19, 1999, the effective date of the Company's initial public offering, at the rate of 1.5 to 1.

         Authorized Shares

    The Company has the authority to issue 25,000,000 million shares of preferred stock, par value $.001 per share, subject to the designation of the board of directors. At October 31, 1999 and 2000, no shares of preferred stock were issued or outstanding.

7. STOCKHOLDERS' (DEFICIT) EQUITY:

         Amendment to Certificate of Incorporation and Stock Split

    On September 15, 1999, the Company's board of directors authorized the amendment of the Company's Certificate of Incorporation and changed the aggregate number of shares of capital stock authorized to be issued to 175,000,000 shares of common stock and 25,000,000 shares of preferred stock. The board of directors also

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

         Deferred Compensation

    In connection with the grant of certain stock options to employees and directors, the Company recorded deferred compensation aggregating $18.5 million in 1998, 1999, and 2000, representing the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable periods, generally four years. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. Of the total deferred compensation amount, approximately $8.8 million has been amortized as of October 31, 2000.

    On March 1, 2000, Crossroads announced that Larry Sanders was named president and chief operating officer of the Company. He succeeds Jim Moore, who retired effective March 3, 2000. The Company recorded approximately $16.5 million of stock-based compensation in connection with accelerating the vesting of certain stock options previously granted to Mr. Moore.

    During June 2000, Crossroads recorded approximately $3.8 million of stock-based compensation in connection with accelerating the vesting of certain stock options previously granted to the Company's vice president of sales, who departed effective June 2, 2000.

    The Company allocates stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                                      YEAR ENDED OCTOBER 31,
                                                 -------------------------------
                                                  1998        1999        2000
                                                 -------     -------     -------
    Cost of revenue ........................     $     2     $   133     $   288
    Sales and marketing ....................          30         372       4,373
    Research and development ...............           6         280         528
    General and administrative .............           3         420      22,501
                                                 -------     -------     -------
      Total stock-based compensation .......     $    41     $ 1,205     $27,690
                                                 =======     =======     =======


    The Company currently expects to amortize the remaining amounts of deferred stock-based compensation as of October 31, 2000 in the periods indicated (in thousands):

                                                          YEAR ENDED OCTOBER 31,
                                                 ---------------------------------------
                                                  2001       2002       2003       2004      TOTAL
                                                 ------     ------     ------     ------     ------
    Cost of revenue ........................     $  122     $   56     $   12        $--     $  190
    Sales and marketing ....................        156         81         14         --        251
    Research and development ...............        226        101         20         --        347
    General and administrative .............      5,535      2,378        943         90      8,946
                                                 ------     ------     ------     ------     ------
         Total stock-based compensation ....     $6,039     $2,616     $  989     $   90     $9,734
                                                 ======     ======     ======     ======     ======

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


8. STOCK INCENTIVE/PURCHASE PLANS:

         1999 Stock Incentive Plan

       The 1999 Stock Incentive Plan the ("1999 Plan") is the successor program to the Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan"). The 1999 Plan became effective in October 1999. At that time, all outstanding options under the 1996 Plan transferred to the 1999 Plan, and no further options will be granted under the 1996 Plan. The 1999 Plan has five separate programs:

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

        - the salary investment option grant program, under which the Company's executive officers and other highly compensated employees may be given the opportunity to apply a portion of their base salary each year to the acquisition of special below-market stock option grants;

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

    Stock appreciation rights may be issued to certain officers subject to
Section 16 of the Securities Exchange Act of 1934 under the discretionary option grant program. These rights will provide the holders with the election to surrender their outstanding options for a payment from us equal to the fair market value of the shares subject to the surrendered options less the exercise price payable for those shares. The Company may make the payment in cash or in shares of common stock. None of the options originally issued under the 1996 Plan have any stock appreciation rights.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


    The following table summarizes stock option activity under all of the Plans for all periods presented:

                                                                          YEAR ENDED OCTOBER 31,
                                       ---------------------------------------------------------------------------------------------
                                                 1998                             1999                               2000
                                       -------------------------        --------------------------         -------------------------
                                                       WEIGHTED                         WEIGHTED                           WEIGHTED
                                                       AVERAGE                          AVERAGE                            AVERAGE
                                                       EXERCISE                         EXERCISE                           EXERCISE
                                        SHARES          PRICE             SHARES         PRICE              SHARES          PRICE
                                       ---------      ----------        ----------      ----------         ---------      ----------
Outstanding at beginning
   of period .................         2,197,500      $     0.10         2,614,125      $     0.16         1,470,336      $      673
Granted ......................         1,273,500            0.25         1,590,646            6.48         2,820,895           45.72
Exercised ....................          (400,968)           0.10        (2,534,112)           0.30          (447,990)           0.63
Cancelled ....................          (455,907)           0.15          (200,322)           0.45          (425,725)          33.13
                                       ---------                         ---------                         ---------
Outstanding at end of
   period ....................         2,614,125      $     0.16         1,470,337      $     6.73         3,417,516      $    36.42
                                       =========                         =========                         =========
Options exercisable at the
   end of the period .........         2,614,125                         1,470,337                           841,371
                                       =========                         =========                         =========


    At October 31, 2000 the Company had the right to repurchase 213,605 shares of outstanding common stock issued upon exercise of stock options with a weighted average exercise price of $0.74.

    The Company has elected to follow the provisions prescribed by APB 25 and its related interpretations, for financial reporting purposes, whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense (see Note 7, Stockholders' (Deficit) Equity - Deferred Compensation).

    The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the Plan under the provisions of SFAS No. 123. Had compensation cost for the Plan been determined based upon the fair value at the grant date for employee awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been increased or decreased, respectively, to the following pro forma amounts:

                                                                           YEAR ENDED OCTOBER 31,
                                                                 ------------------------------------------
                                                                    1998            1999            2000
                                                                 ----------      ----------      ----------
Net loss attributable to common stock -- as reported .......     $   (5,550)     $   (5,432)     $  (51,027)
Net loss attributable to common stock -- pro forma .........     $   (5,598)     $   (5,625)     $  (24,909)
Basic and diluted net loss per share -- as reported ........     $    (0.90)     $    (0.74)     $    (1.93)
Basic and diluted net loss per share -- pro forma ..........     $    (0.91)     $    (0.76)     $    (0.94)

                                                                             YEAR ENDED OCTOBER 31,
                                                               -------------------------------------------------
                                                                   1998              1999              2000
                                                               -------------     -------------     -------------
Weighted average grant-date fair value of options granted:
  Exercise price equal to market price of stock on
    the grant date:
          Aggregate value ................................     $          38     $       3,933     $      68,757
                                                               =============     =============     =============
          Per share value ................................     $        0.04     $        6.65     $       33.48
                                                               =============     =============     =============
  Exercise price less than the market price of
    stock on the grant date:
          Aggregate value ................................     $         288     $       4,891     $      60,571
                                                               =============     =============     =============
          Per share value ................................     $        0.84     $        4.90     $       78.95
                                                               =============     =============     =============


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000: no dividend yield; risk-free interest rate of 5.71%, 5.57% and 6.07%; expected volatility of 0%, 109%, and 120%; expected lives of four years, respectively.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


    The following table summarizes information with respect to stock options outstanding under all plans at October 31, 2000:

                                                 OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                               --------------------------------------------------------       -----------------------------------
                                   NUMBER         WEIGHTED-AVERAGE     WEIGHTED-AVERAGE         NUMBER           WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES       OUTSTANDING        REMAINING YEARS       EXERCISE PRICE        EXERCISABLE         EXERCISE PRICE
----------------------------   -----------        ----------------     ----------------       -----------        ----------------
$  0.23 - $  0.23...........       53,302                  6.6            $    0.23               53,302            $    0.23
$  0.50 - $  0.50...........       78,668                  8.1            $    0.50               78,668            $    0.50
$  0.83 - $  1.00...........      161,522                  8.1            $    0.95              161,522            $    0.95
$  1.33 - $  1.33...........       69,779                  8.7            $    1.33               69,779            $    1.33
$  4.56 - $  5.00...........    1,053,740                  9.7            $    4.56                2,250            $    5.00
$  6.94 - $ 10.00...........      332,330                  9.4            $    8.63              148,550            $   10.00
$ 11.25 - $ 13.81...........       39,830                  9.8            $   13.20                   --            $      --
$ 18.00 - $ 25.25...........      335,925                  8.6            $   18.19              326,925            $   18.00
$ 39.88 - $ 39.88...........      481,670                  9.5            $   39.88                   --            $      --
$ 64.88 - $ 90.25...........      355,270                  9.3            $   84.80                  375            $   84.50
$103.25 - $142.75...........      455,480                  9.3            $  132.89                   --            $      --
                                ---------            ---------            ---------            ---------            ---------
$  0.23 - $142.75...........    3,417,516                  9.3            $   36.42              841,371            $    9.16
                                =========            =========            =========            =========            =========


    Options granted to non-employees are recorded at fair value in accordance with SFAS No. 123. These options were issued pursuant to the 1996 Plan and 1999 Plan and are reflected in the disclosures above. The Company granted 7,500, 0 and 5,000 options to non-employees for consulting services in fiscal 1998, 1999, and 2000 at a weighted average exercise price of $0.23, $0, and $6.94, respectively. In connection with the grant of the stock options to non-employees, the Company recorded deferred compensation during October 2000 aggregating approximately $35. The amortization associated with these options totaled approximately $4 during the fiscal year ended October 31, 2000.

    The 1999 Plan includes change in control provisions that may result in the accelerated vesting of outstanding option grants and stock issuances. The 1999 Plan will terminate no later than September 30, 2009.

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

    Eligible employees may contribute up to 15% of his or her base salary through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% of the fair market value per share on the participant's entry date into the eligible offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. Semi-annual purchase dates will occur on the last business day of May and November each year. However, a participant may not purchase more than 750 shares on any one semi-annual purchase date, and no more than 75,000 shares may be purchased in total by all participants on any one semi-annual purchase date.

    Should the Company be acquired by merger or sale of substantially all of its assets or more than fifty percent of its voting securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition. The purchase price will be equal to 85% of the market value per share on the participant's entry date into the offering period in which an acquisition occurs or, if lower, 85% of the fair market value per share immediately prior to the acquisition.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


    The Plan will terminate no later than the last business day of November 2009. The board may at any time amend, suspend or discontinue the Plan. However, certain amendments may require stockholder approval.

9.   INCOME TAXES:

    As of October 31, 1999 and 2000 the Company had federal net operating loss carryforwards of approximately $10,512 and $39,571, respectively and research and experimentation tax credit carryforwards of approximately $370 and $475, respectively. The Company's net operating loss carryforward is subject to a limitation on its utilization.

    Under the provisions of SFAS No. 109, "Accounting for Income Taxes," ("SFAS 109") the components of the net deferred tax amounts recognized in the accompanying balance sheets are as follows:

                                                                  OCTOBER 31,
                                                            ----------------------
                                                              1999          2000
                                                            --------      --------
Deferred tax assets:
  Net operating losses ................................     $  3,898      $ 14,246
  Inventory and other reserves ........................          440         4,078
  Basis of property and equipment .....................          133           524
  Research and experimentation credit .................          455           475
                                                            --------      --------
Net deferred tax assets before valuation allowance ....        4,926        19,323
Valuation allowance ...................................       (4,926)      (19,323)
                                                            --------      --------
Net deferred tax asset ................................     $     --      $     --
                                                            ========      ========


    Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against all of its otherwise recognizable net deferred tax asset.

    Following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory Federal income tax rates to pretax loss and the reported amount of income tax benefit:

                                                              YEAR ENDED OCTOBER 31,
                                                       ------------------------------------
                                                         1998          1999          2000
                                                       --------      --------      --------
Tax benefit at statutory rate of 36% .............     $  1,810      $  1,874      $ 18,370
State income tax benefit .........................          160            --            --
Research and experimentation credit ..............           92           246            19
Net increase in valuation allowance ..............       (2,060)       (1,694)      (14,397)
Amortization of stock-based compensation .........           --          (410)           --
Non-deductible goodwill ..........................           --           (31)       (4,111)
Prior period net operating loss adjustment .......           --            --           208
Permanent difference and other ...................           (2)           15           (89)
                                                       --------      --------      --------
                                                       $     --      $     --      $     --
                                                       ========      ========      ========


    Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Certain of the Company's operating losses that can be utilized in any one taxable year for federal tax purposes have been limited by one or more such ownership changes. For federal income tax purposes, net operating loss carryforwards begin to expire in 2011.

10.  RELATED PARTY TRANSACTIONS:

         Product Sales

    The Company recorded product sales of $1,343 and $1,235 to certain holders of shares of redeemable convertible preferred stock of the Company for the years ended October 31, 1998 and 1999, respectively. Accounts

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


receivable from these preferred stockholders totaled approximately $181 and $378 at October 31, 1998 and 1999, respectively. During 1999, all shares of the Company's redeemable convertible preferred stock were converted into common stock (see Note 6). The Company recorded product sales of $4,151 to these significant shareholders for the year ended October 31, 2000 while the related accounts receivable totaled approximately $1,150 at October 31, 2000.

         Notes Receivable

    During May 1999, the Company's board of directors approved the acceptance of full recourse notes in the amount of $442 from certain of the Company's officers as consideration for the exercise of 1,014,999 options. The notes accrue interest at 7% per year, compounded semi-annually and principal and accrued interest are due in one lump sum in 2003. In March 2000, the Company repurchased 232,500 unvested shares for approximately $123 upon the retirement of the Company's former president and chief operating officer. In June 2000, the Company repurchased 88,125 unvested shares for approximately $52 and collected approximately $59 in principal and interest payments upon the retirement of the Company's former vice-president of sales. The principal balance of these full recourse notes was approximately $215 as of October 31, 2000.

    In October 1999, the Company loaned an officer of the Company $100 in exchange for a full recourse promissory note due in full, with accrued interest, in 6 years or upon the date in which the officer ceases to remain in service. The note accrues interest at 7% per year, compounded annually and principal and accrued interest are due in one lump sum on December 31, 2006.

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest totaled $65, $113, and $34 during fiscal year 1998, 1999 and 2000, respectively.

    Accretion on redeemable convertible preferred stock totaled $196, $247, and $0 during fiscal year 1998, 1999 and 2000, respectively.

    Loans to officers and notes receivable from stockholders totaled $0, $542, and $365 during fiscal year 1998, 1999 and 2000, respectively.

12.  EMPLOYEE BENEFITS:

    In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the "1996 Plan"), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the 1996 Plan. The Company may make matching contributions to those employees participating in the 1996 Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the 1996 Plan. The Company made no matching contributions under any plan for the years ended October 31, 1998, 1999, and 2000.

13.  EVENT (UNAUDITED) SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT ACCOUNTANTS:

    During January 2000, the Company's Board of Directors approved stock option grants totaling 950,000 to certain of its officers pursuant to the 1999 Plan.

14.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

                                                                           QUARTER
                                                 -----------------------------------------------------------          FISCAL
                                                  FIRST            SECOND           THIRD           FOURTH           YEAR 2000
                                                 --------         --------         --------         --------         ---------
Total revenue(1) ..............................  $  8,793         $ 11,123         $  4,779         $  8,353         $ 33,048
Gross profit(1)(2) ............................  $  4,070         $  5,458         $    590         $  3,826         $ 13,944

Net loss ......................................  $   (923)        $(21,631)        $(17,830)        $(10,644)        $(51,028)

Basic and diluted net loss per share ..........  $  (0.04)        $  (0.83)        $  (0.67)        $  (0.39)        $  (1.93)

(1) During the third quarter of fiscal 2000, the Company recorded a $1.1 million return and a $1.3 million write-down of inventory resulting from StorageTek's shift in demand to the Company's newer products and Compaq's plan to transition out of the Company's 4100/4200 router solutions and replace them with their own solution.

(2) Gross profit for the first and second quarters have been restated to include stock-based compensation expense of $85 and $82, respectively. See
     Note 7.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Crossroads Systems, Inc. and Subsidiaries

    Our audits of the consolidated financial statements referred to in our report dated November 28, 2000 appearing in the 2000 Annual Report to Shareholders of Crossroads Systems, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related financial statements.




PRICEWATERHOUSECOOPERS LLP

Austin, Texas
November 28, 2000

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                      BALANCE AT      CHARGED TO                 BALANCE AT
                                                      BEGINNING       COSTS AND                    END OF
                                                      OF PERIOD       EXPENSES     DEDUCTIONS      PERIOD
                                                      ----------      ----------   ----------    ----------
Year ended October 31, 1998:
  Allowance for doubtful accounts ................     $    8         $    6         $   --        $   14
  Allowance for excess and obsolete inventory ....     $   --         $   44         $   (9)       $   35

Year ended October 31, 1999:
  Allowance for doubtful accounts ................     $   14         $   81         $   --        $   95
  Allowance for excess and obsolete inventory ....     $   35         $  296         $   --        $  331


Year ended October 31, 2000:
  Allowance for doubtful accounts ................     $   95         $  136         $   --        $  231
  Allowance for excess and obsolete inventory ....     $  331         $2,071         $ (313)       $2,089

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

   10.6* Form of Stock Pledge Agreement by and between Registrant and both of Reagan Y. Sakai and John R. Middleton (filed as Exhibit
                10.12 to the IPO Registration Statement and incorporated herein by reference)

   10.7*        Form of Note Secured by Stock Pledge Agreement issued to
                Registrant by both of  Reagan Y. Sakai and John R. Middleton
                (filed as Exhibit 10.13 to the IPO Registration Statement and incorporated herein by reference)

   10.8*        Amended and Restated Loan and Security Agreement dated August
                17, 1999 by and between Registrant and Silicon Valley Bank
                (filed as Exhibit 10.14 to the IPO Registration Statement and incorporated herein by reference)

   10.9         Loan Modification Agreement dated August 30, 2000 by and between
                Registrant and Silicon Valley Bank

   10.10*       Office Building Lease dated October 8, 1999 by and between
                Registrant and Maplewood Associates, L.P. (filed as Exhibit
                10.15 to the IPO Registration Statement and incorporated herein by reference)

   10.11*       CP4200 License Agreement dated April 15, 1998 by and between
                Registrant and Hewlett-Packard Company (filed as Exhibit 10.16 to the IPO Registration Statement and incorporated herein by reference)

   10.12        Letter Agreement dated February 22, 2000 by and between
                Registrant and James Moore

   10.13        Letter Agreement dated February 28, 2000 by and between
                Registrant and Larry Sanders

   10.14 Letter Agreement dated May 22, 2000 by and between Registrant and Robert F. LiVolsi

   21.1         List of Principal Subsidiaries of the Registrant

   23.1         Consent of PricewaterhouseCoopers LLP

   24.1         Power of Attorney, pursuant to which amendments to this Form
                10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K


*    Incorporated herein by reference to the indicated filing

+    Confidential treatment previously granted