Form 10-Q
period 2001-01-31
CROSSROADS SYSTEMS INC
filed 2001-03-19
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             JANUARY 31, 2001
                                           ------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

         As of March 1, 2001, Registrant had outstanding 27,796,776 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of October 31, 2000 and
            January 31, 2001..........................................................         2

          Condensed Consolidated Statements of Operations for the three months
            ended January 31, 2000 and 2001...........................................         3

          Condensed Consolidated Statements of Cash Flows for the three months ended
            January 31, 2000 and 2001.................................................         4

          Notes to Condensed Consolidated Financial Statements........................         5

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................        10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................        26

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................        27


Item 6.   Exhibits and Reports on Form 8-K............................................        28

SIGNATURES ...........................................................................        29

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    OCTOBER 31,      JANUARY 31,
                                                                                        2000            2001
                                                                                     ---------       ---------
                                                         ASSETS
Current assets:
    Cash and cash equivalents .................................................      $  42,447       $  46,394
    Short-term investments ....................................................         17,591          10,000
                                                                                     ---------       ---------
        Total cash, cash equivalents and short-term investments ...............         60,038          56,394
    Accounts receivable, net of allowance for doubtful accounts
        of $231 and $291, respectively ........................................          5,590           5,108
    Inventories, net ..........................................................          3,918           3,872
    Prepaids and other current assets .........................................          2,037           1,872
                                                                                     ---------       ---------
        Total current assets ..................................................         71,583          67,246

Note receivable from related party, net .......................................            159             162
Property and equipment, net ...................................................         10,062          10,180
Intangibles, net ..............................................................         35,686          32,088
Other assets ..................................................................            558             562
                                                                                     ---------       ---------
        Total assets ..........................................................      $ 118,048       $ 110,238
                                                                                     =========       =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..........................................................      $   4,852       $   5,515
    Accrued expenses ..........................................................          2,933           2,606
    Accrued warranty costs ....................................................            414             434
    Deferred revenue ..........................................................          1,097             772
                                                                                     ---------       ---------
        Total current liabilities .............................................          9,296           9,327

Commitments and contingencies
Stockholders' equity:
    Common stock, $.001 par value, 175,000,000 shares authorized,
       27,690,673 and 27,791,502 shares issued and outstanding, respectively ..             28              28
    Additional paid-in capital ................................................        183,390         184,905
    Deferred stock-based compensation .........................................         (9,734)         (8,345)
    Notes receivable from stockholders ........................................           (249)           (235)
    Accumulated deficit .......................................................        (64,448)        (75,188)
    Treasury stock at cost (405,961 and 438,006 shares, respectively) .........           (235)           (254)
                                                                                     ---------       ---------
        Total stockholders' equity ............................................        108,752         100,911
                                                                                     ---------       ---------
        Total liabilities and stockholders' equity ............................      $ 118,048       $ 110,238
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   THREE MONTHS ENDED
                                                                                       JANUARY 31,
                                                                            -------------------------------
                                                                                2000                2001
                                                                            ------------       ------------
Revenue:
      Product revenue.................................................      $      8,692       $      9,824

      Other revenue ..................................................               101                150
                                                                            ------------       ------------

           Total revenue .............................................             8,793              9,974

Cost of revenue (including stock-based compensation expense
   of $86 and $39, respectively) .....................................             4,724              4,876
                                                                            ------------       ------------

Gross profit .........................................................             4,069              5,098
                                                                            ------------       ------------
Operating expenses:
      Sales and marketing (including stock-based compensation
        expense of $192 and $48, respectively .......................             2,404              4,068

      Research and development (including stock-based
        compensation expense of $161 and $265, respectively) .........             2,145              4,302

      General and administrative (including stock-based
        compensation expense of $249 and $2,222, respectively) .......             1,566              4,716
      Amortization of intangibles ....................................              --                3,596
                                                                            ------------       ------------

           Total operating expenses ..................................             6,115             16,682
                                                                            ------------       ------------
Loss from operations .................................................            (2,046)           (11,584)

Other income, net ....................................................             1,123                974
                                                                            ------------       ------------

Net loss before cumulative effect of accounting change ...............              (923)           (10,610)
Cumulative  effect  of accounting change .............................              --                 (130)
                                                                            ------------       ------------
Net loss .............................................................      $       (923)      $    (10,740)
                                                                            ============       ============

Basic and diluted net loss per share:
        Before cumulative effect of accounting change ................      $      (0.04)      $      (0.38)
        Cumulative effect of accounting change .......................              --                (0.01)
                                                                            ------------       ------------
              Basic  and diluted net loss per share ..................      $      (0.04)      $      (0.39)
                                                                            ============       ============


Pro forma amounts assuming accounting change is applied retroactively:
         Net loss ....................................................      $     (1,698)      $       --
         Net loss per share, basic and diluted .......................      $      (0.07)      $       --

Shares used in computing basic and diluted net loss per share ........        25,629,217         27,284,797
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                          JANUARY 31,
                                                                   -----------------------
                                                                      2000           2001
                                                                   --------       --------
Cash flows from operating activities:
  Net loss ..................................................      $   (923)      $(10,740)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ..........................           412          4,750
     Stock-based compensation ...............................           688          2,574
     Provision for doubtful accounts receivable .............            44             44
     Provision for excess and obsolete inventory ............           108             90
     Amortization of note receivable from related party .....             4           --

     Changes in assets and liabilities:
       Accounts receivable ..................................        (2,939)           438
       Inventories ..........................................           391            (44)
       Prepaids and other current assets ....................          (382)           165
       Accounts payable .....................................          (618)           663
       Accrued expenses .....................................           394           (327)
       Accrued warranty costs ...............................            99             20

       Deferred revenue and other ...........................            48           (325)
       Other ................................................          --               (6)
                                                                   --------       --------
          Net cash used in operating activities .............        (2,674)        (2,698)
                                                                   --------       --------
Cash flows from investing activities:
  Purchase of property and equipment ........................        (1,714)        (1,270)
  Purchase of held-to-maturity investments ..................        (7,591)          --
  Maturity of held-to-maturity investments ..................        13,000          7,591
  Payment of note receivable from related party .............          --               17
  Other assets ..............................................           139             (4)
                                                                   --------       --------
          Net cash provided by investing activities .........         3,834          6,334
                                                                   --------       --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ....................            43            330
  Costs associated with initial public offering .............           (40)          --
  Purchase of treasury stock ................................          --              (19)
  Repayment of long-term indebtedness .......................        (2,356)          --
  Other .....................................................           (45)          --
                                                                   --------       --------
          Net cash provided by (used in) financing activities        (2,408)           311
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents ........        (1,248)         3,947
Cash and cash equivalents, beginning of period ..............        61,320         42,447
                                                                   --------       --------
Cash and cash equivalents, end of period ....................      $ 60,072       $ 46,394
                                                                   ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Crossroads Systems, Inc. ("Crossroads" or the "Company") and its wholly-owned subsidiaries. Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is the leading provider of enterprise data center routing solutions for open system storage area networks ("SANs") including S/390 connections. Crossroads sells its products and services primarily to leading storage system and server original equipment manufacturers, distributors, resellers, system integrators and storage service providers. The Company is organized and operates as one business segment. All intercompany balances and transactions have been eliminated in consolidation.

    The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries), which, in the opinion of our management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2000, included in our Annual Report on Form 10-K.

    The results of operations for the three months ended January 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

    Crossroads completed the acquisition of Polaris Communications, Inc. ("Polaris") during the second quarter of fiscal 2000. This acquisition was accounted for under the purchase method of accounting (Note 2).

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

    The purchase price was allocated to the assets acquired and liabilities assumed based on Crossroads' estimates of fair value. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company and consists of proven research and development, the in-place workforce and the installed customer base. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $41.3 million. The assigned values are being amortized on a straight-line basis. Amortization of intangibles totaled approximately $0 and $3.6 million for the three months ended January 31, 2000 and 2001, respectively.

    The Company's allocation of the purchase price and the resulting assigned values for the net assets acquired as of March 21, 2000 are as follows:

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                     VALUE ASSIGNED    AMORTIZABLE
                                                      TO NET ASSETS       LIFE
          BALANCE SHEET CATEGORY                        ACQUIRED         (YEARS)
                                                     --------------    -----------
          Intangible assets:
            Proven research and development ......      $  1,030          5 - 7
            In-place workforce ...................         1,800              4
            Customer base ........................           340             15
            Goodwill .............................        41,324              3
                                                        --------
                                                          44,494
            Less: accumulated amortization .......       (12,406)
                                                        --------
          Intangible assets, net at
            January 31, 2001 .......................    $ 32,088
                                                        ========
          Other assets, net of liabilities assumed      $  2,121
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


                                              PRO FORMA
                                          THREE MONTHS ENDED
                                             JANUARY 31,
                                       -----------------------
                                         2000           2001
                                       --------       --------
               Total revenue ....      $  9,732       $  9,974
               Net loss .........        (4,577)       (10,740)
               Net loss per share      $  (0.18)      $  (0.39)


3. INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

    Inventories consist of the following:

                                                            OCTOBER 31,   JANUARY 31,
                                                               2000          2001
                                                            -----------   -----------
Raw materials .........................................      $ 4,154       $ 4,432
Work-in-process .......................................          183          --
Finished goods ........................................        1,670         1,619
                                                             -------       -------
                                                               6,007         6,051
      Less: Allowance for excess and obsolete inventory       (2,089)       (2,179)
                                                             =======       =======
                                                             $ 3,918       $ 3,872
                                                             =======       =======

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:



                                       OCTOBER 31,    JANUARY 31,
                                           2000          2001
                                       ----------     ----------
Equipment ........................      $ 12,013       $ 13,267
Furniture and fixtures ...........         1,911          1,927
Leasehold improvements ...........           916            916
                                        --------       --------
                                          14,840         16,110
                                        --------       --------
Less: accumulated depreciation and
amortization .....................        (4,778)        (5,930)
                                        --------       --------
                                        $ 10,062       $ 10,180
                                        ========       ========

5. LINE OF CREDIT

         In January 2001, the Company extended its existing line of credit with its bank. The committed revolving line is an advance of up to $3 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2002.

6. COMMITMENTS AND CONTINGENCIES

         Legal Proceedings

    On March 31, 2000, Crossroads filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of its patents with some of their router products. The lawsuit was filed in United States District Court for the Western District of Texas, and the Company is seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. Trial is currently scheduled to begin in the second half of 2001. Management intends to vigorously prosecute its claims. However, no assurance can be given as to the outcome of this action. The Company believes it should ultimately prevail on this litigation.

     On April 14, 2000, Crossroads filed a lawsuit against Pathlight Technology, Inc. ("Pathlight") alleging that Pathlight has infringed one of its patents with their SAN Data Gateway Router. The lawsuit was filed in United States District Court for the Western District of Texas and the Company is seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. Trial is currently scheduled to begin in the first half of 2001. Management intends to vigorously prosecute its claims. However, no assurance can be given as to the outcome of this action. The Company believes it should ultimately prevail on this litigation. In January 2001, Advanced Digital Information Corporation, a customer and shareholder of Crossroads, announced that it had entered into a definitive agreement to acquire Pathlight.

    On May 19, 2000, Chaparral filed a counter-suit against Crossroads alleging tortious interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that the Company has made statements that Chaparral has infringed the Company's patent rights and that these statements are false and defamatory. Given the overlapping allegations with the patent litigation, the case was transferred to the Austin division, and consolidated with the aforementioned pending patent litigation. The complaints are at an early stage. Consequently, at this time it is not possible to predict whether the Company will incur any liability or to estimate its amount, if any.

    The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed February 2001 and the Company intends to file

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

a motion to dismiss. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaint and intends to defend itself vigorously.

    The class action lawsuit is still at an early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit. The inability of the Company to prevail in this action could have a material adverse effect on the Company's future business, financial condition and results of operations.

         Other

    If the Company reduces or cancels production orders with its third party contract manufacturer, the Company may be required to reimburse its contract manufacturer for materials purchased on its behalf.

7. STOCK-BASED COMPENSATION

    In connection with the grant of certain stock options to our employees and directors, the Company recorded deferred compensation aggregating $19.6 million in 1998, 1999, 2000, and the three months ended January 31, 2001, representing the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable individuals, generally four years. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. Of the total deferred compensation amount, approximately $11.3 million has been amortized as of January 31, 2001.

    The Company allocates stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                            THREE MONTHS ENDED
                                               JANUARY 31,
                                            ------------------
                                             2000        2001
                                            ------      ------
Cost of revenue ......................      $   86      $   39
Sales and marketing ..................         192          48
Research and development .............         161         265
General and administrative ...........         249       2,222
                                            ------      ------
  Total stock-based compensation......      $  688      $2,574
                                            ======      ======

    We currently expect to amortize the remaining amounts of deferred stock-based compensation as of January 31, 2001 in the periods indicated (in thousands):

                                                         YEAR ENDED OCTOBER 31,
                                         ------------------------------------------------------
                                          2001        2002        2003        2004       TOTAL
                                         ------      ------      ------      ------      ------
Cost of revenue ...................      $   83      $   56      $   11      $ --        $  150
Sales and marketing ...............         108          81          14        --           203
Research and development ..........         149          98          20        --           267
General and administrative ........       4,076       2,541       1,011          97       7,725
                                         ------      ------      ------      ------      ------
     Total stock-based compensation      $4,416      $2,776      $1,056      $   97      $8,345
                                         ======      ======      ======      ======      ======

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. NET LOSS PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share," ("SFAS No. 128") basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, less shares subject to repurchase. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution, includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common shares associated with our employee stock purchase program; (iii) any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should we enter into such transactions.

    The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 2,301,130 and 5,029,341 for the three months ended January 31, 2000 and 2001, respectively.

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion 25," ("Interpretation No. 44") which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the financial position or the results of operations.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 will be effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Effective November 1, 2000, the Company adopted SAB 101. The adoption of SAB 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these products. The cumulative effect of this accounting change was $130,000, which has been included in net loss for the three months ended January 31, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Condensed Consolidated Statements of Operations reflect the net loss and net loss per share assuming the Company had retroactively applied SAB 101 to all periods presented.

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

         Our mission is to become the company customers trust to link business with information regardless of technology or location. Our objective is to maintain our position as the leading provider of storage routers and to leverage this position to become the leading provider of I/O routing solutions. The key elements of our strategy include providing products compatible with existing technologies to ensure connectivity for our customers, delivering products that are on the cutting edge of technology, expanding field sales force with coverage of key regional and OEMs accounts, expanding distribution channels, emphasizing quality through our Crossroads Quality Management (CQM) Program and ensuring broad interoperability with CV-SAN testing and verification program with leading software vendors.

         We have developed or acquired extensive expertise in several different input-output (I/O) and networking protocols, including small computer system interface (SCSI), Fibre Channel, Enterprise Systems Connection (ESCON), Asynchronous Transfer Mode (ATM), Ethernet, Transmission Control Protocol/Internet Protocol (TCP/IP) and InfiniBand. We have applied this expertise in these protocols to develop solutions for leading server and storage system providers such as ACAL, ADIC, ATL, Bell Micro, Compaq, Cranel, Datalink , Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, SANrise, StorageTek, Sun Microsystems, Tech Data and Unisys.

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

         To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their storage area networks. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution. Recently, we have also begun to establish relationships to sell our products through storage service providers, or SSPs, an important new class of service providers which provide storage-related services to customers within Internet data centers and large metropolitan areas. A few OEM customers historically have accounted for a substantial portion of our revenue. During fiscal 1998, our four largest customers - ADIC, Compaq, Hewlett-Packard and StorageTek - respectively accounted for 25%, 20%, 16% and 14% of our total revenue. During fiscal 1999, 2000 and the three months ended January 31, 2001, sales to Compaq and StorageTek respectively accounted for 36% and 36%, 33% and 21%, and 3% and 15% of our total revenue. This decrease in sales to Compaq and StorageTek during the three months ended January 31, 2001 was more than offset by significantly higher revenue through our expanded OEM revenue base including a new OEM relationship with Sun Microsystems under which medium to large businesses are given more bandwidth for data movement between Sun servers and S/390 class mainframes, where more than half of the world's data is stored and managed. This broadened revenue base was also evidenced by volume from our top eight customers representing 75% of our total revenue, four of which individually accounted for 10% or more of our revenue, during the three months ended January 31, 2001.

         A key element of our growth strategy is to expand our sales channels. To this end, we have established relationships with a number of distributors, resellers, storage service providers and system integrators. Our worldwide distribution channel accounted for approximately 4%, 10%, and 10% of our total sales during the fiscal years 1999, 2000, and the three months ended January 31, 2001, respectively. Although we anticipate that revenue derived from sales to distributors, resellers and system integrators and through SSPs will increase as a percentage of our total revenue in future periods, we expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future.

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

         With respect to sales of our products to OEMs, we recognize product revenue when products are shipped and risk of loss has passed to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At January 31, 2001, our deferred revenue totaled $772,000. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

         Through August 1999, we outsourced substantially all of our manufacturing requirements to XeTel Corporation, a contract manufacturer, and a significant portion of our cost of revenue historically has consisted of payments to XeTel. During fiscal 2000, we engaged another contract manufacturer, Solectron, to supply the printed circuit board for our 4x50 family of products. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and effect appropriate changes to our manufacturing processes.

         In connection with the grant of stock options to our employees and directors, we recorded deferred compensation during fiscal 1998, 1999, 2000, and three months ended January 31, 2001 aggregating approximately $19.6 million. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $11.3 million has been amortized as of January 31, 2001.

         During the three months ended January 31, 2001, we allocated stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit. Stock-based compensation for prior periods has been reclassified to conform to the January 31, 2001 presentation.

         Stock-based compensation for the periods indicated was allocated as follows (in thousands):


                                            THREE MONTHS ENDED
                                               JANUARY 31,
                                            ------------------
                                             2000        2001
                                            ------      ------
Cost of revenue ......................      $   86      $   39
Sales and marketing ..................         192          48
Research and development .............         161         265
General and administrative ...........         249       2,222
                                            ------      ------
  Total stock-based compensation......      $  688      $2,574
                                            ======      ======

         We currently expect to amortize the remaining amounts of deferred stock-based compensation as of January 31, 2001 in the periods indicated (in thousands):

                                                         YEAR ENDED OCTOBER 31,
                                         ------------------------------------------------------
                                          2001        2002        2003        2004       TOTAL
                                         ------      ------      ------      ------      ------
Cost of revenue ...................      $   83      $   56      $   11      $ --        $  150
Sales and marketing ...............         108          81          14        --           203
Research and development ..........         149          98          20        --           267
General and administrative ........       4,076       2,541       1,011          97       7,725
                                         ------      ------      ------      ------      ------
     Total stock-based compensation      $4,416      $2,776      $1,056      $   97      $8,345
                                         ======      ======      ======      ======      ======

         We currently have six patents issued, one allowed and 14 patent applications pending in the United States Patent and Trademark Office with respect to our technology. We have 14 pending international patent applications (one in Australia, four in Canada, three in the European Patent Office, two in Hong Kong, and four in Japan). We also have patents pending under the Patent Cooperation Treaty with the intent of filing in additional countries. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to adequately protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology

         We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $75.2 million at January 31, 2001.

         As of January 31, 2001, we had approximately $44.7 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history.

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

RESULTS OF OPERATIONS

    The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, including the aforementioned allocation of stock-based compensation for all periods presented. See Item I. Financial Statements (Unaudited) - Note 7 to Notes to Condensed Consolidated Financial Statements.

                                          THREE MONTHS ENDED
                                               JANUARY 31,
                                          ------------------
                                           2000         2001
                                          -----        -----
Revenue:
  Product revenue ..................       98.8%        98.5%
  Other revenue ....................        1.2          1.5
                                          -----        -----
     Total revenue .................      100.0        100.0
Cost of revenue ....................       53.8         48.9
                                          -----        -----
Gross profit .......................       46.2         51.1
Operating expenses:
  Sales and marketing ..............       27.3         40.8
  Research and development .........       24.4         43.1
  General and administrative .......       17.8         47.3
  Amortization of intangibles ......       --           36.1
                                          -----        -----
     Total operating expenses ......       69.5        167.3
                                          -----        -----
Loss from operations ...............      (23.3)      (116.2)
Other income, net ..................       12.8          9.8
                                          -----        -----
Net loss before cumulative effect of
  accounting change ................      (10.5)      (106.4)
Cumulative effect of accounting
  change ...........................       --           (1.3)
                                          -----        -----
Net loss ...........................      (10.5)%     (107.7)%
                                          =====        =====

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2000 AND 2001

    Revenue. Total revenue increased 13.4% from $8.8 million for the three months ended January 31, 2000 to $10.0 million for the three months ended January 31, 2001. Without the inclusion of Polaris products and services, total revenue decreased 10.0% for the three months ended January 31, 2001 compared to the same period in 2000.

    Product revenue. Product revenue increased 13.0% from $8.7 million for the three months ended January 31, 2000 to $9.8 million for the three months ended January 31, 2001. As a percentage of total revenue, product revenue decreased from 98.8% for the three months ended January 31, 2000 to 98.5% for the three months ended January 31, 2001. The increase in product revenue resulted from increased sales of our storage router product family through an increased customer base and increased sales to our significant OEMs, customers, distributors, resellers and system integrators in conjunction with a growing demand for storage routers. This broadened revenue base was also evidenced by volume from our top eight customers representing 75.0% of our total revenue, four of which individually accounted for 10.0% or more of our revenue. In the past twelve months, we deployed our sales team throughout the United States and Europe tripling our U.S. field sales and support offices and opened offices in the United Kingdom and Germany. This field sales force is strategically located near key accounts to provide better service and drive demand creation through joint sales calls with our partners. In addition, we launched our third generation technology, the Crossroads 4x50 line of high-performance intelligent routers that enable companies to realize the benefits of managing their mission critical data using applications such as server-free backup and LAN-free backup while protecting the investments made in their current enterprise systems. Our 4x50 line accounted for approximately 4.3% and 49.9% of our product revenue during the three months ended January 31, 2000 and 2001, respectively.

    Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 47.9% from $101,000 for the three months ended January 31, 2000 to $150,000 for the three months ended January 31, 2001. The increase for the three months ended January 31, 2001 was due to the license of a product design and royalties for $110,000 in that period.

    Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $86,000 and $39,000 during the three months ended January 31, 2000 and 2001, respectively, increased 4.3% from $4.6 million for the three months ended January 31, 2000 to $4.8 million for the three months ended January 31, 2001. Gross profit, net of stock-based compensation, increased 23.6% from $4.2 million for the three months ended January 31, 2000 to $5.1 for the three months ended January 31, 2001. Gross profit margin, net of stock-based compensation, increased from 47.3% for the three months ended January 31, 2000 to 51.5% for the three months ended January 31, 2001. The increase was primarily due to higher margin OEM product sales, a better product mix and significantly improved revenue linearity during the quarter.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of $192,000 and $48,000 during the three months ended January 31, 2000 and 2001, respectively, increased 81.8% from $2.2 million for the three months ended January 31, 2000 to $4.0 million for the three months ended January 31, 2001. This increase in sales and marketing expenses for the three months ended January 31, 2001 was primarily due to increased travel and entertainment expenses of approximately $100,000, increased tradeshow related expenses of approximately $90,000, increased depreciation of approximately $100,000 and the hiring of additional sales and marketing personnel resulting in approximately $900,000 of increased compensation expense, including increased commissions commensurate with greater sales. Sales and marketing personnel totaled 48 at January 31, 2000 and 64 at January 31, 2001. As a percentage of total revenue, sales and marketing expenses increased from 27.3% for the three months ended January 31, 2000 to 40.8% for the three months ended January 31, 2001. We anticipate that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of total revenue, due to the planned expansion of our sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

    Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of increased stock-based compensation of $161,000 and $265,000 during the three months ended January 31, 2000 and 2001, respectively, increased 103.4% from $2.0 million for the three months ended January 31, 2000 to $4.0 million for the three months ended January 31, 2001. This increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $700,000 of increased compensation expense, increased prototyping costs of approximately $250,000 related to the ongoing development of an expanded product line, increased consulting expenses of approximately $100,000 and approximately $170,000 of increased depreciation expense. Research and development personnel totaled 60 at January 31, 2000 and 70 at January 31, 2001. As a percentage of total revenue, research and development expenses increased from 24.4% for the three months ended January 31, 2000 to 43.1% for the three months ended January 31, 2001. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

    General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of increased stock-based compensation of $249,000 and $2.2 million during the three months ended January 31, 2000 and 2001, respectively, increased 89.4% from $1.3 million for the three months ended January 31, 2000 to $2.5 million for the three months ended January 31, 2001. This increase in general and administrative expenses was primarily due to increased legal costs associated with patent infringement lawsuits of approximately $600,000 and the hiring of administrative personnel resulting in approximately $360,000 of increased compensation expense for the three months ended January 31, 2001 which were necessary to manage and support the growth in our business as a public company. General and administrative personnel totaled 30 at January 31, 2000 and 37 at January 31, 2001. As a percentage of total revenue, general and administrative expenses increased from 17.8% for the three months ended January 31, 2000 to 47.3% for the three months ended January 31, 2001. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate growth, add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

     Other income, net. Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was $1.1 million and $974,000 in the three months ended January 31, 2000 and 2001, respectively, representing 12.8% and 9.8% of total revenue respectively. The decrease in other income, net was primarily due to decreased cash, cash equivalents and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity at January 31, 2001 consisted of $46.4 million in cash and cash equivalents and $10.0 million in short-term investments. At January 31, 2000, we had a bank credit facility, which includes a revolving line of credit providing borrowings up to the lesser of (a) $2.5 million or (b) 80% of eligible accounts receivable plus 25% of eligible inventories; and an equipment loan agreement providing for financing of up to $1.9 million. The line of credit and equipment loan agreement contain provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis.

    In January 2001, the Company extended its existing line of credit with a bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2002. As of January 31, 2001, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

    In February 2000, we entered into a $1.0 million letter of credit in connection with the lease requirements of our new facility.

    Cash utilized by operating activities was $2.7 million for the three months ended January 31, 2000 as compared to $2.7 million for the three months ended January 31, 2001. The net cash utilized remained consistent with the comparable period despite an increase in net losses of approximately $9.8 million due to increased working capital of $3.6 million required to fund the expansion of our operations and increased non-cash items such as depreciation, amortization and stock based compensation of approximately $6.2 million.

    Cash provided by investing activities was $3.8 million for the three months ended January 31, 2000 as compared to $6.3 million for the three months ended January 31, 2001. The increase in net cash provided reflected the maturity of held-to-maturity investments, net of purchases, of $7.6 million during the three months ended January 31, 2001 compared to $5.4 million during the three months ended January 31, 2000 in addition to capital expenditures during the period. Capital expenditures were $1.7 million and $1.3 million for the three months ended January 31, 2000 and 2001, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our business expansion. We anticipate additional capital expenditures through fiscal 2001 of at least $6.7 million to fund our purchase of a new enterprise resource planning system; leasehold improvements; costs associated with the transition to an in-house facility of the final assembly and test portions of our manufacturing process, including modification to our facilities and test and other manufacturing equipment; and equipment and software to support our projected growth in personnel.

    Cash utilized by financing activities was $2.4 million for the three months ended January 31, 2000 as compared to cash provided by financing activities of $311,000 for the three months ended January 31, 2001. The increase in cash provided by financing activities reflected the payment of our existing debt of $2.4 million during the three months ended January 31, 2000 in addition to an increase of approximately $290,000 in proceeds from issuance of common stock during the three months ended January 31, 2001. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which amount includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August 1999), product sales and, to a lesser extent, bank debt (equipment loan).

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

    In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion 25" ("Interpretation No. 44"), which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the financial position or the results of operations.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Effective November 1, 2000, we adopted SAB 101. The adoption of SAB 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these periods. The cumulative effect of this accounting change was $130,000, which has been included in net loss for the three months ended January 31, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Condensed Consolidated Statements of Operations reflect the net loss and net loss per share assuming the Company had retroactively applied SAB 101 to all periods presented.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Crossroads and our business. These factors include, but are not limited to the potential for significant losses to continue; our inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; class action securities litigation; overall market performance; limited product lines; limited number of OEM customers; lengthy OEM product qualification process; competition; delays in research and development; inventory risks; the inability to expand our distribution channels; the loss of our primary contract manufacturers; risks of delay or poor execution from a variety of sources; final assembly and test process; inventory risks; limited resources; pricing; dependence upon key personnel; international operations; product liability claims; the inability to protect our intellectual property rights, including any adverse outcome in our pending patent litigation with certain of our competitors; potential future acquisitions; concentration of ownership; volatility of stock price; and the impact on our results or operations due to changes in accounting standards, including the implementation of SAB 101 with respect to revenue recognition. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

     We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of January 31, 2001, we had an accumulated deficit of $75.2 million. We cannot be certain that we will be able to sustain growth rates that we will need to realize sufficient revenue to achieve profitability. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

DUE TO OUR LIMITED OPERATING HISTORY AND THE UNCERTAIN DEVELOPMENT OF THE STORAGE AREA NETWORK MARKET, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

     We have generated product revenue for approximately four years and, thus, we have only a short history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the storage area network market in which we sell our products and other factors that are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenue. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, significant losses could result due to our higher expense levels.

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

     We currently have only three principal products within our storage router product family that we sell in commercial quantities. In particular, sales of our 4100 and 4200 products have accounted for the vast majority of our product revenue to date. To reduce our dependence on these products, we must successfully develop and introduce to market new products and product enhancements in a timely manner. On September 1, 2000, we began notifying our customers that our 4100 product was at its "end of life." Customers who purchased the 4100 product are migrating to our next generation of products that we refer to as the 4x50 product line. Sales of our 4x50 product accounted for approximately 4% and 50% of our product revenue during the three months ended January 31, 2000 and 2001, respectively. Even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance which could reduce our revenue.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR THE VAST MAJORITY OF OUR REVENUE. THE LOSS OF OR SIGNIFICANT REDUCTION IN ORDERS FROM ANY KEY CUSTOMERS WOULD SIGNIFICANTLY REDUCE OUR REVENUE, AND THE FAILURE TO REPLACE REVENUE FROM COMPAQ, WOULD SUBSTANTIALLY HARM OUR FUTURE RESULTS OF OPERATIONS.

     In fiscal 1998, 1999, 2000, and the three months ended January 31, 2001, approximately 90%, 85%, 77%, and 46% of our revenue, respectively, was derived from six customers. Furthermore, during fiscal 1998, our four largest customers
- ADIC, Compaq, Hewlett-Packard and StorageTek - accounted for 25%, 20%, 16% and 14% of our total revenue, respectively. In fiscal 1999, revenue from Compaq and StorageTek represented 36% and 36% of our total revenue, respectively. In fiscal 2000, Compaq and StorageTek represented 33% and 21% of our total revenue, respectively. During the three months ended January 31, 2001, Compaq and StorageTek represented 3% and 15% of our total revenue, respectively. During fiscal 2000, we recorded a $1.1 million return resulting from StorageTek's shift in demand to our newer products. Moreover, Compaq informed us that it intends to discontinue purchasing our 4100/4200 line of storage routers and to internally manufacture its own solution. If the level of StorageTek's purchases fails to return to previous levels and if we are unable to replace the revenue lost due to Compaq's transition away from our 4100/4200 line of routers, our results of operations and future prospects will suffer.

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

     We currently purchase Fibre Channel application specific integrated circuits and other key components for our products from sole or limited sources. To date, most of our component purchases have been made in relatively small volumes. As a result, if our suppliers receive excess demand for their products, we likely will receive a low priority for order fulfillment, as large volume customers will use our suppliers' available capacity. If we are delayed in acquiring components for our products, the manufacture and shipment of our products will also be delayed, which will reduce our revenue and may result in lost sales. We generally use a rolling six-month forecast of our future product sales to determine our component requirements. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. If we overestimate our component requirements, we may have excess inventory which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory which would delay our manufacturing and render us unable to deliver products to customers on a scheduled delivery date. We also may experience shortages of certain components from time to time, which also could delay our manufacturing. Manufacturing delays could negatively impact our ability to sell our products and damage our customer relationships.

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from Adva-SAN Ltd., ATTO, Chaparral Network Storage, Computer Network Technologies and Pathlight Technology. During fiscal 2000, Compaq informed us of its intent to manufacture its own routers, rather than act as an OEM for our 4100 and 4200 lines of routers. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We expect to face competition in the future from OEMs, including our customers and potential customers, LAN router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of Fibre Channel hubs or switches could seek to include router functionality within their SAN products which would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially if Compaq or another one of our OEMs begins to manufacture our higher end storage routers. Moreover, we are currently in litigation with Chaparral and Pathlight in which we have alleged their infringement of certain proprietary rights. If we are not successful in this litigation, our competitive position may be harmed.

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

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS THAT COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUE.

     Networking products such as ours may contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors have been found in the past and may be found from time to time in the future. For example in July, 2000, we voluntarily issued a "stop-ship" on our 4x50 line and part of our 4200 line due to firmware issues, which negatively affected our product revenue for the fiscal year ended October 31, 2000. In addition, our products include components from a number of third-party vendors. We rely on the quality testing of these vendors to ensure the adequate operation of their products. Because our products are manufactured with a number of components supplied by various third-party sources, should problems occur in the operation or performance of our products, it may be difficult to identify the source. In addition, our products are deployed within SANs from a variety of vendors. Therefore, the occurrence of hardware and software errors, whether caused by our or another vendor's SAN products, could adversely affect sales of our products. Furthermore, defects may not be discovered until our products are already deployed in the SAN. These errors also could cause us to incur significant warranty, diagnostic and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. In particular, we believe that our future success is highly dependent on Brian R. Smith, our co-founder, chief executive officer and chairman of the board, and Larry Sanders, our president and chief operating officer, to provide continuity in the execution of our growth plans. We do not have employment contracts with any of our key personnel with the exception of Mr. Sanders. We have experienced difficulty in hiring engineers with appropriate qualifications in networking, routing, and storage technologies and we may not be successful in attracting and retaining sufficient levels of such engineers to support our anticipated growth. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

     As of January 31, 2001, our executive officers and directors beneficially own approximately 31.4% of the total voting power of our company. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of us on terms which other stockholders may desire.

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

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Effective November 1, 2000, we adopted SAB 101. While SAB 101 will not affect the fundamental aspects of our operations as measured by product shipments and cash flows, implementation of SAB 101 will affect our reported results of operations. It is possible that SAB 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet the expectations of securities analysts for any period. The adoption of SAB 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these periods. The cumulative effect of this accounting change was $130,000, which has been included in net income for the three months ended January 31, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Condensed Consolidated Statements of Operations reflect the net loss and net loss per share assuming we had retroactively applied SAB 101 to all periods presented. We are also considering potential changes to the terms of our sales agreements for equipment sales that could mitigate the impact of SAB 101.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information concerning market risk is contained on Page 31 of our 2000 Annual Report on Form 10-K and is incorporated herein by reference to the annual report.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On March 31, 2000, we filed a lawsuit against Chaparral Network Storage, Inc., or Chaparral, alleging that Chaparral has infringed one of our patents with some of their router products. The lawsuit was filed in United States District Court for the Western District of Texas, and we are seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. Trial is currently scheduled to begin in the second half of 2001. We intend to vigorously prosecute our claims. However, no assurance can be given as to the outcome of this action. We believe we should ultimately prevail on this litigation.

    On April 14, 2000, we filed a lawsuit against Pathlight Technology, Inc. ("Pathlight") alleging that Pathlight has infringed one of our patents with their SAN Data Gateway Router. The lawsuit was filed in United States District Court for the Western District of Texas and we are seeking injunctive relief as well as damages. The case has been assigned to a Federal District Court Judge, who has already conducted a claims construction hearing and provided an order resolving claim construction issues. Trial is currently scheduled to begin in the first half of 2001. We intend to vigorously prosecute our claims. However, no assurance can be given as to the outcome of this action. We believe we should ultimately prevail on this litigation. In January 2001, Advanced Digital Information Corporation, a customer and shareholder of Crossroads, announced that it had entered into a definitive agreement to acquire Pathlight.

    On May 19, 2000, Chaparral filed a counter-suit against us alleging tortuous interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that we have made statements that Chaparral has infringed our patent rights and that these statements are false and defamatory. Given the overlapping allegations with the patent litigation, the case was transferred to the Austin division, and consolidated with the aforementioned pending patent litigation. The complaints are at an early stage. Consequently, at this time it is not possible to predict whether we will incur any liability or to estimate its amount, if any.

    We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed February 2001 and we intend to file a motion to dismiss. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. We deny the allegations in the complaint and intend to defend ourselves vigorously.

    The class action lawsuit is still at an early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibit Index

    Exhibit Number           Description
    --------------           -----------

    10.15 Loan Modification Agreement dated December 31, 2000 by and between Crossroads and Silicon Valley Bank.

    (b) Reports on Form 8-K

    Crossroads did not file any current reports on Form 8-K during the three months ended January 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CROSSROADS SYSTEMS, INC.


                               By:  /s/ Reagan Y. Sakai
                                    -----------------------------------------
                                    Reagan Y. Sakai
                                    Vice-President, Chief Financial Officer
                                    Secretary and Treasurer



    March 16, 2001             /s/ Brian R. Smith
    --------------             ----------------------------------------------
        (Date)                 Brian R. Smith
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)

    March 16, 2001             /s/ Reagan Y. Sakai
    --------------             ----------------------------------------------
        (Date)                 Reagan Y. Sakai
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



    Exhibit Number           Description
    --------------           -----------
    10.15                    Loan Modification Agreement dated December 31, 2000 by
                             and between Crossroads and Silicon Valley Bank