Form 10-Q
period 2001-04-30
CROSSROADS SYSTEMS INC
filed 2001-06-14
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO

                             COMMISSION FILE NUMBER:

                            CROSSROADS SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  74-2846643
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

     8300 NORTH MOPAC EXPRESSWAY
           AUSTIN, TEXAS                                  78759
(Address of principal executive offices)                (Zip Code)

                                 (512) 349-0300
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of June 1, 2001, Registrant had outstanding 27,845,004 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                         PAGE
                                                                                                         ----

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of October 31, 2000 and
              April 30, 2001..........................................................................     2

            Condensed Consolidated Statements of Operations for the three and six months
              ended April 30, 2000 and 2001...........................................................     3

            Condensed Consolidated Statements of Cash Flows for the six months ended
              April 30, 2000 and 2001.................................................................     4

            Notes to Condensed Consolidated Financial Statements......................................     5

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................................     10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk................................     29

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.........................................................................     30

Item 4.     Submission of Matters to a Vote of Security Holders.......................................     31

Item 6.     Exhibits and Reports on Form 8-K..........................................................     31

SIGNATURES  ..........................................................................................     32

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                  OCTOBER 31,         APRIL 30,
                                                                                     2000               2001
                                                                                 ------------       ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................................       $  42,447          $  49,412
   Short-term investments .................................................          17,591              1,967
                                                                                  ---------          ---------
      Total cash, cash equivalents and short-term investments .............          60,038             51,379
   Accounts receivable, net of allowance for doubtful accounts
      of $231 and $358, respectively ......................................           5,590              5,133
   Inventories, net .......................................................           3,918              3,991
   Prepaids and other current assets ......................................           2,037              1,556
                                                                                  ---------          ---------
      Total current assets ................................................          71,583             62,059
Notes receivable from related party, net ..................................             159                165
Property and equipment, net ...............................................          10,062             10,936
Intangibles, net ..........................................................          35,686             28,494
Other assets ..............................................................             558                552
                                                                                  ---------          ---------
       Total assets .......................................................       $ 118,048          $ 102,206
                                                                                  =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................................       $   4,852          $   6,709
   Accrued expenses .......................................................           2,933              2,505
   Accrued warranty costs .................................................             414                538
   Deferred revenue .......................................................           1,097                844
                                                                                  ---------          ---------
      Total current liabilities ...........................................           9,296             10,596
Commitments and contingencies
Stockholders' equity:
   Common stock, $.001 par value, 175,000,000 shares authorized,
      27,690,673 and 27,840,317 shares issued and outstanding,
      respectively ........................................................              28                 28
   Additional paid-in capital .............................................         183,390            185,048
   Deferred stock-based compensation ......................................          (9,734)            (6,240)
   Notes receivable from stockholders .....................................            (249)              (163)
   Accumulated deficit ....................................................         (64,448)           (86,806)
   Treasury stock at cost (405,961 and 443,382 shares, respectively) ......            (235)              (257)
                                                                                  ---------          ---------
      Total stockholders' equity ..........................................         108,752             91,610
                                                                                  ---------          ---------
      Total liabilities and stockholders' equity ..........................       $ 118,048          $ 102,206
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  APRIL 30,                      APRIL 30,
                                                                         ---------------------------    ---------------------------
                                                                            2000           2001            2000            2001
                                                                         -----------    ------------    ------------    -----------
Revenue:
     Product revenue .................................................   $    10,987    $      9,885    $     19,679    $    19,709
     Other revenue ...................................................           136             329             237            479
                                                                         -----------    ------------    ------------    -----------
          Total revenue ..............................................        11,123          10,214          19,916         20,188
Cost of revenue (including stock-based compensation
     expense of $82, $33, $168 and $72, respectively) ................         5,665           6,137          10,389         11,013
                                                                         -----------    ------------    ------------    -----------
Gross profit .........................................................         5,458           4,077           9,527          9,175
                                                                         -----------    ------------    ------------    -----------
Operating expenses:
     Sales and marketing (including stock-based compensation
          expense of $187, $87, $378 and $135, respectively) .........         3,209           4,426           5,612          8,494
     Research and development (including stock-based
          compensation expense of $152, $82, $314 and $347,
          respectively) ..............................................         2,989           4,062           5,135          8,364
     General and administrative (including stock-based
          compensation expense of $18,014, $1,951, $18,263
          and $4,173, respectively) ..................................        20,334           4,335          21,900          9,051
     Amortization of intangibles .....................................         1,616           3,596           1,616          7,192
                                                                         -----------    ------------    ------------    -----------
          Total operating expenses ...................................        28,148          16,419          34,263         33,101
                                                                         -----------    ------------    ------------    -----------
Loss from operations .................................................       (22,690)        (12,342)        (24,736)       (23,926)
Other income (expense):
     Interest income .................................................         1,138             714           2,299          1,682
     Interest expense ................................................            (2)             --             (31)            --
     Other income (expense) ..........................................           (77)             10             (86)            16
                                                                         -----------    ------------    ------------    -----------
          Other income, net ..........................................         1,059             724           2,182          1,698
                                                                         -----------    ------------    ------------    -----------
Net loss before cumulative effect of accounting change ...............       (21,631)        (11,618)        (22,554)       (22,228)
Cumulative effect of accounting change ...............................            --              --              --           (130)
                                                                         -----------    ------------    ------------    -----------
Net loss .............................................................   $   (21,631)   $    (11,618)   $    (22,554)   $   (22,358)
                                                                         ===========    ============    ============    ===========
Basic and diluted net loss per share:
     Before cumulative effect of accounting change ...................   $     (0.83)   $      (0.42)   $      (0.87)   $     (0.81)
     Cumulative effect of accounting change ..........................            --              --              --          (0.01)
                                                                         -----------    ------------    ------------    -----------
          Basic and diluted net loss per share .......................   $     (0.83)   $      (0.42)   $      (0.87)   $     (0.82)
                                                                         ===========    ============    ============    ===========
Pro forma amounts assuming accounting change is applied retroactively:
     Net loss ........................................................   $   (21,736)   $         --    $    (23,417)   $        --
     Net loss per share, basic and diluted ...........................   $     (0.83)   $         --    $      (0.91)   $        --
Shares used in computing basic and diluted net loss per share ........    26,090,132      27,403,579      25,860,187     27,343,204
                                                                         ===========    ============    ============    ===========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           SIX MONTHS ENDED
                                                                               APRIL 30,
                                                                     ---------------------------
                                                                        2000            2001
                                                                     -----------     -----------
Cash flows from operating activities:
   Net loss .....................................................    $   (22,554)    $   (22,358)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation ..............................................          1,018           2,359
      Amortization of intangibles ...............................          1,616           7,192
      Stock-based compensation ..................................         19,123           4,727
      Provision for doubtful accounts receivable ................             96             127
      Provision for excess and obsolete inventory ...............            553             404
      Amortization of note receivable from related party ........              5              --
   Changes in assets and liabilities:
      Accounts receivable .......................................         (5,835)            330
      Inventories ...............................................           (111)           (477)
      Prepaids and other current assets .........................           (961)            481
      Accounts payable ..........................................          2,388           1,857
      Accrued expenses ..........................................          1,382            (428)
      Accrued warranty costs ....................................            (25)            124
      Deferred revenue and other ................................            696            (262)
                                                                     -----------     -----------
      Net cash used in operating activities .....................         (2,609)         (5,924)
                                                                     -----------     -----------
Cash flows from investing activities:
   Purchase of property and equipment ...........................         (5,704)         (3,233)
   Cash acquired, net of payments for business acquisitions .....          1,053              --
   Purchase of held-to-maturity investments .....................         (7,590)         (1,967)
   Maturity of held-to-maturity investments .....................         19,500          17,591
   Payment of note receivable from related party ................             --              89
   Other assets .................................................             --               6
                                                                     -----------     -----------
   Net cash provided by investing activities ....................          7,259          12,486
                                                                     -----------     -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock .......................            137             426
   Costs associated with initial public offering ................             (6)             --
   Purchase of treasury stock ...................................             --             (23)
   Repayment of long-term indebtedness ..........................         (2,356)             --
   Other ........................................................            (95)             --
                                                                     -----------     -----------
      Net cash provided by (used in) financing activities .......         (2,320)            403
                                                                     -----------     -----------
Net increase in cash and cash equivalents .......................          2,330           6,965
Cash and cash equivalents, beginning of period ..................         61,320          42,447
                                                                     -----------     -----------
Cash and cash equivalents, end of period ........................    $    63,650     $    49,412
                                                                     ===========     ===========


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

         The results of operations for the three and six months ended April 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

         Crossroads completed the acquisition of Polaris Communications, Inc. ("Polaris") during the second quarter of fiscal year 2000. This acquisition was accounted for under the purchase method of accounting (Note 2).

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

         The purchase price was allocated to the assets acquired and liabilities assumed based on Crossroads' estimates of fair value. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company and consists of proven research and development, the in-place workforce and the installed customer base. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $41.3 million. The assigned values are being amortized on a straight-line basis. Amortization of intangibles totaled approximately $1.6 and $3.6 million for the three months ended April 30, 2000 and 2001, respectively.

         The Company's allocation of the purchase price and the resulting assigned values for the net assets acquired as of March 21, 2000 are as follows:

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                      VALUE ASSIGNED           AMORTIZABLE
                                                                                      TO NET ASSETS               LIFE
BALANCE SHEET CATEGORY                                                                   ACQUIRED                (YEARS)
----------------------                                                               ----------------          -----------
                Intangible assets:
                   Proven research and development.............................      $          1,030             5 - 7
                   In-place workforce..........................................                 1,800                 4
                   Customer base...............................................                   340                15
                   Goodwill....................................................                41,324                 3
                                                                                     ----------------
                                                                                               44,494
                           Less: accumulated amortization......................               (16,000)
                                                                                     ----------------
                Intangible assets, net at April 30, 2001 ......................      $         28,494
                                                                                     ================
                Other assets, net of liabilities assumed.......................      $          2,121
                                                                                     ================

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



                                                                                                 PRO FORMA
                                                                                              SIX MONTHS ENDED
                                                                                                  APRIL 30,
                                                                                        ------------------------------
                                                                                            2000              2001
                                                                                        -------------    -------------
         Total revenue..............................................................    $      21,959    $      20,188
         Net loss...................................................................          (28,199)         (22,358)
         Net loss per share.........................................................    $       (1.07)   $       (0.82)

3.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

         Inventories consist of the following:


                                                                                       OCTOBER 31,         APRIL 30,
                                                                                          2000               2001
                                                                                    ----------------    ---------------

               Raw materials...................................................     $          4,154    $         4,623
               Work-in-process.................................................                  183                 46
               Finished goods..................................................                1,670              1,480
                                                                                    ----------------    ---------------
                                                                                               6,007              6,149
                       Less: Allowance for excess and obsolete inventory.......               (2,089)            (2,158)
                                                                                    ----------------    ---------------
                                                                                    $          3,918              3,991
                                                                                    ================    ===============

         During the three months ended April 30, 2001, the Company decided to discontinue its 7100 line of products resulting in an inventory write-off of approximately $325,000.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:


                                                                                       OCTOBER 31,         APRIL 30,
                                                                                          2000               2001
                                                                                    ----------------    ---------------

                Equipment......................................................     $         12,013    $        15,103
                Furniture and fixtures.........................................                1,911              1,955
                Leasehold improvements.........................................                  916                916
                                                                                    ----------------    ---------------
                                                                                              14,840             17,974
                                                                                    ----------------    ---------------
                         Less: accumulated depreciation and amortization.......               (4,778)            (7,038)
                                                                                    ----------------    ---------------
                                                                                    $         10,062    $        10,936
                                                                                    ================    ===============

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

         On April 14, 2000, Crossroads filed a lawsuit against Pathlight Technology, Inc. ("Pathlight") alleging that Pathlight has infringed one of its patents with their SAN Data Gateway Router. Pathlight was subsequently acquired by Advanced Digital Information Corporation ("ADIC") on May 11, 2001. In June 2001, ADIC paid the Company $15.0 million in connection with the settlement of this lawsuit. In exchange for the payment, the Company granted ADIC a non-exclusive license under the related patent.

         On May 19, 2000, Chaparral filed a counter-suit against Crossroads alleging tortuous interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that the Company has made statements that Chaparral has infringed the Company's patent rights and that these statements are false and defamatory. The Plaintiff's in the above case moved to have this matter dismissed, which the judge ordered, with prejudice in April 2001.

         The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001 and the Company filed a motion to dismiss. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaint and intends to defend itself vigorously.

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

7.       STOCK-BASED COMPENSATION

         In connection with the grant of certain stock options to our employees and directors, the Company recorded deferred compensation aggregating $19.6 million in 1998, 1999, 2000, and the six months ended April 30, 2001, representing the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable individuals, generally four years. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. Of the total deferred compensation amount, approximately $13.4 million has been amortized as of April 30, 2001.

         The Company allocates stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit.

         Stock-based compensation for the periods indicated was allocated as follows (in thousands):


                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          APRIL 30,                       APRIL 30,
                                                                ----------------------------    ----------------------------
                                                                    2000           2001             2000            2001
                                                                ------------    ------------    ------------    ------------
Cost of revenue ............................................    $         82    $         33    $        168    $         72
Sales and marketing ........................................             187              87             378             135
Research and development ...................................             152              82             314             347
General and administrative .................................          18,014           1,951          18,263           4,173
                                                                ------------    ------------    ------------    ------------
               Total stock-based compensation ..............    $     18,435    $      2,153    $     19,123    $      4,727
                                                                ============    ============    ============    ============

         We expect to amortize the remaining amounts of deferred stock-based compensation as of April 30, 2001 in the periods indicated (in thousands):



                                                                   YEAR ENDED OCTOBER 31,
                                                   ------------------------------------------------------
                                                      2001          2002           2003          2004           TOTAL
                                                   -----------   -----------    ------------  -----------    -----------
Cost of revenue................................    $        51   $        56    $         12  $        --    $       119
Sales and marketing............................             65            79              13           --            157
Research and development.......................             90            98              20           --            208
General and administrative.....................          2,106         2,542           1,011           97          5,756
                                                   -----------   -----------    ------------  -----------    -----------
        Total stock-based compensation.........    $     2,312   $     2,775    $      1,056  $        97    $     6,240
                                                   ===========   ===========    ============  ===========    ===========

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

         The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 2,808,014 and 4,784,653 for the six months ended April 30, 2000 and 2001, respectively.

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

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Effective November 1, 2000, the Company adopted SAB 101. The adoption of SAB 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was $130,000, which has been included in net loss for the six months ended April 30, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Condensed Consolidated Statements of Operations reflect the net loss and net loss per share assuming the Company had retroactively applied SAB 101 to all periods presented.

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

OVERVIEW

         We are the leading provider of enterprise data center routing solutions for open system storage area networks, based on our market share of storage routers shipped. Storage routers are computer equipment that organizations use to connect servers and storage systems together in a storage area network, or SAN. A SAN is a high-speed computer network that facilitates data transfers among servers and storage systems using high performance data communications that follow the industry-accepted rules and conventions, which are commonly referred to as computer protocols. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in storage area networks our storage routers improve utilization of storage resources, and preserve and enhance existing server and storage system investments.

         Our mission is to be the company customers trust to link business with information regardless of technology or location. Our objective is to maintain our position as the leading provider of storage routing solutions as storage, server, and network technologies and markets continue to grow and evolve. Our strategy includes key elements such as providing products compatible with existing technologies to ensure connectivity for our customers, delivering products that are on the cutting edge of technology, expanding field sales force with coverage of key regional and OEMs accounts, expanding distribution channels, emphasizing quality through our Crossroads Quality Management (CQM) Program and ensuring broad interoperability with CV-SAN testing and verification program with leading software vendors.

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

         To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their storage area networks. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution. Recently, we have also begun to establish relationships to sell our products through storage service providers, or SSPs, an important new class of service providers that provide storage-related services to customers within Internet data centers and large metropolitan areas. A few OEM customers historically have accounted for a substantial portion of our revenue. During fiscal 1999, 2000 and the six months ended April 30, 2001, sales to Compaq and StorageTek respectively accounted for 36% and 36%, 33% and 21%, and 3% and 17% of our total revenue. This decrease in sales to Compaq and StorageTek during the six months ended April 30, 2001 was more than offset by significantly higher revenue through our expanded OEM revenue base including a new OEM relationship with Sun Microsystems under which medium to large businesses are given more bandwidth for data movement between Sun servers and S/390 class mainframes, where more than half of the world's data is stored and managed. This broadened revenue base was also evidenced by volume from our top nine customers representing 75% of our total revenue, three of which individually accounted for 10% or more of our revenue, during the six months ended April 30, 2001.

         A key element of our growth strategy is to expand our sales channels. To this end, we have established relationships with a number of distributors, resellers, storage service providers and system integrators. Our worldwide distribution channel accounted for approximately 4%, 10%, and 13% of our total sales during the fiscal years 1999, 2000, and the six months ended April 30, 2001, respectively. Although we anticipate that revenue derived from sales to distributors, resellers and system integrators and through SSPs will increase as a percentage of our total revenue in future periods, we expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future.

         In the past, we have experienced fluctuation in the timing of orders from our OEM customers, and we expect to continue to experience these fluctuations in the future. During April 2001, ADIC informed us that it intends to transition out of our router products upon consummation of its acquisition of Pathlight Technology, Inc., which they subsequently completed on May 11, 2001. As a result, we decided to write off inventory specifically related to ADIC as of April 30, 2001. Other fluctuations have resulted from, among other things, OEM customers placing initial orders for our products for purposes of qualification and testing. As a result, we may report an increase in sales or a commencement of sales of a product in a quarter that will not be followed by similar sales in subsequent quarters as OEMs conduct qualification and testing.

         With respect to sales of our products to OEMs, we recognize product revenue when products are shipped and risk of loss has passed to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At April 30, 2001, our deferred revenue totaled $844,000. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

         In connection with the grant of stock options to our employees and directors, we recorded deferred compensation during fiscal 1998, 1999, 2000, and six months ended April 30, 2001 aggregating approximately $19.6 million. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $13.4 million has been amortized as of April 30, 2001.

         During the six months ended April 30, 2001, we allocated stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit. Stock-based compensation for prior periods has been reclassified to conform to the April 30, 2001 presentation.

         Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                APRIL 30,                      APRIL 30,
                                                      ----------------------------    ----------------------------
                                                          2000            2001           2000             2001
                                                      ------------    ------------    ------------    ------------
Cost of revenue ..................................    $         82    $         33    $        168    $         72
Sales and marketing ..............................             187              87             378             135
Research and development .........................             152              82             314             347
General and administrative .......................          18,014           1,951          18,263           4,173
                                                      ------------    ------------    ------------    ------------
               Total stock-based compensation ....    $     18,435    $      2,153    $     19,123    $      4,727
                                                      ============    ============    ============    ============

         We expect to amortize the remaining amounts of deferred stock-based compensation as of April 30, 2001 in the periods indicated (in thousands):


                                                                  YEAR ENDED OCTOBER 31,
                                                 ----------------------------------------------------
                                                    2001          2002          2003         2004          TOTAL
                                                 ----------    ----------    ----------    ----------    ----------

Cost of revenue .............................    $       51    $       56    $       12    $       --    $      119
Sales and marketing .........................            65            79            13            --           157
Research and development ....................            90            98            20            --           208
General and administrative ..................         2,106         2,542         1,011            97         5,756
                                                 ----------    ----------    ----------    ----------    ----------
       Total stock-based compensation .......    $    2,312    $    2,775    $    1,056    $       97    $    6,240
                                                 ==========    ==========    ==========    ==========    ==========


         We have seven patents issued, one allowed and sixteen patent applications pending in the United States Patent and Trademark Office with respect to our technology. Internationally, we have three patents issued and thirteen patents pending (one in Australia, four in Canada, five in the European Patent Office, two in Hong Kong, and four in Japan). We also have patents pending under the Patent Cooperation Treaty with the intent of filing in additional countries. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to adequately protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology.

         We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $86.8 million at April 30, 2001. As of April 30, 2001, we had approximately $50.6 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history.

RESULTS OF OPERATIONS

         The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, including the aforementioned allocation of stock-based compensation for all periods presented. See Item I, Financial Statements (Unaudited) - Note 7 to Notes to Condensed Consolidated Financial Statements.


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               APRIL 30,                    APRIL 30,
                                                      ------------------------      ------------------------
                                                         2000           2001          2000           2001
                                                      ---------      ---------      ---------      ---------
Revenue:
       Product revenue ............................        98.8%          96.8%          98.8%          97.6%
       Other revenue ..............................         1.2            3.2            1.2            2.4
                                                      ---------      ---------      ---------      ---------

             Total revenue ........................       100.0          100.0          100.0          100.0

Cost of revenue ...................................        50.9           60.1           52.2           54.5
                                                      ---------      ---------      ---------      ---------

Gross profit ......................................        49.1           39.9           47.8           45.5

Operating expenses:
       Sales and marketing ........................        28.8           43.3           28.2           42.1
       Research and development ...................        26.9           39.8           25.8           41.4
       General and administrative .................       182.9           42.4          109.9           44.9
       Amortization of intangibles ................        14.5           35.2            8.1           35.6
                                                      ---------      ---------      ---------      ---------

             Total operating expenses .............       253.1          160.7          172.0          164.0
                                                      ---------      ---------      ---------      ---------

Loss from operations ..............................      (204.0)        (120.8)        (124.2)        (118.5)

Other income, net .................................         9.5            7.1           11.0            8.4
                                                      ---------      ---------      ---------      ---------

Net loss before cumulative effect of acct change ..      (194.5)        (113.7)        (113.2)        (110.1)

Cumulative effect of accounting change ............          --             --             --           (0.6)
                                                      ---------      ---------      ---------      ---------
Net loss ..........................................      (194.5)%       (113.7)%       (113.2)%       (110.7)%
                                                      =========      =========      =========      =========


COMPARISON OF THREE MONTHS ENDED APRIL 30, 2000 AND 2001

         Revenue. Total revenue decreased 8.2% from $11.1 million for the three months ended April 30, 2000 to $10.2 million for the three months ended April 30, 2001. Without the inclusion of Polaris products and services, total revenue decreased 8.6% for the three months ended April 30, 2001 compared to the same period in fiscal 2000.

         Product revenue. Product revenue decreased 10.0% from $11.0 million for the three months ended April 30, 2000 to $9.9 million for the three months ended April 30, 2001. As a percentage of total revenue, product revenue decreased from 98.8% for the three months ended April 30, 2000 to 96.8% for the three months ended April 30, 2001. This decrease in product revenue was substantially related to decreased sales from StorageTek and Compaq resulting from StorageTek's shift in demand and Compaq's plan to transition out of our 4100/4200 line of storage routers by replacing them with its own solution. During the three months ended April 30, 2000, revenue from Compaq and StorageTek represented 25.0% and 36.1% of our total revenue, respectively. During the three months ended April 30, 2001, revenue from Compaq and StorageTek represented 3.1% and 19.0% of our total revenue, respectively. Despite this decrease in sales, we have increased our customer base and increased sales to our other significant OEM and channel customers as evidenced by volume from our top seven customers representing 75.0%, four of which individually accounted for 10.0% or more of our revenue. In addition, our distribution channel accounted for approximately 14.1% or our total revenue.

         Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 141.7% from $136,000 for the three months ended April 30, 2000 to $329,000 for the three months ended April 30, 2001. The increase for the three months ended April 30, 2001 was due to the license of a product design and royalties of $303,000 in that period.

         Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $82,000 and $33,000 during the three months ended April 30, 2000 and 2001, respectively, increased 9.3% from $5.6 million for the three months ended April 30, 2000 to $6.1 million for the three months ended April 30, 2001. Gross profit, net of stock-based compensation, decreased 25.8% from $5.5 million for the three months ended April 30, 2000 to $4.1 for the three months ended April 30, 2001. Gross profit margin, net of stock-based compensation, decreased from 49.8% for the three months ended April 30, 2000 to 40.2% for the three months ended April 30, 2001. During the three months ended April 30, 2001, we decided to "end-of-life" the 7100 product line and apply our knowledge in the SAN-to-SAN arena to the iSCSI market which we believe will be the open systems application having broad customer and industry support. This resulted in an inventory write off of approximately $325,000 during the three months ended April 30, 2001. The decrease in gross profit was primarily due to this write-off and, to a lesser extent, product mix.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of $187,000 and $87,000 during the three months ended April 30, 2000 and 2001, respectively, increased 43.6% from $3.0 million for the three months ended April 30, 2000 to $4.3 million for the three months ended April 30, 2001. This increase in sales and marketing expenses for the three months ended April 30, 2001 was primarily due to increased consulting and professional services of approximately $180,000, increased depreciation of approximately $50,000 and the hiring of additional sales and marketing personnel resulting in approximately $800,000 of increased compensation expense. Sales and marketing personnel totaled 57 at April 30, 2000 and 71 at April 30, 2001. As a percentage of total revenue, sales and marketing expenses increased from 28.8% for the three months ended April 30, 2000 to 43.3% for the three months ended April 30, 2001. We anticipate that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of total revenue, due to the planned expansion of our sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

         Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of increased stock-based compensation of $152,000 and $82,000 during the three months ended April 30, 2000 and 2001, respectively, increased 40.3% from $2.8 million for the three months ended April 30, 2000 to $4.0 million for the three months ended April 30, 2001. This increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $540,000 of increased compensation expense, increased consulting and professional services of approximately $300,000 and approximately $130,000 of increased depreciation expense. Research and development personnel totaled 71 at April 30, 2000 and 79 at April 30, 2001. As a percentage of total revenue, research and development expenses increased from 26.9% for the three months ended April 30, 2000 to 39.8% for the three months ended April 30, 2001. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

         General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of increased stock-based compensation of $18.0 million and $2.0 million during the three months ended April 30, 2000 and 2001, respectively, increased 2.8% from $2.3 million for the three months ended April 30, 2000 to $2.4 million for the three months ended April 30, 2001. This increase in general and administrative expenses was primarily due to the hiring of administrative personnel resulting in approximately $90,000 of increased compensation expense for the three months ended April 30, 2001 which were necessary to manage and support the growth in our business as a public company. General and administrative personnel totaled 37 at April 30, 2000 and 46 at April 30, 2001. As a percentage of total revenue, general and administrative expenses decreased from 182.8% for the three months ended April 30, 2000 to 42.4% for the three months ended April 30, 2001. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate growth, add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

COMPARISON OF SIX MONTHS ENDED APRIL 30, 2000 AND 2001

         Revenue. Total revenue increased 1.4% from $19.9 million for the six months ended April 30, 2000 to $20.2 million for the six months ended April 30, 2001. Without the inclusion of Polaris products and services, total revenue decreased 9.3% for the six months ended April 30, 2001 compared to the same period in fiscal 2000.

         Product revenue. Product revenue increased 0.2% from $19.7 million for the six months ended April 30, 2000 to $19.7 million for the six months ended April 30, 2001. As a percentage of total revenue, product revenue decreased from 98.8% for the six months ended April 30, 2000 to 97.6% for the six months ended April 30, 2001. The increase in product revenue resulted from increased sales of our storage router product family through an increased customer base and increased sales to our significant OEMs, customers, distributors, resellers and system integrators in conjunction with a growing demand for storage routers. This broadened revenue base was also evidenced by volume from our top nine customers representing 75.0% of our total revenue, three of which individually accounted for 10.0% or more of our revenue. In the past 12 months, we deployed our sales team throughout the United States and Europe which tripled our U.S. field sales and support offices and added offices in the United Kingdom and Germany. This field sales force is strategically located near key accounts to provide better service and drive demand creation through joint sales calls with our partners. In addition, we launched our third generation technology, the Crossroads 4x50 line of high-performance intelligent routers that enable companies to realize the benefits of managing their mission critical data using applications such as server-free backup and LAN-free backup while protecting the investments made in their current enterprise systems. Our 4x50 line accounted for approximately 10.5% and 60.2% of our product revenue during the six months ended April 30, 2000 and 2001, respectively.

         Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 101.7% from $237,300 for the six months ended April 30, 2000 to $479,000 for the six months ended April 30, 2001. The increase for the six months ended April 30, 2001 was due to the license of a product design and royalties of $422,000 in that period.

         Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $168,000 and $72,000 during the six months ended April 30, 2000 and 2001, respectively, increased 7.0% from $10.2 million for the six months ended April 30, 2000 to $10.9 million for the six months ended April 30, 2001. Gross profit, net of stock-based compensation, decreased 4.6% from $9.7 million for the six months ended April 30, 2000 to $9.2 for the six months ended April 30, 2001. Gross profit margin, net of stock-based compensation, decreased from 48.7% for the six months ended April 30, 2000 to 45.8% for the six months ended April 30, 2001. During the six months ended April 30, 2001, we decided to "end-of-life" the 7100 product line and apply our knowledge in the SAN-to-SAN arena to the iSCSI market which we believe will be the open systems application having broad customer and industry support. This resulted in an inventory write off of approximately $325,000 during the six months ended April 30, 2001. The decrease in gross profit was primarily due to this write-off and, to a lesser extent, product mix.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of $378,000 and $135,000 during the six months ended April 30, 2000 and 2001, respectively, increased 59.7% from $5.2 million for the six months ended April 30, 2000 to $8.4 million for the six months ended April 30, 2001. This increase in sales and marketing expenses for the six months ended April 30, 2001 was primarily due to increased consulting and professional services of approximately $270,000, increased tradeshow related expenses of approximately $110,000, increased equipment related expenses of approximately $170,000, increased depreciation of approximately $140,000 and the hiring of additional sales and marketing personnel resulting in approximately $1.4 million of increased compensation expense. Sales and marketing personnel totaled 57 at April 30, 2000 and 71 at April 30, 2001. As a percentage of total revenue, sales and marketing expenses increased from 28.2% for the six months ended April 30, 2000 to

42.1% for the six months ended April 30, 2001. We anticipate that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of total revenue, due to the planned expansion of our sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

         Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of increased stock-based compensation of $314,000 and $347,000 during the six months ended April 30, 2000 and 2001, respectively, increased 66.3% from $4.8 million for the six months ended April 30, 2000 to $8.0 million for the six months ended April 30, 2001. This increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $1.2 million of increased compensation expense, increased prototyping costs of approximately $250,000 related to the ongoing development of an expanded product line, increased consulting and professional services of approximately $650,000 and approximately $300,000 of increased depreciation expense. Research and development personnel totaled 71 at April 30, 2000 and 79 at April 30, 2001. As a percentage of total revenue, research and development expenses increased from 25.8% for the six months ended April 30, 2000 to 41.4% for the six months ended April 30, 2001. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

         General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of increased stock-based compensation of $18.3 million and $4.2 million during the six months ended April 30, 2000 and 2001, respectively, increased 34.1% from $3.6 million for the six months ended April 30, 2000 to $4.9 million for the six months ended April 30, 2001. This increase in general and administrative expenses was primarily due to increased legal costs associated with patent infringement lawsuits of approximately $1.2 million and the hiring of administrative personnel which were necessary to manage and support the growth in our business as a public company. General and administrative personnel totaled 37 at April 30, 2000 and 46 at April 30, 2001. As a percentage of total revenue, general and administrative expenses decreased from 110.0% for the six months ended April 30, 2000 to 44.8% for the six months ended April 30, 2001. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate growth, add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

OTHER INCOME, NET

         Other income, net. Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was $2.2 million and $1.7 million in the six months ended April 30, 2000 and 2001, respectively, representing 11.0% and 8.4% of total revenue respectively. The decrease in other income, net was primarily due to decreased cash, cash equivalents and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity at April 30, 2001 consisted of $49.4 million in cash and cash equivalents and $2.0 million in short-term investments.

         At April 30, 2000, we had a bank credit facility, which includes a revolving line of credit providing borrowings up to the lesser of (a) $2.5 million or (b) 80% of eligible accounts receivable plus 25% of eligible inventories, as well as an equipment loan agreement providing for financing of up to $1.9 million. The line of credit and equipment loan agreement contain provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis.

         In January 2001, the Company extended its existing line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2002. As of April 30, 2001, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

         In February 2000, we entered into a $1.0 million letter of credit in connection with the lease requirements of our new facility.

         Cash utilized by operating activities was $2.6 million for the six months ended April 30, 2000 as compared to $5.9 million for the six months ended April 30, 2001. The increase in net cash utilized reflected increased working capital of $4.1 million required to fund the expansion of our operations offset by a decrease in non-cash items such as depreciation, amortization and stock based compensation of approximately $7.4 million.

         Cash provided by investing activities was $7.3 million for the six months ended April 30, 2000 as compared to $12.5 million for the six months ended April 30, 2001. The increase in net cash provided reflected the maturity of held-to-maturity investments, net of purchases, of $15.6 million during the six months ended April 30, 2001 compared to $11.9 million during the six months ended April 30, 2000 offset by a decrease in capital expenditures during the period. Capital expenditures were $5.7 million and $3.2 million for the six months ended April 30, 2000 and 2001, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our business expansion. We anticipate additional capital expenditures through fiscal 2001 of at least $4.8 million to fund our purchase of a new enterprise resource planning system; leasehold improvements; costs associated with the transition to an in-house facility of the final assembly and test portions of our manufacturing process, including modification to our facilities and test and other manufacturing equipment; and equipment and software to support our projected growth in personnel.

         Cash utilized by financing activities was $2.3 million for the six months ended April 30, 2000 as compared to cash provided by financing activities of $403,000 for the six months ended April 30, 2001. The increase in cash provided by financing activities reflected the payment of our existing debt of $2.4 million during the six months ended April 30, 2000 in addition to an increase of approximately $289,000 in proceeds from issuance of common stock during the six months ended April 30, 2001. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which amount includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August 1999), product sales and, to a lesser extent, bank debt (equipment loan).

         We believe the net proceeds we received from our initial public offering, together with our existing cash balances, the net proceeds from the sale of our Series E preferred stock in August 1999 and our credit facilities, will be sufficient to meet our capital requirements through at least the next 24 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. On March 21, 2000, we consummated our acquisition of Polaris Communications, Inc. and we may enter into additional acquisitions or strategic arrangements in the future that also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

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

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Effective November 1, 2000, we adopted SAB 101. The adoption of SAB 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was $130,000, which has been included in net loss for the six months ended April 30, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Condensed Consolidated Statements of Operations reflect the net loss and net loss per share assuming the Company had retroactively applied SAB 101 to all periods presented.

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

WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

         We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of April 30, 2001, we had an accumulated deficit of $86.8 million. We cannot be certain that we will be able to sustain growth rates that we will need to realize sufficient revenue to achieve profitability. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

WE HAVE EXPERIENCED AND EXPECT TO CONTINUE TO EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUE AND OPERATING RESULTS, WHICH MAY RESULT OF VOLATILITY IN OUR STOCK PRICE.

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

         o the deferrals of customer orders in anticipation of new products, services or product enhancements from us or our competitors or from other providers of storage area network products; and

         o the rate at which new markets emerges for products we are currently developing.

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

         We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001 and we filed a motion to dismiss. The litigation is at an early stage and it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, that we might incur in connection with such actions. An adverse judgment may have a material adverse effect on our business and financial performance. See Item 1, Financial Statements (Unaudited) - Note 6 to Notes to Condensed Consolidated Financial Statements.

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

         We currently have only three principal products within our storage router product family that we sell in commercial quantities. In particular, sales of our 4100 and 4200 products have accounted for the vast majority of our product revenue to date. To reduce our dependence on these products, we must successfully develop and introduce to market new products and product enhancements in a timely manner. On September 1, 2000, we began notifying our customers that our 4100 product was at its "end of life." Customers who purchased the 4100 product are migrating to our next generation of products that we refer to as the 4x50 product line. Sales of our 4x50 product accounted for approximately 10.5% and 60.2% of our product revenue during the six months ended April 30, 2000 and 2001, respectively. During the six months ended April 30, 2001, we decided to "end of life" the 7100 product line and apply our knowledge in the SAN-to-SAN arena to the iSCSI market which we believe will be the open systems application having broad customer and industry support. Even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance that could reduce our revenue.

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

         In fiscal 1998, 1999, 2000, and the six months ended April 30, 2001, approximately 90%, 85%, 77%, and 68% of our revenue, respectively, was derived from six customers. In fiscal 2000, Compaq and StorageTek represented 33% and 21% of our total revenue, respectively. During the six months ended April 30, 2001, Compaq and StorageTek represented 3% and 17% of our total revenue, respectively. During fiscal 2000, we recorded a $1.1 million return resulting from StorageTek's shift in demand to our newer products. Moreover, Compaq discontinued purchasing our 4100/4200 line of storage routers and plans to internally manufacture its own solution. In addition, in April 2001, ADIC informed us that it intends to transition out of our router products upon consummation of its acquisition of Pathlight Technology. If the level of StorageTek's purchases fails to return to previous levels and if we are unable to replace the revenue lost due to Compaq's and ADIC's transition away from our line of storage routers, our results of operations and future prospects will suffer.

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

         In traditional computer networks, system backup is accomplished by transferring data from applications and databases over the servers used in the network to tape drives or other media where the data is safely stored. Tape storage devices generally rely on an SCSI connection to interface with the network in receiving and transmitting data. Our routers enable these SCSI-based storage devices to interface with the Fibre Channel-based components of the SAN. Because our routers allow communication between SCSI storage devices and a Fibre Channel SAN, organizations are able to affect their backup processes over the SAN rather than through the computer network, enabling the servers of the network to remain available for other computing purposes. We currently derive the majority of our revenue from sales of storage routers that are used to connect SCSI-based tape storage systems with SANs. The introduction of tape storage systems that incorporate Fibre Channel interfaces would enable tape storage devices to communicate directly with SANs, without using storage routers. We are aware that a number of manufacturers of storage systems, including several of our current customers, are developing tape storage systems with embedded Fibre Channel interfaces, with products expected to be introduced to market in the near future. If these or other manufacturers are successful in introducing Fibre Channel-based storage systems, demand for our storage router products would be materially reduced and our revenue would decline.

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

         Networking products such as ours may contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors have been found in the past and may be found from time to time in the future. For example in July, 2000, we voluntarily issued a "stop-ship" on our 4x50 line and part of our 4200 line due to firmware issues, which negatively affected our product revenue during fiscal 2000. In addition, our products include components from a number of third-party vendors. We rely on the quality testing of these vendors to ensure the adequate operation of their products. Because our products are manufactured with a number of components supplied by various third-party sources, should problems occur in the operation or performance of our products, it may be difficult to identify the source. In addition, our products are deployed within SANs from a variety of vendors. Therefore, the occurrence of hardware and software errors, whether caused by our or another vendor's SAN products, could adversely affect sales of our products. Furthermore, defects may not be discovered until our products are already deployed in the SAN. These errors also could cause us to incur significant warranty, diagnostic and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

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

WE HAVE INCREASED OUR INTERNATIONAL SALES ACTIVITIES, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

         As of April 30, 2001, our executive officers and directors beneficially own approximately 32.6% of the total voting power of our company. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT, DELAY OR IMPEDE A CHANGE IN CONTROL OF US AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

         Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. We also are subject to the anti-takeover laws of the State of Delaware that may discourage, delay or prevent someone from acquiring or merging with us, which may adversely affect the market price of our common stock.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Effective November 1, 2000, we adopted SAB 101. While SAB 101 will not affect the fundamental aspects of our operations as measured by product shipments and cash flows, implementation of SAB 101 will affect our reported results of operations. It is possible that SAB 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet the expectations of securities analysts for any period. The adoption of SAB 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was $130,000, which has been included in net income for the six months ended April 30, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Condensed Consolidated Statements of Operations reflect the net loss and net loss per share assuming we had retroactively applied SAB 101 to all periods presented. We are also considering potential changes to the terms of our sales agreements for equipment sales that could mitigate the impact of SAB 101.

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

         On April 14, 2000, we filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of our patents with their SAN Data Gateway Router. Pathlight was subsequently acquired by Advanced Digital Information Corporation on May 11, 2001. In June 2001, ADIC paid us $15.0 million in connection with the settlement of this lawsuit. In exchange for the payment, we granted ADIC a non-exclusive license under the related patent.

         On May 19, 2000, Chaparral filed a counter-suit against us alleging tortuous interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that we have made statements that Chaparral has infringed our patent rights and that these statements are false and defamatory. The Plaintiff's in the above case moved to have this matter dismissed, which the judge ordered, with prejudice in April 2001.

         We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001 and we filed a motion to dismiss. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. We deny the allegations in the complaint and intends to defend ourselves vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on March 2, 2001, our stockholders voted on the following matters:

(1) The election of two Class I directors, two Class I directors and two Class III directors to serve until our 2002, 2003 and 2004 annual meetings, respectively, or until his or her successor has been elected and qualified. The nominees of the board of directors were elected by the following vote:


                                IN FAVOR               WITHHELD
CLASS I DIRECTORS

David L. Riegel                 22,107,850              173,052
                                ----------             ----------
Brian R. Smith                  22,199,157               81,745
                                ----------             ----------
CLASS II DIRECTORS

Richard D. Eyestone             22,110,295              170,607
                                ----------             ----------
William P. Wood                 22,106,580              174,322
                                ----------             ----------
CLASS III DIRECTORS

Morton L. Topfer                22,206,350               74,552
                                ----------             ----------
Paul S. Zito                    22,205,932               74,970
                                ----------             ----------

(2) The approval of an amendment to our 1999 Stock Incentive Plan to increase the number of shares of our common stock authorized to be issued under the plan by 1,000,000 shares and to amend the plan to increase the amount of the share reserve under the plan which will increase on the first trading day of each calendar year, beginning with the calendar year 2002, from two percent of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year (subject to a maximum annual increase of 500,000 shares) to four percent of such outstanding shares (subject to a maximum annual increase of 1,000,000 shares). This amendment was approved by a vote of 21,053,975 shares in favor, 1,152,205 shares opposed and 74,722 shares abstaining.

(3) Approve the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending October 31, 2001. The appointment was approved by a vote of 22,185,461 shares in favor, 33,345 shares opposed and 62,096 shares abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit Index


EXHIBIT NUMBER            DESCRIPTION
--------------            -----------
   10.16                  Settlement and License Agreement dated June 12, 2001
                          by and between Crossroads Systems, Inc. and Advanced
                          Digital Information Corporation

         (b) Reports on Form 8-K

         Crossroads did not file any current reports on Form 8-K during the three months ended April 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CROSSROADS SYSTEMS, INC.

                               By:      /s/ REAGAN Y. SAKAI
                                        ---------------------------------------
                                        Reagan Y. Sakai
                                        Vice-President, Chief Financial Officer
                                        Secretary and Treasurer

           June 14, 2001       /s/ BRIAN R. SMITH
           -------------       ------------------------------------------------
              (Date)           Brian R. Smith
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)

           June 14, 2001       /s/ REAGAN Y. SAKAI
           -------------       ------------------------------------------------
              (Date)           Reagan Y. Sakai
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
EXHIBIT 10.16     Settlement and License Agreement dated June 12, 2001 by and between Crossroads Systems, Inc. and Advanced Digital
                  Information Corporation