Form 10-Q
period 2001-07-31
CROSSROADS SYSTEMS INC
filed 2001-09-14
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    As of September 1, 2001, Registrant had outstanding 27,948,528 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of October 31, 2000 and
            July 31, 2001...................................................................   3

          Condensed  Consolidated  Statements of Operations for the three and nine months
            ended July 31, 2000 and 2001....................................................   4

          Condensed Consolidated  Statements of Cash Flows for the nine months ended
            July 31, 2000 and 2001..........................................................   5

          Notes to Condensed Consolidated Financial Statements..............................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................   12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................   29

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................   30

Item 6.   Exhibits and Reports on Form 8-K..................................................   30

SIGNATURES..................................................................................   31

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                               OCTOBER 31,      JULY 31,
                                                                                  2000            2001
                                                                              ------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................................   $     42,447    $     50,719
   Short-term investments .................................................         17,591          10,000
                                                                              ------------    ------------
      Total cash, cash equivalents and short-term investments .............         60,038          60,719
   Accounts receivable, net of allowance for doubtful accounts
      of $231 and $375, respectively ......................................          5,590           4,206
   Inventories, net .......................................................          3,918           3,023
   Prepaids and other current assets ......................................          2,037           1,539
                                                                              ------------    ------------
      Total current assets ................................................         71,583          69,487
Notes receivable from related party, net ..................................            159             195
Property and equipment, net ...............................................         10,062          11,395
Intangibles, net ..........................................................         35,686           1,067
Other assets ..............................................................            558             745
                                                                              ------------    ------------
       Total assets .......................................................   $    118,048    $     82,889
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................................   $      4,852    $      6,607
   Accrued expenses .......................................................          2,933           2,283
   Accrued warranty costs .................................................            414             574
   Deferred revenue .......................................................          1,097             924
                                                                              ------------    ------------
      Total current liabilities ...........................................          9,296          10,388
Commitments and contingencies
Stockholders' equity:
   Common stock, $.001 par value, 175,000,000 shares authorized,
      27,690,673 and 27,948,153 shares issued and outstanding,
      respectively ........................................................             28              28
   Additional paid-in capital .............................................        183,390         185,453
   Deferred stock-based compensation ......................................         (9,734)         (4,969)
   Notes receivable from stockholders .....................................           (249)           (166)
   Accumulated deficit ....................................................        (64,448)       (107,588)
   Treasury stock at cost (405,961 and 445,164 shares, respectively) ......           (235)           (257)
                                                                              ------------    ------------
      Total stockholders' equity ..........................................        108,752          72,501
                                                                              ------------    ------------
      Total liabilities and stockholders' equity ..........................   $    118,048    $     82,889
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                  JULY 31,                      JULY 31,
                                                                        ---------------------------    ----------------------------
                                                                            2000           2001            2000            2001
                                                                        ------------   ------------    ------------    ------------
Revenue:
     Product revenue .................................................  $      4,630   $      7,731    $     24,309    $     27,441
     Other revenue ...................................................           149            699             386           1,177
                                                                        ------------   ------------    ------------    ------------
          Total revenue ..............................................         4,779          8,430          24,695          28,618
Cost of revenue (including stock-based compensation
     expense of $73, $28, $242 and $100, respectively) ...............         4,189          5,240          14,578          16,253
                                                                        ------------   ------------    ------------    ------------
Gross profit .........................................................           590          3,190          10,117          12,365
                                                                        ------------   ------------    ------------    ------------
Operating expenses:
     Sales and marketing (including stock-based compensation
          expense of $3,926, $54, $4,305 and $189, respectively) .....         7,270          3,751          12,882          12,245
     Research and development (including stock-based
          compensation expense of $131, $52, $444 and $399,
          respectively) ..............................................         4,187          4,572           9,322          12,936
     General and administrative (including stock-based
          compensation expense of $2,154, $1,145, $20,417
          and $5,318, respectively) ..................................         4,367          3,806          26,267          12,857
     Amortization of intangibles .....................................         3,596          2,418           5,212           9,610
     Write-down of intangibles .......................................            --         25,007              --          25,007
     Litigation settlement ...........................................            --        (15,000)             --         (15,000)
                                                                        ------------   ------------    ------------    ------------
          Total operating expenses ...................................        19,420         24,554          53,683          57,655
                                                                        ------------   ------------    ------------    ------------
Loss from operations .................................................       (18,830)       (21,364)        (43,566)        (45,290)
Other income (expense):
     Interest income .................................................         1,003            583           3,302           2,265
     Interest expense ................................................            (2)            --             (33)             --
     Other income (expense) ..........................................            (1)            (1)            (87)             15
                                                                        ------------   ------------    ------------    ------------
          Other income, net ..........................................         1,000            582           3,182           2,280
                                                                        ------------   ------------    ------------    ------------
Net loss before cumulative effect of accounting change ...............       (17,830)       (20,782)        (40,384)        (43,010)
Cumulative effect of accounting change ...............................            --             --              --            (130)
                                                                        ------------   ------------    ------------    ------------
Net loss .............................................................  $    (17,830)  $    (20,782)   $    (40,384)   $    (43,140)
                                                                        ============   ============    ============    ============
Basic and diluted net loss per share:
     Before cumulative effect of accounting change ...................  $      (0.67)  $      (0.75)   $      (1.55)   $      (1.56)
     Cumulative effect of accounting change ..........................            --             --              --           (0.01)
                                                                        ------------   ------------    ------------    ------------
          Basic and diluted net loss per share .......................  $      (0.67)  $      (0.75)   $      (1.55)   $      (1.57)
                                                                        ============   ============    ============    ============
Pro forma amounts assuming accounting change is applied retroactively:
     Net loss ........................................................  $     17,136   $         --    $     40,554    $         --
     Net loss per share, basic and diluted ...........................  $      (0.64)  $         --    $      (1.55)   $         --
Shares used in computing basic and diluted net loss per share ........    26,677,275     27,535,887      26,134,537      27,408,137
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        NINE MONTHS ENDED
                                                                            JULY 31,
                                                                       2000          2001
                                                                    ----------    ----------
Cash flows from operating activities:
   Net loss .....................................................   $  (40,384)   $  (43,140)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation ..............................................        1,895         3,648
      Amortization of intangibles ...............................        5,212         9,610
      Write-down of intangibles .................................           --        25,007
      Stock-based compensation ..................................       25,408         6,006
      Provision for doubtful accounts receivable ................          123           144
      Provision for excess and obsolete inventories .............        1,942           656
      Amortization  of note  receivable from related party ......            5            --
   Changes in assets and liabilities:
      Accounts receivable .......................................         (898)        1,240
      Inventories ...............................................       (3,586)          239
      Prepaids and other current assets .........................       (1,353)          498
      Accounts payable ..........................................        2,194         1,755
      Accrued expenses ..........................................        1,053          (650)
      Accrued warranty costs ....................................           23           160
      Deferred revenue and other ................................          505          (183)
                                                                    ----------    ----------
      Net cash provided by (used in) operating activities .......       (7,861)        4,990
                                                                    ----------    ----------
Cash flows from investing activities:
   Purchase of property and equipment ...........................       (8,266)       (4,981)
   Cash acquired, net of payments for business acquisitions .....        1,013            --
   Purchase of held-to-maturity investments .....................       (7,590)      (11,967)
   Maturity of held-to-maturity investments .....................       19,500        19,558
   Payment of note receivable from related party ................           59            59
   Other assets .................................................         (138)         (187)
                                                                    ----------    ----------
      Net cash provided by investing activities .................        4,578         2,482
                                                                    ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock .......................          962           823
   Costs associated with initial public offering ................         (115)           --
   Purchase of treasury stock ...................................           (2)          (22)
   Repayment of long-term indebtedness ..........................       (2,356)           --
   Other ........................................................          (36)           (1)
                                                                    ----------    ----------
      Net cash provided by (used in) financing activities .......       (1,547)          800
                                                                    ----------    ----------
Net increase in cash and cash equivalents .......................       (4,830)        8,272
Cash and cash equivalents, beginning of period ..................       61,320        42,447
                                                                    ----------    ----------
Cash and cash equivalents, end of period ........................   $   56,490    $   50,719
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

    The results of operations for the three and nine months ended July 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

    The purchase price was allocated to the assets acquired and liabilities assumed based on Crossroads' estimates of fair value. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company and consists of proven research and development, the in-place workforce and the installed customer base. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $41.3 million. The assigned values are being amortized on a straight-line basis. Amortization of intangibles totaled approximately $3.6 and $2.4 million for the three months ended July 31, 2000 and 2001, respectively.

    During the fiscal quarter ended July 31, 2001, in response to uncertain macroeconomic conditions and the resulting decline in demand and product revenue, management reassessed Crossroads' product strategy, initiated a market sizing exercise on its core business and examined the expense structure in an attempt to realign its business plan to achieve profitability. The strategic review triggered a reduction in force and an impairment evaluation of the intangible assets related to the Polaris acquisition as there were indications that the carrying amounts might not be recoverable based on the expected undiscounted cash flows from the Polaris business unit. Based on a valuation prepared by an independent third-party appraisal company, Crossroads recorded a write-down of these intangible assets totaling $25.0 million.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    The Company's allocation of the purchase price and the resulting assigned values for the net assets acquired are as follows:

                                                VALUE ASSIGNED       AMORTIZABLE
                                                TO NET ASSETS           LIFE
BALANCE SHEET CATEGORY                             ACQUIRED            (YEARS)
----------------------                          --------------       -----------
Intangible assets:
   Proven research and development ..........      $  1,030             5 - 7
   In-place workforce .......................         1,800                 4
   Customer base ............................           340                 5
   Goodwill .................................        41,324                 3
                                                   --------
                                                     44,494
Less:
   Accumulated amortization .................       (18,420)
   Write-down of intangibles ................       (25,007)
                                                   --------
Intangible assets, net at July 31, 2001 .....      $  1,067
                                                   ========
Other assets, net of liabilities assumed ....      $  2,121
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

                                 PRO FORMA
                              NINE MONTHS ENDED
                                  JULY 31,
                              2000        2001
                            --------    --------
Total revenue ...........   $ 26,737    $ 28,618
Net loss ................    (46,031)    (43,140)
Net loss per share ......   $  (1.76)   $  (1.57)

3. INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

    Inventories consist of the following:

                                                                   OCTOBER 31,      JULY 31,
                                                                      2000            2001
                                                                  ------------    ------------
Raw materials .................................................   $      4,154    $      3,741
Work-in-process ...............................................            183              55
Finished goods ................................................          1,670           1,091
                                                                  ------------    ------------
                                                                         6,007           4,887
        Less: Allowance for excess and obsolete inventory .....         (2,089)         (1,864)
                                                                  ------------    ------------
                                                                  $      3,918           3,023
                                                                  ============    ============

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                OCTOBER 31,      JULY 31,
                                                                   2000            2001
                                                               ------------    ------------
Equipment ..................................................   $     12,013    $     16,782
Furniture and fixtures .....................................          1,911           1,977
Leasehold improvements .....................................            916             916
                                                               ------------    ------------
                                                                     14,840          19,675
         Less: accumulated depreciation and amortization ...         (4,778)         (8,280)
                                                               ------------    ------------
                                                               $     10,062    $     11,395
                                                               ============    ============

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. CONCENTRATIONS

    The Company's sales are primarily concentrated in the United States and are primarily derived from sales to original equipment manufacturers in the computer storage and server industry. The Company had trade accounts receivable from four customers, which comprised approximately 51% and 53% of total trade accounts receivable at October 31, 2000 and July 31, 2001, respectively. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses and product sales returns.

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

    The percentage of sales to significant customers was as follows:

                                                         YEAR ENDED         NINE MONTHS ENDED
                                                         OCTOBER 31,            JULY 31,
                                                            2000                  2001
                                                         -----------        -----------------
  Customer A...........................                       33%                   2%
  Customer B...........................                       21%                  21%
  Customer C...........................                        7%                  10%
  Customer D...........................                        6%                  17%

      The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company's financial condition or results of operations. During April 2001, Advanced Digital Information Corporation ("ADIC"), Customer C above, informed the Company that it intends to transition out of its router products upon consummation of its acquisition of Pathlight Technology, Inc. ("Pathlight"), which they subsequently completed on May 11, 2001. Sales to ADIC were approximately $2.3 million and $3.0 million during the year ended October 31, 2000 and the nine months ended July 31, 2001, respectively. In April, we decided to write off inventory specifically related to ADIC resulting in a charge of $47,000.

6. LINE OF CREDIT

    In January 2001, the Company extended its existing line of credit with its bank. The committed revolving line is an advance of up to $3 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2002.

7. COMMITMENTS AND CONTINGENCIES

    Legal Proceedings

    On March 31, 2000, Crossroads filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of its patents (5,941,972, hereinafter "972 patent") with some of their products. In September, the jury found that the 972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning have infringed all claims of the Crossroads 972 patent. As a result, the Company was awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Crossroads will be pursuing an injunction based on the jury's finding of infringement. The federal judge in this matter will consider assessing punitive damages, which could treble the actual damages. The Court will also consider the imposition of reasonable attorney's fees.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    On April 14, 2000, Crossroads filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of its patents with their SAN Data Gateway Router. Pathlight was subsequently acquired by ADIC on May 11, 2001. In June 2001, ADIC paid the Company $15.0 million in connection with the settlement of this lawsuit, this payment was recognized in the statement of operations for the three and nine months ended July 31, 2001. In connection with the settlement of the lawsuit, the Company granted ADIC a non-exclusive license under the related patent.

    On May 19, 2000, Chaparral filed a counter-suit against Crossroads alleging tortuous interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that the Company has made statements that Chaparral has infringed the Company's patent rights and that these statements are false and defamatory. The Company moved to have this matter dismissed, which the judge ordered, with prejudice in April 2001.

    The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company continues to deny the allegations in the complaint and intends to defend itself vigorously. On August 10, 2001, the court denied the Company's motion to dismiss the consolidated amended complaint. The class action lawsuit is still at an early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit. The inability of the Company to prevail in this action could have a material adverse effect on the Company's future business, financial condition and results of operations.

    Other

    If the Company reduces or cancels production orders with its third party contract manufacturer, the Company may be required to reimburse its contract manufacturer for materials purchased on its behalf.

8. STOCK-BASED COMPENSATION

    In connection with the grant of certain stock options to our employees and directors, the Company recorded deferred compensation aggregating $19.6 million in 1998, 1999, 2000, and the nine months ended July 31, 2001, representing the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable individual options, generally four years. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. Of the total deferred compensation amount, approximately $14.6 million has been amortized as of July 31, 2001.

    The Company allocates stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           JULY 31,              JULY 31,
                                                     -------------------   -------------------
                                                       2000       2001       2000       2001
                                                     --------   --------   --------   --------
Cost of revenue ..................................   $     73   $     28   $    242   $    100
Sales and marketing ..............................      3,926         54      4,305        189
Research and development .........................        131         52        444        399
General and administrative .......................      2,154      1,145     20,417      5,318
                                                     --------   --------   --------   --------
               Total stock-based compensation ....   $  6,284   $  1,279   $ 25,408   $  6,006
                                                     ========   ========   ========   ========

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    We expect to amortize the remaining amounts of deferred stock-based compensation as of July 31, 2001 in the periods indicated (in thousands):

                                                                YEAR ENDED OCTOBER 31,
                                                ----------------------------------------------------
                                                  2001       2002       2003       2004      TOTAL
                                                --------   --------   --------   --------   --------
Cost of revenue .............................   $     23   $     56   $     12   $     --   $     91
Sales and marketing .........................         26         64         13         --        103
Research and development ....................         42         98         20         --        160
General and administrative ..................        965      2,542      1,011         97      4,615
                                                --------   --------   --------   --------   --------
        Total stock-based compensation ......   $  1,056   $  2,760   $  1,056   $     97   $  4,969
                                                ========   ========   ========   ========   ========

9. NET LOSS PER SHARE

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

    The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 4,721,061 and 5,564,803 for the nine months ended July 31, 2000 and 2001, respectively.

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Effective November 1, 2000, the Company adopted SAB 101. The adoption of SAB 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was $130,000, which has been included in net loss for the nine months ended July 31, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Condensed Consolidated Statements of Operations reflect the net loss and net loss per share assuming the Company had retroactively applied SAB 101 to all periods presented.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS 141") which requires that all business combinations be accounted for under the purchase method and defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 141 applies to business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company has not initiated any business combinations subsequent to June 30, 2001; therefore, the adoption SFAS No. 141 will not have a material impact on the Company's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangibles assets having indefinite useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently in the process of evaluating SFAS No. 142 and the effect it may have on our financial statements. As of this date, the Company does not expect SFAS No. 142 to have a material impact on our financial position or results of operations. In the event that SFAS No. 142 is determined to have a material impact on the Company's financial position or results of operations, the Company would be required to report such changes no later than the quarter ending January 31, 2002.

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

    Our mission is to be the company customers trust to link business with information regardless of technology or location. Our objective is to maintain our position as the leading provider of storage routing solutions as storage, server, and network technologies and markets continue to grow and evolve. Our strategy includes key elements such as providing products compatible with existing technologies to ensure connectivity for our customers, delivering products that are on the cutting edge of technology, expanding field sales force with coverage of key regional and OEM accounts, expanding distribution channels, emphasizing quality through our Crossroads Quality Management (CQM) Program and ensuring broad interoperability with CV-SAN testing and verification program with leading software vendors.

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

    We expanded our product line with the launch of our 4x50 family of storage routers. The 4x50 line enables companies to realize the benefits of managing their mission critical data using applications such as LAN-free and server-free backup. The 4x50 provides the broadest array of connectivity options for the departmental workgroup through the enterprise customer.

    During the three months ended July 31, 2001, we launched the 8000 storage router, which includes the Crossroads Visual Manager tm management software that increases intelligence on the SAN. The 8000 is the first in a new line of multi-protocol storage routers designed to connect storage devices into Fibre Channel and internet small computer system interface (iSCSI) storage networks, and InfiniBand fabrics.

    To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their storage area networks. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution. Recently, we have also begun to establish relationships to sell our products through storage service providers, or SSPs, an important new class of service providers that provide storage-related services to customers within Internet data centers and large metropolitan areas. A few OEM customers historically have accounted for a substantial portion of our revenue. During fiscal 1999 and 2000, sales to Compaq and StorageTek respectively accounted for 36% and 36%, and 33% and 21%. During the nine months ended July 31, 2001, sales to Compaq and StorageTek respectively accounted for 2% and 21% of our total revenue. This decrease in sales to Compaq and StorageTek during the nine months ended July 31, 2001 was offset by higher revenue through our expanded OEM revenue base including a new OEM relationship with Sun Microsystems under which medium to large businesses are given more bandwidth for data movement between Sun servers and S/390 class mainframes, where more than half of the world's data is stored and managed. This broadened revenue base was also evidenced by volume from our top nine customers representing 75% of our total revenue, four of which individually accounted for 10% or more of our revenue, during the nine months ended July 31, 2001.

    In the past, we have experienced fluctuation in the timing of orders from our OEM customers, and we expect to continue to experience these fluctuations in the future. During April 2001, ADIC informed us that it intends to transition out of our router products upon consummation of its acquisition of Pathlight Technology, Inc., which they subsequently completed on May 11, 2001. In April, we decided to write off inventory specifically related to ADIC resulting in a charge of $47,000. Other fluctuations have resulted from, among other things, OEM customers placing initial orders for our products for purposes of qualification and testing. As a result, we may report an increase in sales or a commencement of sales of a product in a quarter that will not be followed by similar sales in subsequent quarters as OEMs conduct qualification and testing.

    In June 2001, we received $15.0 million from ADIC in connection with the settlement of our patent infringement lawsuit filed against Pathlight Technology, Inc. Pathlight was acquired by ADIC in May 2001. In connection with the settlement of the lawsuit, we granted ADIC a non-exclusive license under the related patent.

    In March 2000, we consummated our acquisition of Polaris Communications, Inc. Polaris was a leading developer and marketer of System 390, or S/390, mainframe communication interfaces and systems delivering increased connectivity and bandwidth options to enterprise data centers, focusing on high-speed connections between open-systems and mainframes. During the fiscal quarter ended July 31, 2001, in response to deteriorating macroeconomic conditions and the resulting decline in demand and product revenue, we reassessed our product strategy, initiated a market sizing exercise on our core business and examined our expense structure in an attempt to realign our business plan to achieve profitability. The strategic review triggered a reduction in force and an impairment evaluation of the intangible assets related to the Polaris acquisition because of indications that the carrying amounts might not be recoverable based on the expected undiscounted cash flows from the Polaris business unit. Based on a valuation prepared by an independent third-party appraisal company, we recorded a write-down of these intangible assets totaling $25.0 million.

    A key element of our growth strategy is to expand our sales channels. To this end, we have established relationships with a number of distributors, resellers, storage service providers and system integrators. Our worldwide distribution channel accounted for approximately 4%, 10%, and 9% of our total sales during the fiscal years 1999, 2000, and the nine months ended July 31, 2001, respectively. Although we anticipate that revenue derived from sales to distributors, resellers and system integrators and through SSPs will increase as a percentage of our total revenue in future periods, we expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future.

    With respect to sales of our products to OEMs, we recognize product revenue when products are shipped and risk of loss has passed to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At July 31, 2001, our deferred revenue totaled $924,000. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

    In connection with the grant of stock options to our employees and directors, we recorded deferred compensation during fiscal 1998, 1999, 2000, and nine months ended July 31, 2001 aggregating approximately $19.6 million. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $14.6 million has been amortized as of July 31, 2001.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           JULY 31,              JULY 31,
                                                     -------------------   -------------------
                                                       2000       2001       2000       2001
                                                     --------   --------   --------   --------
Cost of revenue ..................................   $     73   $     28   $    242   $    100
Sales and marketing ..............................      3,926         54      4,305        189
Research and development .........................        131         52        444        399
General and administrative .......................      2,154      1,145     20,417      5,318
                                                     --------   --------   --------   --------
               Total stock-based compensation ....   $  6,284   $  1,279   $ 25,408   $  6,006
                                                     ========   ========   ========   ========

    We expect to amortize the remaining amounts of deferred stock-based compensation as of July 31, 2001 in the periods indicated (in thousands):

                                                                 YEAR ENDED OCTOBER 31,
                                                ----------------------------------------------------
                                                  2001       2002       2003       2004      TOTAL
                                                --------   --------   --------   --------   --------
Cost of revenue .............................   $     23   $     56   $     12   $     --   $     91
Sales and marketing .........................         26         64         13         --        103
Research and development ....................         42         98         20         --        160
General and administrative ..................        965      2,542      1,011         97      4,615
                                                --------   --------   --------   --------   --------
        Total stock-based compensation ......   $  1,056   $  2,760   $  1,056   $     97   $  4,969
                                                ========   ========   ========   ========   ========

    We have seven patents issued, two allowed and seventeen patent applications pending in the United States Patent and Trademark Office with respect to our technology. We have twenty-four pending international patent applications (three in Australia, six in Canada, seven in the European Patent Office, two in Hong Kong, and six in Japan). We also have eleven international patent applications pending under the Patent Cooperation Treaty. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to adequately protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology.

    We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $107.6 million at July 31, 2001. As of July 31, 2001, we had approximately $57.7 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history.

RESULTS OF OPERATIONS

    The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, including the aforementioned allocation of stock-based compensation for all periods presented. See Item 1, Financial Statements (Unaudited) - Note 7 to Notes to Condensed Consolidated Financial Statements.

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 JULY 31,                  JULY 31,
                                                          ---------------------     ---------------------
                                                            2000         2001         2000         2001
                                                          --------     --------     --------     --------
Revenue:
       Product revenue ................................       96.9%        91.7%        98.4%        95.9%
       Other revenue ..................................        3.1          8.3          1.6          4.1
                                                          --------     --------     --------     --------

             Total revenue ............................      100.0        100.0        100.0        100.0

Cost of revenue .......................................       87.7         62.2         59.0         56.8
                                                          --------     --------     --------     --------

Gross profit ..........................................       12.3         37.8         41.0         43.2

Operating expenses:
       Sales and marketing ............................      152.1         44.5         52.2         42.8
       Research and development .......................       87.6         54.2         37.7         45.2
       General and administrative .....................       91.4         45.2        106.4         44.9
       Amortization of intangibles ....................       75.2         28.7         21.1         33.6
       Write-down of intangibles ......................         --        296.6           --         87.4
       Litigation settlement ..........................         --       (177.9)          --        (52.4)
                                                          --------     --------     --------     --------

             Total operating expenses .................      406.3        291.3        217.4        201.5
                                                          --------     --------     --------     --------

Loss from operations ..................................     (394.0)      (253.5)      (176.4)      (158.3)

Other income, net .....................................       20.9          6.9         12.9          8.0
                                                          --------     --------     --------     --------

Net loss before cumulative effect of acct change ......     (373.1)      (246.6)      (163.5)      (150.3)

Cumulative effect of accounting change ................         --           --           --         (0.5)
                                                          --------     --------     --------     --------
Net loss ..............................................     (373.1)%     (246.6)%     (163.5)%     (150.8)%
                                                          ========     ========     ========     ========

COMPARISON OF THREE MONTHS ENDED JULY 31, 2000 AND 2001

    Revenue. Total revenue increased 76.4% from $4.8 million for the three months ended July 31, 2000 to $8.4 million for the three months ended July 31, 2001. Without the inclusion of Polaris products and services, total revenue increased 144% for the three months ended July 31, 2001 compared to the same period in fiscal 2000.

    Product revenue. Product revenue increased 67.0% from $4.6 million for the three months ended July 31, 2000 to $7.7 million for the three months ended July 31, 2001. As a percentage of total revenue, product revenue decreased from 96.9% for the three months ended July 31, 2000 to 91.7% for the three months ended July 31, 2001. This increase in product revenue, however, was substantially related to a product return of approximately $1.1 million resulting from StorageTek's shift in demand to our newer products during the comparable three months ended July 31, 2000. In addition, we have increased our customer base and increased sales to our other significant OEM and channel customers as evidenced by volume from our top four customers representing 75.0%, three of which individually accounted for 10.0% or more of our revenue. In addition, our distribution channel accounted for 7.2% of our total revenue.

    Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 370.5% from $149,000 for the three months ended July 31, 2000 to $699,000 for the three months ended July 31, 2001. During the three months ended July 31, 2001, we recognized approximately $610,000 in other revenue associated with granting a license to use certain technology acquired from Polaris. We expect to recognize the remaining $165,000 of this fee during the three months ended October 31, 2001.

    Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $73,000 and $28,000 during the three months ended July 31, 2000 and 2001, respectively, increased 26.6% from $4.1 million for the three months ended July 31, 2000 to $5.2 million for the three months ended July 31, 2001. Gross profit, net of stock-based compensation, increased 385.2% from $663,000 for the three months ended July 31, 2000 to $3.2 million for the three months ended July 31, 2001.

This increase in gross margin, however, was substantially related to a $1.3 million write-down of inventory resulting from the aforementioned shift in demand and Compaq's plan to transition out of our 4100/4200 router solutions during the comparable three months ended July 31, 2000. Gross profit margin, net of stock-based compensation, increased from 13.9% for the three months ended July 31, 2000 to 38.2% for the three months ended July 31, 2001.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of $3.9 million and $54,000 during the three months ended July 31, 2000 and 2001, respectively, increased 10.5% from $3.3 million for the three months ended July 31, 2000 to $3.7 million for the three months ended July 31, 2001. This increase in sales and marketing expenses for the three months ended July 31, 2001 was primarily due to the hiring of additional sales and marketing personnel resulting in approximately $441,000 of increased compensation expense. Sales and marketing personnel totaled 51 at July 31, 2000 and 60 at July 31, 2001. As a percentage of total revenue, sales and marketing expenses decreased from 152.1% for the three months ended July 31, 2000 to 44.5% for the three months ended July 31, 2001. We anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue, due to our ongoing sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

    Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of increased stock-based compensation of $131,000 and $52,000 during the three months ended July 31, 2000 and 2001, respectively, increased 11.4% from $4.1 million for the three months ended July 31, 2000 to $4.5 million for the three months ended July 31, 2001. This increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $175,000 of increased compensation expense and approximately $115,000 of increased depreciation expense. Research and development personnel totaled 79 at July 31, 2000 and 87 at July 31, 2001. As a percentage of total revenue, research and development expenses decreased from 87.6% for the three months ended July 31, 2000 to 54.2% for the three months ended July 31, 2001. We anticipate that research and development expenses may fluctuate as a percentage of total revenue, due to our ongoing research and development in developing our technologies and expanding our product offerings.

    General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of increased stock-based compensation of $2.2 million and $1.1 million during the three months ended July 31, 2000 and 2001, respectively, increased 20.3% from $2.2 million for the three months ended July 31, 2000 to $2.7 million for the three months ended July 31, 2001. This increase in general and administrative expenses was primarily due to the hiring of administrative personnel resulting in approximately $375,000 of increased compensation expense for the three months ended July 31, 2001. General and administrative personnel totaled 38 at July 31, 2000 and 40 at July 31, 2001. As a percentage of total revenue, general and administrative expenses decreased from 91.4% for the three months ended July 31, 2000 to 45.2% for the three months ended July 31, 2001. We anticipate that general and administrative expenses may fluctuate as a percentage of total revenue, as we add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

COMPARISON OF NINE MONTHS ENDED JULY 31, 2000 AND 2001

    Revenue. Total revenue increased 15.9% from $24.7 million for the nine months ended July 31, 2000 to $28.6 million for the nine months ended July 31, 2001. Without the inclusion of Polaris products and services, total revenue increased 10.6% for the nine months ended July 31, 2001 compared to the same period in fiscal 2000.

    Product revenue. Product revenue increased 12.9% from $24.3 million for the nine months ended July 31, 2000 to $27.4 million for the nine months ended July 31, 2001. As a percentage of total revenue, product revenue decreased from 98.4% for the nine months ended July 31, 2000 to 95.9% for the nine months ended July 31, 2001. The increase in product revenue resulted from increased sales of our storage router product family through an increased customer base and increased sales to our significant OEMs, customers, distributors, resellers and system integrators in conjunction with a growing demand for storage routers. This broadened revenue base was also evidenced by volume from our top nine customers representing 75.0% of our total revenue, four of which individually accounted for 10.0% or more of our revenue. In addition, we launched the Crossroads 4x50 line of high-performance intelligent routers that enable companies to realize the benefits of managing their mission critical data using applications such as server-free backup and LAN-free backup while protecting the investments made in their current enterprise systems. Our 4x50 line accounted for approximately 14.1% and 58.5% of our product revenue during the nine months ended July 31, 2000 and 2001, respectively.

    Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 205.2% from $386,000 for the nine months ended July 31, 2000 to $1.2 million for the nine months ended July 31, 2001. The increase for the nine months ended July 31, 2001 was due to the license of a product design and royalties of $244,000 in that period. In addition, we recognized approximately $610,000 in other revenue associated with a $775,000 fee received upon granting a license to use certain technology acquired from Polaris. We expect to recognize the remainder of the fee during the three months ended October 31, 2001.

    Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $242,000 and $100,000 during the nine months ended July 31, 2000 and 2001, respectively, increased 12.7% from $14.3 million for the nine months ended July 31, 2000 to $16.2 million for the nine months ended July 31, 2001. Gross profit, net of stock-based compensation, increased 20.3% from $10.4 million for the nine months ended July 31, 2000 to $12.5 for the nine months ended July 31, 2001. Gross profit margin, net of stock-based compensation, increased from 41.9% for the nine months ended July 31, 2000 to 43.6% for the nine months ended July 31, 2001. This increase was primarily due to higher margin OEM product sales, a higher margin product mix and significantly improved revenue linearity during the period.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of $4.3 million and $189,000 during the nine months ended July 31, 2000 and 2001, respectively, increased 40.6% from $8.6 million for the nine months ended July 31, 2000 to $12.1 million for the nine months ended July 31, 2001. This increase in sales and marketing expenses for the nine months ended July 31, 2001 was primarily due to increased consulting and professional services of approximately $172,000, increased tradeshow related expenses of approximately $90,000, increased equipment related expenses of approximately $245,000, increased depreciation of approximately $170,000 and the hiring of additional sales and marketing personnel resulting in approximately $2.6 million of increased compensation expense. Sales and marketing personnel totaled 51 at July 31, 2000 and 60 at July 31, 2001. As a percentage of total revenue, sales and marketing expenses decreased from 52.2% for the nine months ended July 31, 2000 to 42.8% for the nine months ended July 31, 2001. We anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue, due to our ongoing sales and marketing efforts and increased marketing activity that is intended to broaden awareness of the benefits of our products.

    Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of increased stock-based compensation of $444,000 and $399,000 during the nine months ended July 31, 2000 and 2001, respectively, increased 41.2% from $8.9 million for the nine months ended July 31, 2000 to $12.5 million for the nine months ended July 31, 2001. This increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $1.7 million of increased compensation expense, increased prototyping costs of approximately $164,000 related to the ongoing development of an expanded product line, increased consulting and professional services of approximately $1.2 million and approximately $415,000 of increased depreciation expense. Research and development personnel totaled 79 at July 31, 2000 and 87 at July 31, 2001. As a percentage of total revenue, research and development expenses increased from 37.7% for the nine months ended July 31, 2000 to 45.2% for the nine months ended July 31, 2001. We anticipate that research and development expenses may fluctuate as a percentage of total revenue, due to our ongoing research and development in developing our technologies and expanding our product offerings.

    General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of increased stock-based compensation of $20.4 million and $5.3 million during the nine months ended July 31, 2000 and 2001, respectively, increased 28.9% from $5.9 million for the nine months ended July 31, 2000 to $7.5 million for the nine months ended July 31, 2001. This increase in general and administrative expenses was primarily due to increased legal costs associated with patent infringement lawsuits of approximately $1.9 million. As a percentage of total revenue, general and administrative expenses decreased from 106.4% for the nine months ended July 31, 2000 to 44.9% for the nine months ended July 31, 2001. We anticipate that general and administrative expenses may fluctuate as a percentage of total revenue, as we add related infrastructure and incur expenses related to being a public company. However, if our revenue continues to increase, general and administrative expenses should decrease as a percentage of total revenue.

LITIGATION SETTLEMENT

    During the three months ended July 31, 2000, we received $15.0 million from ADIC in connection with the settlement of our patent infringement lawsuit filed against Pathlight Technology, Inc. Pathlight was acquired by ADIC in May 2001. In connection with the settlement of the lawsuit, we granted ADIC a non-exclusive license under the related patent.

OTHER INCOME, NET

    Other income, net. Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was $3.2 million and $2.3 million in the nine months ended July 31, 2000 and 2001, respectively, representing 12.9% and 8.0% of total revenue respectively. The decrease in other income, net was primarily due to decreased interest income on short-term investments resulting from weakening macro-economic conditions and, thus, lower yields on our investments.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity at July 31, 2001 consisted of $50.7 million in cash and cash equivalents and $10.0 million in short-term investments.

    In January 2001, the Company extended its existing line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2002. As of July 31, 2001, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

    In February 2000, we entered into a $1.0 million letter of credit in connection with the lease requirements of our new facility.

    Cash utilized by operating activities was $7.9 million for the nine months ended July 31, 2000 as compared to cash provided by operating activities of $5.0 million for the nine months ended July 31, 2001. The increase in net cash provided reflects a decrease in working capital required to fund the expansion of our operations of approximately $5.1 million in addition to an increase in non-cash items such as the write-down of intangibles, depreciation, amortization and stock based compensation of approximately $7.7 million.

    Cash provided by investing activities was $4.6 million for the nine months ended July 31, 2000 as compared to $2.5 million for the nine months ended July 31, 2001. The decrease in net cash provided reflected the maturity of held-to-maturity investments, net of purchases, of $7.6 million during the nine months ended July 31, 2001 compared to $11.9 million during the nine months ended July 31, 2000 offset by a decrease in capital expenditures during the period. Capital expenditures were $8.3 million and $5.0 million for the nine months ended July 31, 2000 and 2001, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our business expansion. We anticipate additional capital expenditures through fiscal 2001 of at least $3.4 million.

    Cash utilized by financing activities was $1.5 million for the nine months ended July 31, 2000 as compared to cash provided by financing activities of $800,000 for the nine months ended July 31, 2001. The increase in net cash provided by financing activities reflected the payment of our existing debt of $2.4 million during the nine months ended July 31, 2000 offset by a decrease of approximately $139,000 in proceeds from issuance of common stock during the nine months ended July 31, 2001. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which amount includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August 1999), product sales and, to a lesser extent, bank debt (equipment loan).

    We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. On March 21, 2000, we consummated our acquisition of Polaris Communications,

Inc. and we may enter into additional acquisitions or strategic arrangements in the future that also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

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

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Effective November 1, 2000, we adopted SAB 101. The adoption of SAB 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was $130,000, which has been included in net loss for the nine months ended July 31, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Condensed Consolidated Statements of Operations reflect the net loss and net loss per share assuming the Company had retroactively applied SAB 101 to all periods presented.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS 141") which requires that all business combinations be accounted for under the purchase method and defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 141 applies to business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. We have not initiated any business combinations subsequent to June 30, 2001; therefore, the adoption SFAS No. 141 will not have a material impact on our financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangibles assets having indefinite useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are currently in the process of evaluating SFAS No. 142 and the effect it may have on our financial statements. As of this date, we do not expect SFAS No. 142 to have a material impact on our financial position or results of operations. In the event that SFAS No. 142 is determined to have a material impact on our financial position or results of operations, we would be required to report such changes no later than the quarter ending January 31, 2002.

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

WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

    We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of July 31, 2001, we had an accumulated deficit of $107.6 million. We cannot be certain that we will be able to sustain growth rates that we will need to realize sufficient revenue to achieve profitability. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

DUE TO OUR LIMITED OPERATING HISTORY AND THE UNCERTAIN DEVELOPMENT OF THE STORAGE AREA NETWORK MARKET, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

    We have generated product revenue for approximately five years and, thus, we have only a short history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the storage area network market in which we sell our products and other factors that are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenue.

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

    Fibre Channel-based storage area networks, or SANs, were first deployed in 1997. As a result, the market for SANs and related storage router products has only recently begun to develop and is rapidly evolving. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Substantially all of our products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations' computing systems is critical to our future success. Most of the organizations that potentially may purchase our products from our customers have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

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

    We currently have only three principal products within our storage router product family that we sell in commercial quantities. In particular, sales of our 4100 and 4200 products have accounted for the vast majority of our product revenue to date. To reduce our dependence on these products, we must successfully develop and introduce to market new products and product enhancements in a timely manner. On September 1, 2000, we began notifying our customers that our 4100 product was at its "end of life." Customers who purchased the 4100 product are migrating to our next generation of products that we refer to as the 4x50 product line. Sales of our 4x50 product accounted for approximately 11.0% and 58.8% of our product revenue during the nine months ended July 31, 2000 and 2001, respectively. During the nine months ended July 31, 2001, we decided to "end of life" the 7100 product line and apply our knowledge in the SAN-to-SAN arena to the iSCSI market which we believe will be the open systems application having broad customer and industry support. During the three months ended July 31, 2001, we launched the 8000 storage router, which includes the Crossroads Visual Manager(tm) management software that increases intelligence on the SAN. The 8000 is the first in a new line of multi-protocol storage routers designed to connect storage devices into Fibre Channel and iSCSI storage networks, and InfiniBand fabrics. Even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance that could reduce our revenue.

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

    In fiscal 1998, 1999, 2000, and the nine months ended July 31, 2001, approximately 90%, 85%, 77%, and 68% of our revenue, respectively, was derived from six customers. In fiscal 2000, Compaq and StorageTek represented 33% and 21% of our total revenue, respectively. During the nine months ended July 31, 2001, ADIC, Compaq, Dell, Hewlett Packard and StorageTek represented 10.3%, 2.3%, 9.7%, 21.3% and 21.0% of our total revenue, respectively. During fiscal 2000, we recorded a $1.1 million return resulting from StorageTek's shift in demand to our newer products. Moreover, Compaq discontinued purchasing our 4100/4200 line of storage routers and plans to internally manufacture its own solution. In addition, in April 2001, ADIC informed us that it intends to transition out of our router products upon consummation of its acquisition of Pathlight Technology. If the level of StorageTek's purchases fails to return to previous levels and if we are unable to replace the revenue lost due to Compaq's and ADIC's transition away from our line of storage routers, our results of operations and future prospects will suffer.

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

OUR OEM CUSTOMERS REQUIRE OUR PRODUCTS TO UNDERGO A LENGTHY AND EXPENSIVE QUALIFICATION PROCESS THAT DOES NOT ASSURE PRODUCT SALES.

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

    We currently purchase Fibre Channel application specific integrated circuits and other key components for our products from sole or limited sources. To date, most of our component purchases have been made in relatively small volumes. As a result, if our suppliers receive excess demand for their products, we likely will receive a low priority for order fulfillment, as large volume customers will use our suppliers' available capacity. If we are delayed in acquiring components for our products, the manufacture and shipment of our products will also be delayed, which will reduce our revenue and may result in lost sales. We generally use a rolling six-month forecast of our future product sales to determine our component requirements. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. If we overestimate our component requirements, we may have excess inventory which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory that would delay our manufacturing and render us unable to deliver products to customers on a scheduled delivery date. We also may experience shortages of certain components from time to time, which also could delay our manufacturing. Manufacturing delays could negatively impact our ability to sell our products and damage our customer relationships.

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

    The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from Adva-SAN Ltd., ATTO, Chaparral Network Storage, Computer Network Technologies and Pathlight Technology, who was recently acquired by ADIC in May 2001. During fiscal 2000, Compaq informed us of its intent to manufacture its own routers, rather than act as an OEM for our 4100 and 4200 lines of routers. During April 2001, ADIC informed us that it intends to transition out of our router products upon consummation of its acquisition of Pathlight Technology, Inc., which they subsequently completed on May 11, 2001. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We expect to face competition in the future from OEMs, including our customers and potential customers, LAN router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of Fibre Channel hubs or switches could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially if Compaq or another one of our OEMs begins to manufacture our higher end storage routers. Moreover, we are currently in litigation with Chaparral in which we have alleged their infringement of certain proprietary rights. If we are not successful in this litigation, our competitive position may be harmed.

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

    We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. In particular, we believe that our future success is highly dependent on Brian R. Smith, our co-founder and chairman of the board, and Larry Sanders, our chief executive officer, to provide continuity in the execution of our growth plans. We do not have employment contracts with any of our key personnel with the exception of Mr. Sanders. We have experienced difficulty in hiring engineers with appropriate qualifications in networking, routing, and storage technologies and we may not be successful in attracting and retaining sufficient levels of such engineers to support our anticipated growth. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

    Our executive officers and directors, and their affiliates, beneficially own a significant portion of the total voting power of our company. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Effective November 1, 2000, we adopted SAB 101. While SAB 101 will not affect the fundamental aspects of our operations as measured by product shipments and cash flows, implementation of SAB 101 will affect our reported results of operations. It is possible that SAB 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet the expectations of securities analysts for any period. The adoption of SAB 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was $130,000, which has been included in net income for the nine months ended July 31, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Condensed Consolidated Statements of Operations reflect the net loss and net loss per share assuming we had retroactively applied SAB 101 to all periods presented. We are also considering potential changes to the terms of our sales agreements for equipment sales that could mitigate the impact of SAB 101.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained on Page 31 of our 2000 Annual Report on Form 10-K and is incorporated herein by reference to the annual report.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On March 31, 2000, we filed a lawsuit against Chaparral Network Storage, Inc. alleging that Chaparral has infringed one of our patents (5,941,972, hereinafter "972 patent") with some of their products. In September, the jury found that the 972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning have infringed all claims of our 972 patent. As a result, we were awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. We will be pursuing an injunction based on the jury's finding of infringement. The federal judge in this matter will consider assessing punitive damages, which could treble the actual damages. The Court will also consider the imposition of reasonable attorney's fees.

    On April 14, 2000, we filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of our patents with their SAN Data Gateway Router. Pathlight was subsequently acquired by Advanced Digital Information Corporation on May 11, 2001. In June 2001, ADIC paid us $15.0 million in connection with the settlement of this lawsuit, this payment was recognized in the statement of operations for the three and nine months ended July 31, 2001. In connection with the settlement of the lawsuit, we granted ADIC a non-exclusive license under the related patent.

    On May 19, 2000, Chaparral filed a counter-suit against us alleging tortuous interference with prospective business relations. The lawsuit was filed in District Court, Boulder County, Colorado and Chaparral is seeking injunctive relief as well as damages. Chaparral claims that we have made statements that Chaparral has infringed our patent rights and that these statements are false and defamatory. We moved to have this matter dismissed, which the judge ordered, with prejudice in April 2001.

    We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. We continue to deny the allegations in the complaint and intend to defend ourselves vigorously. On August 10, 2001, the court denied our motion to dismiss the consolidated amended complaint. The class action lawsuit is still at an early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index

Exhibit Number             Description
--------------             -----------

    10.16 Settlement and License Agreement dated June 12, 2001 by and between Crossroads Systems, Inc. and Advanced Digital Corporation which was filed as Exhibit 10.16 to registrant's quarterly report on Form 10-Q dated June 14, 2001 and is herein incorporated by this reference.

(b) Reports on Form 8-K

Crossroads did not file any current reports on Form 8-K during the three months ended July 31, 2001.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CROSSROADS SYSTEMS, INC.


              September 14, 2001       /s/ BRIAN R. SMITH
              ------------------       -----------------------------------------
                   (Date)              Brian R. Smith
                                       Chief Executive Officer
                                       (Principal Executive Officer)

              September 14, 2001       /s/ REAGAN Y. SAKAI
              ------------------       -----------------------------------------
                   (Date)              Reagan Y. Sakai
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)