Form 10-K405
period 2001-10-31
CROSSROADS SYSTEMS INC
filed 2002-01-17
CIK 1093207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on January 2, 2002, as reported on the Nasdaq National Market, was approximately $20.9 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

     As of January 2, 2002, the Registrant had 27,627,912 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
  (Specific pages incorporated are indicated under the applicable Item herein)

                                                                                                          INCORPORATED BY
                                                                                                       REFERENCE IN PART NO.
                                                                                                       ---------------------
Our proxy statement filed in connection with our 2001 Annual Meeting of Stockholders.............               III


===============================================================================

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


                                TABLE OF CONTENTS

Table of Contents................................................................................................   i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS................................................................  ii

PART I...........................................................................................................   1

   Item 1.     Business..........................................................................................   1

Additional Factors That May Affect Future Results................................................................  12

   Item 2.     Properties........................................................................................  20

   Item 3.     Legal Proceedings.................................................................................  21

   Item 4.     Submission of Matters to a Vote of Security Holders...............................................  22

PART II..........................................................................................................  23

   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............................  23

   Item 6.     Selected Consolidated Financial Data..............................................................  24

   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............  25

   Item 8.     Financial Statements and Supplementary Data.......................................................  32

   Item 9.     Changes and Disagreements with Accountants on Accounting and Financial Disclosure.................  32

PART III.........................................................................................................  33

   Item 10.    Directors And Executive Officers Of The Registrant................................................  33

   Item 11.    Executive Compensation............................................................................  34

   Item 12.    Security Ownership Of Certain Beneficial Owners And Management....................................  34

   Item 13.    Certain Relationships and Related Transactions....................................................  34

PART IV..........................................................................................................  35

   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................  35


                       NOTE ON INCORPORATION BY REFERENCE

     Throughout this report, various information and data are incorporated by reference to portions of our 2002 Proxy Statement. Any reference in this report to disclosures in our 2002 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

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

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     We are the leading provider of enterprise data routing solutions for open system storage area networks, based on our market share of storage routers shipped. By using our storage routers to serve as the interconnect between storage area networks, or SANs, and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in storage area networks our storage routers decrease congestion in the transfer of data within a network, reduce the time required to back up data, improve utilization of storage resources, and preserve and enhance existing server and storage system investments.

     We have developed or acquired extensive expertise in several different input-output (I/O) and networking protocols, including small computer system interface (SCSI), Fibre Channel, Enterprise Systems Connection (ESCON), Ethernet, Transmission Control Protocol/Internet Protocol (TCP/IP), Internet-based SCSI protocol (iSCSI) and InfiniBand. We provide our products in a variety of configurations including both stand-alone box and library-embedded router form factors with a varying port counts. We have applied this expertise in these protocols to develop solutions for leading server and storage system providers such as ACAL, ADIC, ATL, Bell Micro, Compaq, Cranel, Datalink, Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, sanrise, StorageTek, Sun Microsystems, Tech Data and Unisys which enable customers to connect to the information that they require to run their businesses, regardless of the technology or location.

     In August 2001, we announced that we had re-engaged with Compaq, which had decided to introduce a competitive product in fiscal 2000. Under the new agreement, Crossroads and Compaq will develop a range of solutions for protecting data in networked storage environments with the first delivery in early calendar 2002.

     In August 2001, we expanded our product line with the launch of our fourth generation product line -- the Crossroads 8000 storage router and management software. The 8000 is the first in a new line of multi-protocol enabled routers designed to connect storage devices into Fibre Channel and iSCSI storage networks, and InfiniBand fabrics. One element of the 8000 is the Crossroads Visual Manager software. This software increases the intelligence in the SAN and reduces the cost of storage management.

     In January 2002, we expanded our product line with the launch of our fifth generation product line -- the Crossroads 10000 enterprise storage router. The 10000 is a fully redundant, modular storage router that performs protocol and storage management functions between storage devices and the network. It will provide multi-protocol connectivity and management of SCSI and Fibre Channel storage devices into Fibre Channel, iSCSI and InfiniBand storage networks.

     During fiscal 2001, we succeeded in two important lawsuits that demonstrated our ability to protect important aspects of our intellectual property portfolio. In June, Pathlight Technology, a wholly owned subsidiary of Advanced Digital Information Corp., admitted both the validity and infringement of one of our patents (5,941,972, hereinafter "`972 patent") in a $15 million settlement. The '972 patent allows for a device to provide security and access controls for Fibre Channel hosts to SCSI storage behind that device. In September, a jury and judge validated that same patent against Chaparral Network Storage Corporation, while extending the patent's application to all RAID and router products using Access Controls or LUN zoning, awarding us damages and punitive damages.

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

INDUSTRY BACKGROUND

     Increasing Importance of Information Management

     Electronic commerce and online communications are driving the volume and variety of data to be stored. Audio and video applications, graphics files, transactions and email need more than just space. Today's storage systems must also ensure the integrity of that data, its security and availability -- 24x7 -- often on disparate corporate infrastructures while the number of storage protocols grows. Companies need simple, cost-effective ways to back up their data, scale for growth and manage their storage systems. They have increasing demand for secured ways to back up their data and provide for disaster recovery solutions. They need intelligent storage networking, and our experience suggests that even as information technology budgets tighten, demand remains high.

     The Interconnect Bottleneck and Limitations of Direct Attach Storage System Architecture

     Historically, the connection between data storage capacity and microprocessors has been facilitated by a direct connection over a SCSI interface. While data storage capacity and microprocessor speeds have increased dramatically, the speed at which information is transmitted from storage systems to microprocessors has not increased nearly as rapidly. This imbalance has resulted in bottlenecks at the interconnection points where the input and output of data occur. This bottleneck causes large delays in the movement of data between the microprocessor and data storage, significantly slowing down day-to-day operations and frustrating users. The bottleneck persists, in large part, due to the performance and distance limitations of the direct attach SCSI interface.

     A second bottleneck occurs because users can access information residing on a storage device only from the server connected to that storage device and because a significant amount of data must be moved across the local area network, or LAN. First, the amounts of data which can traverse the SCSI interconnect between the server and the storage device at a given time is severely limited. Therefore, the information going to and coming from the storage device is more difficult to access and manage. Moreover, the number of requests for stored data from the server grows, congestion within the server increases and server performance further decreases. Second, the LAN becomes congested, slowing an organization's day-to-day operations. As a result, many organizations are moving away from direct attach storage system architectures to SANs to reduce bottlenecks and improve their overall information management.

     Applications Enabled by Fibre Channel SANs

     Fibre Channel SANs have enabled a number of important applications, including:

     o LAN-free Backup. Disruptions to a computer system can result in the loss or corruption of data. Therefore, most organizations regularly perform data backup by moving data from storage systems to separate or off-site storage systems or data centers where the data can be safely stored. Because data backup can account for a significant portion of the data traffic over local area networks, or LANs, it is often a major contributor to bottlenecks at the input/output interconnect. LAN-free backup uses the SAN to move data from a storage system through one server then directly to a backup storage system. By moving the data backup function from the LAN to the SAN, LAN-free backup substantially reduces bottlenecks.

     o Consolidated and Shared Storage. In the traditional direct attach storage architecture, a significant portion of storage resources are underutilized because they are accessible only by a single server which may not efficiently use the resource. With SANs, multiple servers can access the same storage devices, enabling more stored data to be available to more users, and reducing the need to add more servers or storage devices to support greater storage requirements.

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

     o Server-free Backup. Server-free backup further extends the benefits of LAN-free backup by virtually removing the server from the backup process. This application enables automated data movement between storage systems directly across the SAN, removing the backup server from the data path. As a result, the backup process is faster and more efficient.

     The Need for Storage Routers to Facilitate the Adoption of SANs and Emerging Protocols

     Most organizations have made significant investments in storage devices and servers that use SCSI, Fibre Channel, ESCON, and Ethernet. Thus, in order to enable organizations to achieve the benefits of deploying a storage area network, the SAN must be able to operate in conjunction with the different protocols employed by the devices which are connected to it or within it. Several other current and emerging protocols, including Internet-based SCSI protocol, or iSCSI, and Infiniband have been, or are expected to be, incorporated into commercial SAN products, servers and storage systems in the future. As new protocols achieve commercial acceptance, storage routers will be increasingly essential to provide compatibility to existing solutions.

THE CROSSROADS SOLUTION

     We are the leading provider of enterprise data center routing solutions for open system storage area networks, based on our market share of storage routers shipped. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. We have developed or acquired extensive expertise in several different input-output (I/O) and networking protocols, including SCSI, Fibre Channel, ESCON, Ethernet, TCP/IP, iSCSI and InfiniBand. We apply this expertise in these protocols to develop solutions that enable customers to connect to the information that they require to run their businesses, regardless of the technology or location. Our storage routers are designed to operate in any SAN computing environment. We have utilized this expertise to produce solutions for leading server and storage system providers such as ACAL, ADIC, ATL, Bell Micro, Compaq, Cranel, Datalink , Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, SANrise, StorageTek, Sun Microsystems, Tech Data and Unisys.

     In August, we debuted our Crossroads 8000 with the Crossroads Visual Manager(TM) (CVM(TM)) software and our comMON code base, the Crossroads OS. Our CVM software greatly simplifies storage router configuration and management, while our Crossroads OS common hardware architecture is a modular, scaleable code base that will be used in our future routers. This means storage OEMs will be able to leverage qualification testing done with the Crossroads 8000 to reduce time to market for future Crossroads routers, such as the Crossroads 10000, including 2 gigabit/second Fibre Channel, iSCSI and InfiniBand routers, when available. Incorporated into our storage routers is our proprietary storage routing software that "intelligently" examines data traffic in the SAN to prioritize transmission and minimize congestion in the flow of data. This software also enables communication between different protocols, enables sharing of storage resources by multiple servers and can be adapted to new protocols as they emerge. Our proprietary software is combined with software management tools and embedded in our storage routers.

     In January 2002, we expanded our product line with the launch of our fifth generation product line -- the Crossroads 10000 enterprise storage router, which will be available generally in Spring, 2002. The 10000 is a fully redundant, modular storage router that performs protocol and storage management functions between storage devices and the network. It will provide multi-protocol connectivity and management of SCSI and Fibre Channel storage devices into Fibre Channel, iSCSI and InfiniBand storage networks.

     We believe that deploying our storage routers helps organizations improve and reduce their total cost of information management by offering a number of important benefits, including:

     Providing Broad, Verified Interoperability

     Crossroads storage routers undergo extensive testing in many SAN configurations with a wide range of SAN hardware components and software applications. Since Crossroads storage routers share a common hardware and software architecture, interoperability issues that are resolved on the 8000 remain "fixed" in future storage routers.

Leading ISVs, including VERITAS, Legato, and Computer Associates, have certified the Crossroads 8000, which will also speed their certification of future Crossroads routers.

     Increasing Scalability and Implementation Flexibility

     Our storage routers enable individual storage devices to be managed as an integrated system rather then as a collection of stand-alone devices. Based on the Crossroads routing architecture and the Crossroads OS, the Crossroads storage router is highly modular and easily supports a wide range of storage protocols. This enables tape library and disk subsystem OEMs to deliver networked storage solutions that are easy-to-manage, highly scaleable, and adaptable to their customer's changing backup requirements. Our fifth generation storage router, the 10000, includes the flexibility to add different protocol modules as well as additional host and storage device connectivity modules within the router due to our flexible hardware architecture.

     Leveraging Customers' Storage Investments

     Our 10000 storage routers are designed to support four key storage networking protocols-SCSI, FC, iSCSI and InfiniBand. Because our storage routers are built on a standard Crossroads Routing platform and common Crossroads Router OS, new protocols can easily be added so the customers' investment is protected with flexible connectivity to upgrade to future protocols as they become available.

     Facilitating Efficient Backup and Recovery

     By allowing the backup process to be accomplished across the SAN, rather than across the local area network, or LAN, all of our storage routers can remove a common source of congestion within the LAN. As a result, the primary computer network has greater availability to perform day-to-day operations. LAN-free backup also provides flexibility to conduct backup at any time of day. This capability is increasingly important as users demand network availability around the clock and from geographically dispersed locations. Server-free backup provides further reductions in network and server utilization.

     Enhancing Storage Area Network Manageability

     The proprietary software embedded in our storage routers enhances the ability of an organization to manage storage systems that are attached to the storage router by translating network management protocols to storage management protocols. We work closely with leading independent software vendors, such as BMC Software, Computer Associates, Hewlett-Packard, IBM/Tivoli Systems, Legato Systems, Sun Microsystems and VERITAS Software, to ensure that our storage routers can be managed through their network management software products.

OUR STRATEGY

     Our mission is to become the company customers trust to link business with information regardless of technology or location. Our objective is to maintain our position as the leading provider of storage routers and to leverage this position to become the leading provider of I/O routing solutions. The key elements of our strategy include the following:

     Be a customer centric, market driven Company

We are constantly talking with our customers, staying abreast of market trends and participating on industry boards where we help shape storage industry standards. Being market driven requires us to be closer than ever to our customers while driving an efficient business model and ensuring our engineering resources are aligned with demand. This strategy is driving our expanding protocol portfolio, guiding our new line of multi-protocol storage routers that offer connectivity and SAN manageability, and resulting in new business wins.

     Leverage our market position and core competencies to expand and diversify our product offerings

     As storage networking evolves as an industry, new technologies and solutions are constantly being introduced. In order to ensure that businesses can access information regardless of technology, we must continue to introduce products that provide the connectivity to both existing and future storage devices and networks. We will remain agnostic to the type of technology that a customer chooses to implement, but committed to providing the appropriate connectivity solutions. In partnership with Compaq, Intel, Microsoft, StorageTek, and VERITAS, we unveiled the Crossroads Internet SCSI - or iSCSI - for storage networking. The demonstration showcased the combined technology and interoperability of these industry leaders. In November 2001, we introduced our InfiniBand prototype running on the Crossroads 8000, which showcased our interoperability and multi-protocol connectivity with InfiniBand fabrics.

     Maintain our Market Leadership by continuing to invest in Intellectual Property and Interoperability

     As the industry leader in interoperability, it is important that we continue to invest resources in our test and interoperability labs. We proactively ensure interoperability of our products with other SAN components through rigorous testing and verification. Our strong relationships with leading enterprise and storage management software companies, including BMC Software, Computer Associates, Legato Systems, IBM/Tivoli Systems, and VERITAS Software, is essential to the efficient and reliable integration of their capabilities with our storage routers.

     In fiscal 2001, we successfully defended our `972 patent and believe it to be a critical component in our market share growth. As we develop future products, we continue to identify and develop intellectual property that we believe will provide a competitive advantage and expand our market opportunities. We have 8 issued patents, 2 allowed and over 60 pending worldwide that we will continue to vigorously defend.

PRODUCTS

     Storage Router Products

     The following table summarizes the key features and benefits of our products:

===============================================================================================================================
                            FIRST SHIPMENT           DEVICE
          PRODUCT              TO OEM             CONFIGURATION                     BENEFITS
-------------------------------------------------------------------------------------------------------------------------------
     STORAGE ROUTERS
-------------------------------------------------------------------------------------------------------------------------------
            4100             August 1997     o  1 Fibre Channel           o  Enables LAN-free backup and recovery
                                             o  1 SCSI bus                o  Supports shared storage (disk, tape and optical)
                                             o  1 Ethernet                o  Connects up to 15 SCSI devices
                                                management port           o  Transmits data over distances up to 10 km
                                             o  Box product only          o  Enables server migration to SANs
-------------------------------------------------------------------------------------------------------------------------------
            4200             May 1998        o  1 Fibre Channel port      o  Provides same benefits as 4100
                                             o  2 SCSI buses              o  Connects up to 30 SCSI devices
                                             o  1 Ethernet
                                                management port
                                             o  Box product only
-------------------------------------------------------------------------------------------------------------------------------
            4x50             May 1999        o  1 Fibre Channel port      o  Provides the same benefits as 4200 router
                                             o  1 to 4 SCSI buses         o  Enables server-free backup
                                             o  1 Ethernet                o  Doubles the SCSI throughput via low
                                                management port              voltage differential (LVD) technology
                                             o  Box and embedded          o  Support for 3rd party copy
                                                product
-------------------------------------------------------------------------------------------------------------------------------
            8000             August 2001     o  2 Fibre Channel ports     o  Provides same benefits as 4X50
                                             o  4 SCSI LVD/HVD ports      o  Provides modular software in Crossroads Router OS
                                             o  1 Ethernet                o  Provides Crossroads Visual Manager (CVM)
                                                management port              for enhanced software for storage management
-------------------------------------------------------------------------------------------------------------------------------
            10000            Spring 2002     o  Up to 6 FC ports          o  Same benefits as 8000
                             (Anticipated)   o  Up to 12 LVD/HVD          o  Modular connectivity options
                                                SCSI ports                o  Improved performance
                                             o  1 Ethernet                o  Field replaceable, hot swappable fans and power
                                                management port              supplies
                                             o  Expansion capability
                                                to iSCSI and
                                                InfiniBand
-------------------------------------------------------------------------------------------------------------------------------
S/390 MAINFRAME CONNECTOR
-------------------------------------------------------------------------------------------------------------------------------
            6950             April 1995      o  1 PCI to 1 ESCON          o  Direct connection between open system servers (NT,
                            (by Polaris)                                     UNIX) and mainframe channel
                                                                          o  High-speed throughput of data
                                                                          o  Improved performance of LANs by offloading bulk
                                                                             file transfers
===============================================================================================================================


     Substantially all of our product revenue has been derived from sales of a limited number of our storage router products. In particular, our 4200 product accounted for 30%, 56% and 12% of our product revenue in fiscal 1999, 2000 and 2001, respectively, and our 4X50 product line accounted for 0%, 17% and 55% of our product revenue in fiscal 1999, 2000 and 2001, respectively.

     In August 2001, we expanded our product line with the launch of our fourth generation product line -- the Crossroads 8000 storage router and management software. The 8000 is the first in a new line of multi-protocol enabled routers designed to connect storage devices into Fibre Channel and iSCSI storage networks, and InfiniBand fabrics. One element of the 8000 is the Crossroads Visual Manager software. This software increases the intelligence in the SAN and reduces the cost of storage management.

     In conjunction with Compaq, Intel, Microsoft, StorageTek, and VERITAS, we unveiled the Crossroads Internet SCSI - or iSCSI - for storage networking. The demonstration showcased the combined technology and interoperability of these industry leaders. In November 2001, we introduced our InfiniBand prototype running on the Crossroads 8000, which showcased our interoperability and multi-protocol connectivity with InfiniBand fabrics. We are a leading member of the InfiniBand Trade Association(SM) and a member of the Marketing Working Group.

     In January 2002, we expanded our product line with the launch of our fifth generation product line -- the Crossroads 10000 enterprise storage router. The 10000 is a fully redundant, modular storage router that performs protocol and storage management functions between storage devices and the network. It will provide multi-protocol connectivity and management of SCSI and Fibre Channel storage devices into Fibre Channel, iSCSI and InfiniBand storage networks.

OUR CUSTOMERS

     Our storage routers are currently sold to end-user organizations primarily through the leading server and storage system providers and to a lesser extent, through distributors, resellers, system integrators and storage system providers under the Crossroads brand. We provide our products in a variety of configurations including both stand-alone box and library-embedded router form factors with a varying port counts. Our products are in solutions from ACAL, ADIC, ATL, Bell Micro, Compaq, Cranel, Datalink, Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, SANrise, StorageTek, Sun Microsystems, Tech Data and Unisys.

     During fiscal 2001, we broadened our revenue base resulting in the number of customers representing approximately 75% of our total revenue increasing from six to ten as of October 31, 2001. In fiscal 2001, revenue from Hewlett-Packard and StorageTek represented 26% and 23% of our total revenue, respectively. No other customer accounted for more than 10% of our revenue during fiscal 2001. For fiscal 2001, our distribution channel of distributors, resellers and system integrators collectively accounted for approximately 11% of our total revenue.

     In August 2001, the Company announced that we had re-engaged with Compaq, which had decided to introduce a competitive product in fiscal 2000. Under the new agreement, Crossroads and Compaq will develop a range of solutions for protecting data in networked storage environments with the first delivery in early 2002.

SALES AND MARKETING

     We base our sales and marketing strategy on an indirect sales model executed through global OEMs and distributors, resellers and system integrators. Our sales activity has focused principally on OEM adoption through extensive OEM testing and product qualification. Because we sell most of our products today thought our OEMs, we have restructured our selling efforts to focus on growing within those OEM accounts while maintaining and supporting our business through our distributor and reseller channels in proportion to their volume.

     Our marketing organization primarily focuses on coordinating strategic product planning activities with our major customers. This help us to determine which market segments to pursue, understand their size and growth characteristics, analyze competition, define product features, and construct business analyses to measure expected return on investments. Additionally, our marketing efforts are geared toward developing key relationships with OEMs, distributors, resellers, system integrators, and independent software vendors; participating in tradeshows to promote and launch our products; and coordinating our involvement in various industry standards organizations.

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

TECHNOLOGY

     Our storage router products are based on an architecture that combines our Crossroads OS and hardware designs using industry standard components. Our proprietary packet routing software intelligently examines data packet traffic to prioritize transmission and minimize network congestion in the flow of transactions between servers and storage systems. This embedded software also manages delays in data transmissions that result from variances in speeds and provides accurate communication of transmission status to connected devices. Our embedded software provides critical interoperability between diverse protocols, enables sharing of storage resources by multiple servers and can adapt to new protocols as they emerge. Additionally, our embedded software is configurable and can be quickly adapted to varying customer requirements and computing environments. While our software architecture serves as the foundation for our current products, it is also designed to be able to accommodate several planned generations of new designs. Our hardware is the "engine" that provides basic performance and functionality such as operating speed, data movement, external device connectivity, network management interfaces and the ability to operate in extreme environmental conditions of temperature and humidity.

     We possess a high level of multi-disciplinary expertise encompassing technologies, software design, operating systems, hardware and application specific integrated circuit design and storage area network technologies, which we utilize to design, develop, manufacture and deliver our products. We believe that our combined expertise in each of these technologies provides us with a competitive advantage in the ability to develop new products on a timely basis, verify interoperability, expand our product features and integrate additional interfaces and functions.

     I/O Technologies

     We believe that our routing expertise is a critical factor in our ability to maintain our leadership position in storage routing. The key technologies in use today are: SCSI and Fibre Channel in open systems (e.g., Windows NT and Unix) and IBM's ESCON for mainframes. We employ a large number of engineers and technologists who have significant involvement in the evolution of these technologies. Based on their expertise and our overall capabilities, we believe that we possess insight and understanding into the capabilities and limits of each new technology and the requirements for routing. As new standards are developed, we expect to contribute to these developments and leverage our software and technical expertise in developing additional routers. Such additional areas of focus include iSCSI over Gigabit Ethernet and SRP over InfiniBand.

     Embedded Software Design

     We design, develop and test all of our own embedded software. As of October 31, 2001, our engineering staff included 25 software engineers with expertise in embedded software, management tools, software applications and graphical user interface development. We have considerable expertise in protocol standards, error detection and recovery and support. The flexibility to modify our software to varying system configurations has enhanced our ability to rapidly achieve verified interoperability.

RESEARCH AND DEVELOPMENT

     We believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the routing market evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product features and performance. Development activities are conducted with extensive validation testing at both our company and at our major customers. Members of our senior engineering team also are actively engaged in development of industry standards which allows us to focus our product strategies in areas that are aligned with those standards.

     Research and development programs currently underway that focus on our routing initiatives include:

     o Fibre Channel-to-SCSI storage routing: Increased connectivity and port density, improved manageability, broader interoperability, higher performance products and "intelligent" data management and data movement features.

     o iSCSI-to-SCSI storage routing: To enable connectivity of SCSI storage devices to an Ethernet network using iSCSI protocol while leveraging development from our fibre channel-to-SCSI storage routing.

     o iSCSI-to-Fibre Channel storage routing: To enable connectivity of IP networks to fibre channel SANs for both data movement and management.

     o InfiniBand Routing: Technology development focused on multi-protocol routing products for InfiniBand connecting to iSCSI, Fibre Channel and other protocols.

     Our research and development expenses, net of stock-based compensation of $528,000 and $440,000 during fiscal 2000 and 2001, respectively, were $12.6 million and $17.7 million in fiscal 2000 and fiscal 2001, respectively. At October 31, 2001, we employed 93 software and hardware engineers.

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

     During fiscal 2001, we received our last shipments from XeTel Corporation, a contract manufacturer; and we have engaged another contract manufacturer, Solectron, to assemble the printed circuit board for our current shipping programs, including our 4x50, 8000, 10000, and embedded router family of products. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and effect appropriate changes to our manufacturing processes.

     Although we use standard parts and components for our products where possible, we and our contract manufacturers currently purchase several key components used in the manufacture of our products from single or limited sources. Our contract manufacturers purchase the components used in the printed circuit board assemblies whereas we purchase the remaining components used during final assembly including the power supply, fan and chassis materials. We have an obligation to our contract manufacturers for portions of excess inventory arising from a sudden reduction in purchase orders by us to the extent it differs from the forecast which we supply to our contract manufacturers. Our principal single-source components include application specific integrated circuits, licensed software and chassis.

     During fiscal 2001, we have maintained our ISO 9002 registration.

OUR COMPETITION

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ATTO, Chaparral Network Storage and Nishan Systems. In addition, during 2001, ADIC, one of our OEM customers, acquired Pathlight Technology whose products are competitive with our 4100 and 4x50 product lines. We also expect to face competition in the future from one or more of the following sources:

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

     o    market share and position;

     o    OEM endorsement;

     o    product reliability and verified interoperability;

     o    customer service and technical support;

     o    product performance and features;

     o    brand awareness and credibility;

     o    ability to meet delivery schedules;

     o    strength of distribution channel;

     o    ease-of-use and manageability; and

     o    price.

INTELLECTUAL PROPERTY

     During fiscal 2001, we successfully protected our intellectual property portfolio. In June, Pathlight Technology, a wholly owned subsidiary of Advanced Digital Information Corp., admitted both the validity and infringement of the `972 patent in a $15 million settlement. In September, a jury and judge validated that same patent against Chaparral Network Storage Corporation, while extending the patent's application to all RAID and router products using Access Controls or LUN zoning, awarding us damages and punitive damages as well.

     We have eight patents issued, two allowed and nineteen patent applications pending in the United States Patent and Trademark Office with respect to our technology. We have thirty-five pending international patent applications (nine in the European Patent Office, nine in Canada, seven in Japan, five in Australia, two in Hong Kong, two in Indonesia and one in China). We also have ten international patent applications pending under the Patent Cooperation Treaty. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to adequately protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology.

     We have issued a license to Hewlett-Packard for our 4200 and 4x50 storage router technology. This license allows Hewlett-Packard to create and incorporate into its own products modifications and derivative works of this licensed technology. This license expired in April 2001 but automatically renewed and will continue to renew for successive one-year periods after that date, unless it is terminated by either party. Hewlett-Packard currently manufactures the 4200 product under its name and pays us a royalty.

     In May 2001, we executed a paid-up, royalty-free license to Inrange Technologies Corporation for certain technology relating to 16-port Fibre Channel switch design. This license allows Inrange to create and incorporate into its own products modifications and derivative works of this licensed technology.

     We have registered the trademark "CROSSROADS" in the United States. All other trademarks, service marks or trade names referred to in this prospectus are the property of their respective owners.

EMPLOYEES

     At October 31, 2001, we had 202 employees, with 93 engaged in research and development; 35 in manufacturing; 37 in sales, marketing and customer support; and 37 in administration, information technology, human resources and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

               ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Crossroads and our business. These factors include, but are not limited to the potential for significant losses to continue; our inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; class action securities litigation; overall market performance; limited product lines; limited number of OEM customers; lengthy OEM product qualification process; competition; delays in research and development; inventory risks; the loss of our primary contract manufacturers; risks of delay or poor execution from a variety of sources; inventory risks; limited resources; pricing; dependence upon key personnel; product liability claims; the inability to protect our intellectual property rights; concentration of ownership; volatility of stock price; and the impact on our results or operations due to changes in accounting standards, including the implementation of SAB 101 with respect to revenue recognition. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

     We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of October 31, 2001, we had an accumulated deficit of $115.5 million. We cannot be certain that we will be able to sustain growth rates that we will need to realize sufficient revenue to achieve profitability. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Our inability to realize the benefit of the new agreement with Compaq Computer Corporation and the uncertainty regarding the relationship with Compaq if its acquisition by Hewlett-Packard is consummated may result in less than expected revenue which could affect our ability to ever achieve cash flow break even or profitability. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

DUE TO OUR LIMITED OPERATING HISTORY AND THE UNCERTAIN AND SHIFTING DEVELOPMENT OF THE STORAGE AREA NETWORK MARKET, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

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

AN ADVERSE DECISION IN THE VARIOUS SECURITIES CLASS ACTION AND DERIVATIVE LAWSUITS FILED AGAINST US MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL PERFORMANCE.

     We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001 and we filed a motion to dismiss. The litigation is at an early stage and it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, that we might incur in connection with such actions. An adverse judgment may have a material adverse effect on our business and financial performance. See Item 14, Financial Statements -- Note 5 to Notes to Consolidated Financial Statements.

     On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of our officers and directors as defendants. The securities litigation is based upon the same general set of facts and circumstances outlined above in connection with the purported shareholder class actions. The securities litigation alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The securities litigation also alleges waste of corporate assets. We have not answered the securities litigation. We believe the allegations in the securities litigation are also without merit and intend to defend ourselves vigorously. An adverse judgment may have a material adverse effect on our business and financial performance. See Item 14, Financial Statements -- Note 5 to Notes to Consolidated Financial Statements.

OUR BUSINESS IS DEPENDENT ON THE STORAGE AREA NETWORK MARKET WHICH IS SHIFTING AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

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

     We currently have only three principal products within our storage router product family that we sell in commercial quantities. In particular, sales of our 4100 and 4200 products have accounted for the vast majority of our product revenue to date. To reduce our dependence on these products, we must successfully develop and introduce to market new products and product enhancements in a timely manner. On September 1, 2000, we began notifying our customers that our 4100 product was at its "end of life." Customers who purchased the 4100 product are continuing to migrate to our next generation of products that we refer to as the 4x50 product line. While we are continuing to sell our 4100 product, sales of our 4x50 product accounted for approximately 17% and 55% of our product revenue during fiscal 2000 and 2001, respectively. Our future growth and competitiveness will depend greatly on the market acceptance of our newly introduced product lines, including the 8000 and 10000 storage router. However, we have not received significant revenues from the sale of either of these products and their market acceptance remains uncertain. If either of these two products do not achieve sufficient market acceptance, our future growth prospects will be seriously affected. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance that could reduce our revenue.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR THE VAST MAJORITY OF OUR REVENUE. THE LOSS OF OR SIGNIFICANT REDUCTION IN ORDERS FROM ANY KEY CUSTOMERS WOULD SIGNIFICANTLY REDUCE OUR REVENUE AND WOULD SUBSTANTIALLY HARM OUR FUTURE RESULTS OF OPERATIONS.

     In fiscal 1998, 1999, 2000, and 2001 approximately 90%, 85%, 77% and 70% of our revenue, respectively, was derived from six customers. In fiscal 2000, Compaq and StorageTek represented 33% and 21% of our total revenue, respectively. During fiscal 2001, ADIC, Compaq, Dell, Hewlett Packard and StorageTek represented 8%, 2%, 8%, 26% and 23% of our total revenue, respectively. During fiscal 2001, ADIC transitioned out of our router products upon consummation of its acquisition of Pathlight Technology. In addition, in September, 2001, Hewlett Packard and Compaq have announced their intent to merge. If the merger is consummated or if we are unable to replace the revenue lost due to ADIC's transition away from our line of storage routers, our results of operations and future prospects will suffer.

     We rely on OEMs as a primary distribution channel as they are able to sell our products to a large number of end-user organizations, which enables us to achieve broad market penetration, with limited sales, marketing and customer service and support resources from us. In August 2001, we announced that we had re-engaged with Compaq, which had decided to introduce a competitive product in fiscal 2000. Under the new agreement, Crossroads and Compaq will develop a range of solutions for protecting data in networked storage environments with the first delivery in early calendar 2002. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

     During fiscal 2001, we received our last shipments from XeTel Corporation, a contract manufacturer; and we have engaged another contract manufacturer, Solectron, to assemble the printed circuit board for our current shipping programs, including our 4x50, 8000, and embedded router family of products. We generally place orders for products with our contract manufacturer approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from our contract manufacturer to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. Our contract manufacturer has not provided assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ATTO, Chaparral Network Storage and Nishan Systems. In addition, during 2001, ADIC, one of our OEM customers, acquired Pathlight Technology whose products are competitive with our 4100 and 4x50 product lines. During April 2001, ADIC informed us that it intends to transition out of our router products upon consummation of its acquisition of Pathlight Technology, Inc., which they subsequently completed on May 11, 2001. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We expect to face competition in the future from OEMs, including our customers and potential customers, LAN router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of Fibre Channel hubs or switches could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially if one of our OEMs begins to manufacture our higher end storage routers.

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

WE EXPECT UNIT PRICES OF OUR PRODUCTS TO DECREASE OVER TIME, AND IF WE CANNOT INCREASE OUR SALES VOLUMES OUR REVENUE WILL DECLINE.

     As storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp of embedded routers being shipped with tape libraries. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. As our mix shifts from box to embedded, we will see a reduction in average price per unit and revenue will decline if volume does not increase. Additionally, many of our current agreements with our OEM customers include provisions that require reductions in the sales price for our products over time. We believe that this practice is common within our industry. To date, our agreements with OEM customers, including our largest customers, provide for quarterly reductions in pricing on a product-by-product basis, with the actual discount determined according to the volume potential expected from the customer, the OEM's customer base, the credibility the OEM may bring to our solution, additional technology the OEM may help us incorporate with our product, and other Crossroads products the OEM supports. Notwithstanding, the decreases in our average selling prices of our older products generally have been offset by higher average selling prices for our newer products, as well as sales to distributors, resellers and system integrators where price decreases are not generally required. Nonetheless, we could experience declines in our average unit selling prices for our products in the future, especially if our newer products do not receive broad market acceptance. In addition, declines in our average selling prices may be more pronounced should we encounter significant pricing pressures from increased competition within the storage router market.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. This would entail a number of risks that could materially and adversely affect our business and operating results, including:

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

     As of December 31, 2001, our executive officers and directors beneficially own approximately 16.8% of the total voting power of our company. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Effective November 1, 2000, we adopted SAB 101. While SAB 101 will not affect the fundamental aspects of our operations as measured by product shipments and cash flows, implementation of SAB 101 will affect our reported results of operations. It is possible that SAB 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet the expectations of securities analysts for any period. The adoption of SAB 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was $130,000, which has been included in net income for the year ended October 31, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Consolidated Statements of Operations reflect the net loss and net loss per share assuming we had retroactively applied SAB 101 to all periods presented.

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

     Our Oregon facility consists of approximately 10,488 square feet in Portland, Oregon. We lease this facility pursuant to a lease agreement that started in December 1996 and expired in December 2001. In December 2001, we renewed the lease for approximately 3,424 square feet which expires on October 31, 2004.

     Our final assembly and test facility of approximately 11,250 square feet is also located in Austin, Texas. The lease on this facility expires in June 2004.

     As of October 31, 2001, we also maintained sales offices, each with 400 square feet or less, in Boston, Massachusetts; Boulder, Colorado; Manchester, England and Munich, Germany.

ITEM 3. LEGAL PROCEEDINGS.

     Intellectual Property Litigation

     On March 31, 2000, we filed a lawsuit in the United States District Court for the Western District of Texas against Chaparral Network Storage, Inc. alleging that Chaparral has infringed our `972 patent with some of their products. In September 2001, the jury found that the `972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning have infringed all claims of our `972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, we were awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line.

     On April 14, 2000, we filed a lawsuit in the United States District Court for the Western District of Texas against Pathlight Technology, Inc. alleging that Pathlight has infringed the same `972 patent. Pathlight was subsequently acquired by Advanced Digital Information Corporation on May 11, 2001. In June 2001, ADIC paid us $15.0 million in connection with the settlement of this lawsuit which was recognized in the statement of operations for year ended October 31, 2001. In connection with the settlement of the lawsuit, we granted ADIC a non-exclusive license under the related patent.

     On May 19, 2000, Chaparral filed a counter-suit filed in District Court, Boulder County, Colorado against us alleging tortuous interference with prospective business relations. In April 2001, we moved to have this matter dismissed, which the judge ordered, with prejudice.

     Securities Class Action Litigation

     We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001 and we filed a motion to dismiss, which was denied. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. We deny the allegations in the complaint and intend to defend ourselves vigorously. The class action lawsuit is still at an early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

     Derivative State Action

     On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of our officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. We have not answered the derivative state action. We believe the allegations in the derivative state action are without merit and intend to defend ourselves vigorously. The derivative state action is still at an early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this action. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been quoted on the Nasdaq National Market under the symbol "CRDS" since our initial public offering on October 20, 1999. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated:

                                                     HIGH         LOW
                                                   --------    --------
FISCAL YEAR ENDED OCTOBER 31, 1999
    Fourth Quarter (from October 20, 1999) ....... $ 97.250    $ 36.250

FISCAL YEAR ENDED OCTOBER 31, 2000
    First Quarter ................................  102.250      58.375
    Second Quarter ...............................  202.250      45.500
    Third Quarter ................................   81.500       4.250
    Fourth Quarter ...............................   15.625       4.375

FISCAL YEAR ENDED OCTOBER 31, 2001
    First Quarter ................................   11.438       3.844
    Second Quarter ...............................   10.750       3.406
    Third Quarter ................................    9.720       2.640
    Fourth Quarter ...............................    3.470       1.870

     As of January 2, 2002, there were 27,627,912 shares of our common stock outstanding held by 315 stockholders of record.

     We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Annual Report and other financial information appearing elsewhere in this Annual Report. The consolidated statement of operations data set forth below for each of the years in the three year period ended October 31, 2001 and the balance sheet data as of October 31, 2000 and 2001 are derived from, and qualified by reference to, our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated statement of operations data for the year ended October 31, 1997 and 1998 and the consolidated balance sheet data as of October 31, 1997, 1998 and 1999 are derived from audited consolidated financial statements not included herein.

                                                                      FISCAL YEAR ENDED OCTOBER 31,
                                                      -------------------------------------------------------------
                                                        1997           1998         1999        2000         2001
                                                      ---------    ---------    ---------    ---------    ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
    Product revenue ...............................   $     821    $   2,930    $  18,859    $  32,486    $  35,896
    Other revenue .................................         188          279           65          562        1,434
                                                      ---------    ---------    ---------    ---------    ---------
        Total revenue .............................       1,009        3,209       18,924       33,048       37,330
Cost of revenue(1) ................................         465        1,913       11,079       19,104       22,013
                                                      ---------    ---------    ---------    ---------    ---------
Gross profit ......................................         544        1,296        7,845       13,944       15,317
                                                      ---------    ---------    ---------    ---------    ---------
Operating expenses(1):
    Sales and marketing ...........................         641        2,491        4,781       16,007       15,202
    Research and development ......................       1,329        2,342        5,551       13,143       18,118
    General and administrative ....................       1,323        1,899        3,017       31,242       16,043
    Amortization of intangibles ...................          --           --           --        8,808        9,680
    Write-down of intangibles .....................          --           --           --           --       25,007
    Litigation settlement .........................          --           --           --           --      (15,000)
                                                      ---------    ---------    ---------    ---------    ---------
        Total operating expenses ..................       3,293        6,732       13,349       69,200       69,050
                                                      ---------    ---------    ---------    ---------    ---------
Loss from operations ..............................      (2,749)      (5,436)      (5,504)     (55,256)     (53,733)
Other income (expense), net .......................          56           82          319        4,228        2,776
                                                      ---------    ---------    ---------    ---------    ---------
Net loss before cumulative effect of accounting
    change ........................................      (2,693)      (5,354)      (5,185)     (51,028)     (50,957)
Cumulative effect of accounting change ............          --           --           --           --         (130)
                                                      ---------    ---------    ---------    ---------    ---------
Net loss ..........................................      (2,693)      (5,354)      (5,185)     (51,028)     (51,087)
Accretion on redeemable
    convertible preferred stock ...................         (58)        (196)        (247)          --           --
                                                      ---------    ---------    ---------    ---------    ---------
Net loss attributable to common stock .............   $  (2,751)   $  (5,550)   $  (5,432)   $ (51,028)   $ (51,087)
                                                      ---------    ---------    ---------    ---------    ---------
Basic and diluted net loss per share ..............   $   (0.46)   $   (0.90)   $   (0.74)   $   (1.93)   $   (1.86)
                                                      ---------    ---------    ---------    ---------    ---------
Shares used in computing basic
      and diluted net loss per share ..............       6,000        6,146        7,378       26,467       27,414
                                                      ---------    ---------    ---------    ---------    ---------
(1) Stock-based compensation for the periods
    indicated was allocated as follows:
    Cost of revenue ...............................   $      --    $       2    $     133    $     288    $     123
    Sales and marketing ...........................          --           30          372        4,373          215
    Research and development ......................          --            6          280          528          440
    General and administrative ....................          --            3          420       22,501        6,283
                                                      ---------    ---------    ---------    ---------    ---------
        Total stock-based compensation ............   $      --    $      41    $   1,205    $  27,690    $   7,061
                                                      =========    =========    =========    =========    =========

                                                                              OCTOBER 31,
                                                      -------------------------------------------------------------
                                                         1997         1998        1999         2000         2001
                                                      ---------    ---------    ---------    ---------    ---------
                                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
    investments ...................................   $   6,063    $   3,934    $  80,820    $  60,038    $  53,686
Working capital ...................................       5,757        4,461       83,165       62,287       51,271
Total assets ......................................       7,615        7,187       91,730      118,048       75,403
Long-term debt, net of current portion ............         301          591        1,325           --           --
Redeemable convertible preferred stock ............       9,277       13,438           --           --           --
Total stockholders' equity (deficit) ..............      (2,875)      (8,347)      84,885      108,752       64,246

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the selected consolidated financial data in Item 6 of this Annual Report and our consolidated financial statements and notes thereto in Item 14 of this Annual Report.

OVERVIEW

     We are the leading provider of enterprise data routing solutions for open system storage area networks, based on our market share of storage routers shipped. By using our storage routers to serve as the interconnect between storage area networks, or SANs, and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in storage area networks our storage routers decrease congestion in the transfer of data within a network, reduce the time required to back up data, improve utilization of storage resources, and preserve and enhance existing server and storage system investments.

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

     We have developed or acquired extensive expertise in several different input-output (I/O) and networking protocols, including small computer system interface (SCSI), Fibre Channel, Enterprise Systems Connection (ESCON), Ethernet, Transmission Control Protocol/Internet Protocol (TCP/IP), Internet-based SCSI protocol (iSCSI) and InfiniBand. We provide our products in a variety of configurations including both stand-alone box and library-embedded router form factors with a varying port counts. We have applied this expertise in these protocols to develop solutions for leading server and storage system providers such as ACAL, ADIC, ATL, Bell Micro, Compaq, Cranel, Datalink, Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, sanrise, StorageTek, Sun Microsystems, Tech Data and Unisys which enable customers to connect to the information that they require to run their businesses, regardless of the technology or location.

     In August 2001, we announced that we had re-engaged with Compaq, which had decided to introduce a competitive product in fiscal 2000. Under the new agreement, Crossroads and Compaq will develop a range of solutions for protecting data in networked storage environments with the first delivery in early calendar 2002.

     In August 2001, we expanded our product line with the launch of our fourth generation product line -- the Crossroads 8000 storage router and management software. The 8000 is the first in a new line of multi-protocol enabled routers designed to connect storage devices into Fibre Channel and iSCSI storage networks, and InfiniBand fabrics. One element of the 8000 is the Crossroads Visual Manager software. This software increases the intelligence in the SAN and reduces the cost of storage management.

     In January 2002, we expanded our product line with the launch of our fifth generation product line -- the Crossroads 10000 enterprise storage router. The 10000 is a fully redundant, modular storage router that performs protocol and storage management functions between storage devices and the network. It will provide multi-protocol connectivity and management of SCSI and Fibre Channel storage devices into Fibre Channel, iSCSI and InfiniBand storage networks.

     During fiscal 2001, we succeeded in two important lawsuits that demonstrated our ability to protect important aspects of our intellectual property portfolio. In June, Pathlight Technology, a wholly owned subsidiary of Advanced Digital Information Corp., admitted both the validity and infringement of one of our patents (5,941,972, hereinafter "`972 patent") in a $15 million settlement. In September, a jury and judge validated that same patent against Chaparral Network Storage Corporation, while extending the patent's application to all RAID and router products using Access Controls or LUN zoning, awarding us damages and punitive damages.

     To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their storage area networks. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution. A few OEM customers historically have accounted for a substantial portion of our revenue. During fiscal 2000 and 2001, sales to Compaq accounted for 33% and 2%, respectively, and sales to StorageTek accounted for 21% and 23%, respectively. This decrease in sales to Compaq during fiscal 2001 was offset by higher revenue through our expanded OEM revenue base including a new OEM relationship with Sun Microsystems under which medium to large businesses are given more bandwidth for data movement between Sun servers and S/390 class mainframes, where more than half of the world's data is stored and managed. This broadened revenue base was also evidenced by volume from our top 10 customers representing 75% of our total revenue, 2 of which individually accounted for 10% or more of our revenue, during fiscal 2001. This is compared to volume from our top 6 customers representing 75% of our total revenue, 2 of which individually accounted for 10% or more of our revenue, during fiscal 2000.

     In the past, we have experienced fluctuation in the timing of orders from our OEM customers, and we expect to continue to experience these fluctuations in the future. During April 2001, ADIC informed us that it intends to transition out of our router products upon consummation of its acquisition of Pathlight Technology, Inc., which they subsequently completed on May 11, 2001. In April 2001, we decided to write off inventory specifically related to ADIC resulting in a charge of approximately $47,000. Other fluctuations have resulted from, among other things, OEM customers placing initial orders for our products for purposes of qualification and testing. As a result, we may report an increase in sales or a commencement of sales of a product in a quarter that will not be followed by similar sales in subsequent quarters as OEMs conduct qualification and testing.

     In March 2000, we consummated our acquisition of Polaris Communications, Inc. Polaris was a leading developer and marketer of System 390, or S/390, mainframe communication interfaces and systems delivering increased connectivity and bandwidth options to enterprise data centers, focusing on high-speed connections between open-systems and mainframes. During fiscal 2001, in response to deteriorating macroeconomic conditions and the resulting decline in demand and product revenue, we reassessed our product strategy, initiated a market sizing exercise on our core business and examined our expense structure in an attempt to realign our business plan to achieve profitability. The strategic review triggered a reduction in force and an impairment evaluation of the intangible assets related to the Polaris acquisition because of indications that the carrying amounts might not be recoverable based on the expected undiscounted cash flows from the Polaris business unit. Based on a valuation prepared by an independent third-party appraisal company, we recorded a write-down of these intangible assets totaling $25.0 million.

     We expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future. With respect to sales of our products to OEMs, we recognize product revenue when products are shipped and risk of loss has passed to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At October 31, 2001, our deferred revenue totaled approximately $746,000. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

     In connection with the grant of stock options to our employees and directors, we recorded deferred compensation during fiscal 1998, 1999, 2000 and 2001 aggregating approximately $19.6 million. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $15.4 million has been amortized as of October 31, 2001.

     Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                           YEAR ENDED OCTOBER 31,
                                        ---------------------------
                                          1999      2000      2001
                                        -------   -------   -------
Cost of revenue .....................   $   133   $   288   $   123
Sales and marketing .................       372     4,373       215
Research and development ............       280       528       440
General and administrative ..........       420    22,501     6,283
                                        -------   -------   -------
  Total stock-based compensation ....   $ 1,205   $27,690   $ 7,061
                                        =======   =======   =======

     We expect to amortize the remaining amounts of deferred stock-based compensation as of October 31, 2001 in the periods indicated (in thousands):

                                               YEAR ENDED OCTOBER 31,
                                         ---------------------------------
                                          2002     2003     2004    TOTAL
                                         ------   ------   ------   ------
Cost of revenue ......................   $   56   $   11   $   --   $   67
Sales and marketing ..................       64       13       --       77
Research and development .............       97       20       --      117
General and administrative ...........    2,541    1,011      101    3,653
                                         ------   ------   ------   ------
   Total stock-based compensation ....   $2,758   $1,055   $  101   $3,914
                                         ======   ======   ======   ======

     In fiscal 2000, we purchased shares of Series A preferred stock of Banderacom Corporation (formerly known as INH Semiconductor Corporation) for $99,999. In May, 2001, we purchased shares of Series B preferred stock of Banderacom Corporation for $192,000. Banderacom is a fabless semiconductor company focused on supplying InfiniBand semiconductor devices used to increase the bandwidth, scalability, and reliability, of computer, networking, storage, and server system products.

     We have eight patents issued, two allowed and nineteen patent applications pending in the United States Patent and Trademark Office with respect to our technology. We have thirty-five pending international patent applications (nine in the European Patent Office, nine in Canada, seven in Japan, five in Australia, two in Hong Kong, two in Indonesia and one in China). We also have ten international patent applications pending under the Patent Cooperation Treaty. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to adequately protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology.

     We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $115.5 million at October 31, 2001. As of October 31, 2001, we had approximately $55.6 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, net of the aforementioned allocation of stock-based compensation for all periods presented--See Item 14. Financial Statements--Note 7 to Notes to Consolidated Financial Statements.

                                         FISCAL YEAR ENDED OCTOBER 31,
                                         -----------------------------
                                           1999      2000      2001
                                          -----     -----     -----
Revenue:
  Product revenue .....................    99.7%     98.3%     96.2%
  Other revenue .......................     0.3       1.7       3.8
                                          -----     -----     -----
          Total revenue ...............   100.0     100.0     100.0
Cost of revenue .......................    57.8      56.9      58.6
                                          -----     -----     -----
Gross margin ..........................    42.2      43.1      41.4
                                          -----     -----     -----
Operating expenses:
  Sales and marketing .................    23.3      35.2      40.1
  Research and development ............    27.8      38.2      47.4
  General and administrative ..........    13.7      26.4      26.1
  Amortization of intangibles .........      --      26.7      25.9
                                          -----     -----     -----
          Total operating expenses ....    64.8     126.5     139.5
                                          -----     -----     -----
Loss from operations ..................   (22.6)    (83.4)    (98.1)
Other income (expense) ................     1.7      12.8       7.4
                                          -----     -----     -----
Net loss ..............................   (20.9)%   (70.6)%   (90.7)%
                                          =====     =====     =====


COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 1999, 2000, AND 2001

     Revenue. Our total revenue increased 74.6% from $18.9 million in fiscal 1999 to $33.0 million in fiscal 2000, and increased 13.0 % to $37.3 million in fiscal 2001. Without the inclusion of Polaris products and services from the date of acquisition, total revenue increased 9.2% in fiscal 2001 compared to fiscal 2000.

     Product revenue. Product revenue increased 72.3% from $18.9 million in fiscal 1999 to $32.5 million in fiscal 2000, and increased 10.5% to $35.9 million in fiscal 2001. As a percentage of total revenue, product revenue decreased from 99.7% in fiscal 1999 to 98.3% in fiscal 2000, and decreased to 96.2% in fiscal 2001. The increase in product revenue resulted from increased sales of our storage router product family through an increased customer base and increased sales to our significant OEMs, customers, distributors, resellers and system integrators in conjunction with a growing demand for storage routers. This broadened revenue base was also evidenced by volume from our top 10 customers representing 75% of our total revenue, two of which individually accounted for 10.0% or more of our revenue. In addition, we launched the Crossroads 4x50 line of high-performance intelligent routers that enable companies to realize the benefits of managing their mission critical data using applications such as server-free backup and LAN-free backup while protecting the investments made in their current enterprise systems. Our 4x50 line accounted for approximately 17.4% and 54.7% of our product revenue during fiscal 2000 and 2001, respectively.

     Other revenue. Other revenue includes sales of licenses for a software developer's kit, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 764.8% from $65,000 in fiscal 1999 to $562,000 in fiscal 2000, and increased 155.0% to $1.4 million fiscal 2001. The increase in fiscal 2001 was primarily due to the license of certain technology acquired from Polaris of $775,000.

     Cost of revenue and gross margin. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $133,000, $288,000 and $123,000 during fiscal 1999, 2000 and
2001, respectively, increased 71.9% from $10.9 million in fiscal 1999 to $18.8 million in fiscal 2000, and increased 16.3% to $ 21.9 million in fiscal 2001. These increases were primarily due to increases in unit sales volume and a corresponding increase in costs related to manufacturing. Gross profit, net of stock-based compensation, increased 78.4% from $8.0 million in fiscal 1999 to $14.2 million in fiscal 2000, and 8.5% to $15.4 million in fiscal 2001. The increase was primarily due to increased product revenue in each of these periods. Gross margin increased from 42.2% in fiscal 1999 to 43.1% in fiscal 2000, and decreased to 41.4 % in fiscal 2001. This decrease was primarily due to a lower margin product mix resulting from the shift to our embedded routers during fiscal 2001. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of approximately $372,000, $4.4 million and $215,000 during fiscal 1999, 2000 and 2001, respectively, increased 163.9% from $4.4 million in fiscal 1999 to $11.6 million in fiscal 2000, and increased 28.8% to $15.0 million in fiscal 2001. The increases in sales and marketing expenses during fiscal 2001 was primarily due to increased consulting and professional services of approximately $110,000, increased tradeshow related expenses of approximately $195,000, increased equipment related expenses of approximately $305,000, increased depreciation of approximately $195,000 and the hiring of additional sales and marketing personnel resulting in approximately $1.8 million of increased compensation expense. Sales and marketing personnel totaled 46, 56 and 37 at October 31, 1999, 2000 and 2001, respectively. We examined our expense structure in an attempt to realign our business plan to achieve profitability resulting in a reduction in force towards the end of fiscal 2001. As a percentage of total revenue, sales and marketing expenses, net of stock-based compensation, increased from 23.3% in fiscal 1999 to 35.2% in fiscal 2000 and increased to 40.1% in fiscal 2001. We anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue, due to our ongoing sales and marketing efforts intended to broaden awareness of the benefits of our products.

     Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of stock based compensation of approximately $280,000, $528,000 and $440,000 during fiscal 1999, 2000 and 2001, respectively, increased 139.4% from $5.3 million in fiscal 1999 to $12.6 million in fiscal 2000, and increased 40.1% to $17.7 million in fiscal 2001. This increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $2.1 million of increased compensation expense, increased prototyping costs of approximately $440,000 related to the ongoing development of an expanded product line, increased consulting and professional services of approximately $110,000 and approximately $530,000 of increased depreciation expense. Research and development personnel totaled 58, 89 and 93 at October 31, 1999, 2000 and 2001. As a percentage of total revenue, research and development expenses, net of stock-based compensation, increased from 27.8% in fiscal 1999 to 38.2% in fiscal 2000, and increased to 47.4% in fiscal 2001. We anticipate that research and development expenses may fluctuate as a percentage of total revenue, due to our ongoing research and development in developing our technologies and expanding our product offerings.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of stock-based compensation of approximately $420,000, $22.5 million and $6.3 million during fiscal 1999, 2000 and 2001, respectively, increased 236.4% from $2.6 million in fiscal 1999 to $8.7 million in fiscal 2000, and increased 11.7% to $9.8 million in fiscal 2001. The increases in general and administrative expenses in fiscal 1999, 2000 and 2001 were primarily due to the hiring of administrative personnel resulting in approximately $770,000, $2.0 million and $800,000 of increased compensation expense, respectively. These additions were necessary to manage and support the growth in our business as a public company. General and administrative personnel totaled 27, 41 and 37 at October 31, 1999, 2000 and 2001. Legal costs associated with patent infringement and class action shareholder lawsuits totaled approximately $0, $939,000 and $2.6 million during fiscal 1999, 2000 and 2001, respectively. As a percentage of total revenue, general and administrative expenses increased from 13.7% in fiscal 1999 to 26.4% in fiscal 2000, and decreased to 26.1% in fiscal 2001.

     Litigation settlement. During fiscal 2001, we received $15.0 million from ADIC in connection with the settlement of our patent infringement lawsuit filed against Pathlight Technology, Inc. Pathlight was acquired by ADIC in May 2001. In connection with the settlement of the lawsuit, we granted ADIC a non-exclusive license under the related patent.

     Other income, net. Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was approximately $319,600, $4.2 million and $2.8 million during fiscal 1999, 2000 and 2001, respectively, representing 1.7%, 12.8% and 7.4% of total revenue respectively. The decrease in other income, net was primarily due to decreased interest income on short-term investments resulting from weakening macro-economic conditions and, thus, lower yields on our investments.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity at October 31, 2001 consisted of $43.7 million in cash and cash equivalents and $10.0 million in short-term investments.

     In January 2001, the Company extended its existing line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures on February 1, 2002 at which time we intend to extend the term, accordingly. As of October 31, 2001, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

     In February 2000, we entered into a $1.0 million letter of credit in connection with the lease requirements of our new headquarters.

     During fiscal 2001, cash utilized for operating activities was $33,000, compared to $9.7 million in fiscal 2000 and $5.3 million in fiscal 1999. The decrease in net cash utilized reflects primarily proceeds from a $15.0 million litigation settlement and decreases in accounts receivable and inventory and an increase in accounts payable.

     During fiscal 2001, cash provided by investing activities was $1.9 million, compared to $7.4 million in cash utilized for investing activities in fiscal 2000 and $20.1 million in fiscal 1999. The decrease in net cash utilized in fiscal 2001 reflected the maturity of held-to-maturity investments, net of purchases, of $7.6 million, and decreased capital expenditures. Capital expenditures were $2.3 million, $10.7 million and $5.6 million in fiscal 1999, 2000 and 2001, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our business expansion. We anticipate additional capital expenditures through fiscal 2002 of at least $4.6 million.

     During fiscal 2001, cash utilized for financing activities was $611,000, compared to $1.7 million in fiscal 2000 and $85.1 million in cash provided by financing activities in fiscal 1999. The decrease in cash utilized in fiscal 2001 reflected the payment of our existing debt of $2.4 million in fiscal 2000 offset by $1.4 million used to repurchase 472,300 shares through our stock buy-back program during fiscal 2001. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which amount includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August 1999), product sales and, to a lesser extent, bank debt (equipment loan).

     We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. On March 21, 2000, we consummated our acquisition of Polaris Communications, Inc., and we may enter into additional acquisitions or strategic arrangements in the future that also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

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

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Effective November 1, 2000, we adopted SAB No. 101. The adoption of SAB No. 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was $130,000, which has been included in net loss for the year ended October 31, 2001. Prior period financial statements have not been restated to apply SAB No. 101 retroactively, however, the pro forma amounts included in the Consolidated Statements of Operations reflect the net loss and net loss per share assuming the Company had retroactively applied SAB No. 101 to all periods presented.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS No. 141") which requires that all business combinations be accounted for under the purchase method and defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS No. 141 applies to business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. We have not initiated any business combinations subsequent to June 30, 2001; therefore, the adoption SFAS No. 141 will not have a material impact on our financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangibles assets having indefinite useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2001, we adopted SFAS No. 142. We currently do not have any goodwill, so we do not expect SFAS No. 142 to have a material impact on our financial position or results of operations. In the event that SFAS No. 142 is determined to have a material impact on our financial position or results of operations, we would be required to report such changes no later than the quarter ending January 31, 2002.

     In October 2001, the FASB issued SFAS No. 144, "Impairment of long-lived Assets," ("SFAS No. 144") which supercedes SFAS No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of" ("SFAS 121"). SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for the Company's fiscal year ended October 31, 2003. The adoption of SFAS No. 144 is not expected to have any material adverse impact on the Company's financial position or results of its operations.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of 90 days, we intend to liquidate such securities within one year. The weighted-average interest on investment securities at October 31, 2001 was 3.29%. The fair value of securities held at October 31, 2001 was $23.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in Part IV Item 14 (a)(1) and (2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth, as of December 31, 2001, certain information concerning our executive officers:

  NAME                                AGE                  POSITION(S)
  ----                                ----                 -----------
  Larry Sanders ...................   55   President and Chief Executive Officer
  Reagan Y. Sakai .................   42   Vice President, Chief Financial Officer, Secretary and Treasurer
  Rich Lautzenheiser ..............   37   Vice President of Marketing
  Patricia E. Prince ..............   37   Vice President and Corporate Counsel
  Robert C. Sims ..................   34   Vice President of Engineering and Operations
  Allen R. Sockwell ...............   41   Vice President of Human Resources


     LARRY SANDERS has served as our President and Chief Executive Officer since November 2001. From February 2000 to November 2001, Mr. Sanders served as our President and Chief Operating. High technology marketing, sales and management form the core of his experience. Before Crossroads, he was the President and Chief Executive Officer of Fujitsu Computer Products of America, where he was responsible for the strategic direction and management of the company's sales, marketing, research, development and manufacturing operations. While at Fujitsu Computer Products, he successfully re-engineered the organization and spearheaded its move toward becoming a leading global supplier of storage and imaging products. He began his career in the high technology industry with IBM where he held several sales and marketing management positions over 12 years. From IBM, he moved on to Lockheed's Anaheim-based subsidiary, CalComp, a computer graphics peripherals manufacturer and distributor that marketed more than 100 products internationally. At CalComp, he held a number of senior management positions, eventually serving as Group President. Immediately prior to joining Fujitsu, he worked for Conner Peripherals, a $2.5 billion manufacturer of hard disk drives and other peripheral storage devices. As the vice president of Far East sales and then vice president of international sales, he led the entire sales, marketing and support organization in the Far East and Europe.

     REAGAN Y. SAKAI has served as our Vice President, Chief Financial Officer, Secretary and Treasurer since May 1999. From August 1996 to April 1999, he served as the Director of Corporate Finance and as Division Controller of the Eagle Product Division at Exabyte, a public data storage company. From April 1994 to July 1996, he served as Director of Corporate Financial Planning and Analysis at Maxtor, a disk drive company. He also worked extensively on corporate cost reductions and strategic merger and acquisitions analyses. From 1989 to 1994, Mr. Sakai managed and directed all treasury activities at McDATA Corporation including planning, forecasting, product line analyses, risk management, and external financial relationships & partnerships. From 1986 to 1989, he was with StorageTek Corporation, where he managed the International Business Planning group responsible for the financial planning & analysis for 8 foreign subsidiaries and 3 distributor groups. Mr. Sakai holds a B.S. in finance and an M.B.A., both from the University of Colorado.

     RICH LAUTZENHEISER has served as our Vice President of Marketing since March 2001. From June 2000 to March 2001, Mr. Lautzenheiser served as our Director of Product Management for Extended Routers and Active Fabric(R). From March 2000 to June 2000, Mr. Lautzenheiser served as our Senior Marketing Manager for InfiniBand products. Prior to joining Crossroads, Lautzenheiser was the Strategic Marketing Manager for the Tachyon family of Fibre Channel protocol controllers at Agilent Technologies and Hewlett-Packard Company. He also held various strategic marketing and product marketing positions at Symbios Logic, a storage system, IO components and ASIC company that was acquired by LSI Logic in 1998. Rich holds a BSEE from the University of Cincinnati, and an MBA from the University of Colorado.

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

     ROBERT C. SIMS has served as our Vice President of Engineering and Operations since April 2001. From July 2000 to April 2001, Mr. Sims served as our Vice President of Operations and Corporate Quality. From March 1999 to July 2000, Mr. Sims served as our Director of Operations. Prior to joining Crossroads, he managed the advanced manufacturing and product test organizations at Kentek Corp., developing high-speed back office printers. From 1990 to 1998, Sims was with Exabyte where he last served as manager of the manufacturing engineering and quality organizations for the high-end tape drive division. Sims holds a bachelor's in electrical engineering from Colorado State University.

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

     Further information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned "Executive Compensation and Other Information" and "Certain Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this Form 10-K:

          1. Consolidated Financial Statements. The following consolidated financial statements of Crossroads Systems, Inc. are filed as a part of this Form 10-K on the pages indicated:

                                                                              PAGE
                                                                              ----
Report of Independent Accountants ..........................................   F-1
Consolidated Balance Sheets as of October 31,  2000 and 2001 ...............   F-2
Consolidated Statements of Operations for each of the three
   years in the period ended October 31, 2001 ..............................   F-3
Consolidated  Statements of Changes in Stockholders' Equity for
   each of the three years in the period ended October 31, 2001 ............   F-4
Consolidated Statements of Cash Flows for each of the three
   years in the period ended October 31, 2001 ..............................   F-5
Notes to Consolidated Financial Statements .................................   F-6

     2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of Crossroads Systems, Inc. is filed as a part of this Form 10-K on the pages indicated:

                                                                              PAGE
                                                                              ----
Report of Independent Accountants .........................................   S-1
Schedule II - Valuation and Qualifying Accounts ...........................   S-2

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

10.3*     Amendment No.1 to Crossroads Systems, Inc. 1999 Stock Incentive Plan
          (filed as Exhibit 99.2 to the Registrant's Statement on Form S-8 (SEC
          File No.333-62336) and incorporated herein by reference)

10.4*     Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan (filed as
          Exhibit 10.3 to the IPO Registration Statement and incorporated herein by reference)

10.5*     Fourth Amended and Restated Investors Rights Agreement dated August 6,
          1999 by and among Registrant and certain purchasers of Registrant's preferred stock (filed as Exhibit 10.4 to the IPO Registration
          Statement and incorporated herein by reference)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.6*+    OEM Agreement dated April 23, 1998 by and between Registrant and
          Storage Technology Corporation (filed as Exhibit 10.5 to the IPO
          Registration Statement and incorporated herein by reference)

10.7*     Form of Stock Pledge Agreement by and between Registrant and Reagan Y.
          Sakai (filed as Exhibit 10.12 to the IPO Registration Statement and incorporated herein by reference)

10.8*     Form of Note Secured by Stock Pledge Agreement issued to Registrant by
          Reagan Y. Sakai (filed as Exhibit 10.13 to the IPO Registration
          Statement and incorporated herein by reference)

10.9      Loan Modification Agreement dated December 31, 2000 by and between
          Registrant and Silicon Valley Bank

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

10.12     Letter Agreement dated February 19, 2001 by and between Registrant and
          John Middleton

10.13*    Letter Agreement dated February 28, 2000 by and between Registrant and
          Larry Sanders (filed as Exhibit 10.13 to Registrant's Annual Report on
          Form 10-K dated January 16, 2001 and incorporated herein by reference)

10.14*    Settlement and License Agreement dated June 12, 2001 by and between
          Registrant and Advanced Digital Information Corporation (files as
          Exhibit 10.16 to Registrants Quarterly Report on Form 10-Q dated June
          14, 2001 and incorporated herein by reference)

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

                                      CROSSROADS SYSTEMS, INC.

                                      By: /s/ Larry Sanders
                                          -------------------------------------
                                          Larry Sanders,
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Larry Sanders and Reagan Y. Sakai, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                                 TITLE                            DATE
           ----                                 -----                            ----
     /s/ LARRY SANDERS           President and Chief Executive Officer     January 17, 2002
----------------------------     (principal executive officer), Director
Larry Sanders

    /s/ REAGAN Y. SAKAI          Chief Financial Officer (principal        January 17, 2002
----------------------------     financial and accounting officer)
Reagan Y. Sakai


     /s/ BRIAN R. SMITH          Chairman of the Board                     January 17, 2002
----------------------------
Brian R. Smith

  /s/ RICHARD D. EYESTONE        Director                                  January 17, 2002
----------------------------
Richard D. Eyestone

   /s/ DAVID L. RIEGEL           Director                                  January 17, 2002
----------------------------
David L. Riegel

    /s/ WILLIAM P. WOOD          Director                                  January 17, 2002
----------------------------
William P. Wood

     /s/ PAUL S. ZITO            Director                                  January 17, 2002
----------------------------
Paul S. Zito

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Crossroads Systems, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Crossroads Systems, Inc. and Subsidiaries at October 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Austin, Texas
November 30, 2001

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                ASSETS

                                                                                     OCTOBER 31,
                                                                                ----------------------
                                                                                   2000         2001
                                                                                ---------    ---------
Current assets:
  Cash and cash equivalents .................................................   $  42,447    $  43,686
  Short-term investments ....................................................      17,591       10,000
                                                                                ---------    ---------
        Total cash, cash equivalents and short-term investments .............      60,038       53,686
  Accounts receivable, net of allowance for doubtful
     accounts of $231 and $388, respectively ................................       5,590        3,768
  Inventories, net ..........................................................       3,918        3,080
  Prepaids and other current assets .........................................       2,037        1,894
                                                                                ---------    ---------
          Total current assets ..............................................      71,583       62,428
Note receivable from related party, net .....................................         159          244
Property and equipment, net .................................................      10,062       11,021
Intangibles, net ............................................................      35,686          997
Other assets ................................................................         558          713
                                                                                ---------    ---------
          Total assets ......................................................   $ 118,048    $  75,403
                                                                                =========    =========

            LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................................   $   4,852    $   7,070
  Accrued expenses ..........................................................       2,933        2,744
  Accrued warranty costs ....................................................         414          597
  Deferred revenue ..........................................................       1,097          746
                                                                                ---------    ---------
        Total current liabilities ...........................................       9,296       11,157

Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value, 25,000,000
   shares authorized, none designated, and none issued and outstanding ......          --           --
Stockholders' equity:
Common stock, $.001 par value, 175,000,000 shares authorized,
   27,690,673 and 27,542,664 shares issued and outstanding, respectively ....          28           28
Additional paid-in capital ..................................................     183,390      184,042
Deferred stock-based compensation ...........................................      (9,734)      (3,914)
Notes receivable from stockholders ..........................................        (249)        (118)
Accumulated deficit .........................................................     (64,448)    (115,535)
Treasury stock at cost (405,961 and 467,794 shares, respectively) ...........        (235)        (257)
                                                                                ---------    ---------
       Total stockholders' equity ...........................................     108,752       64,246
                                                                                ---------    ---------
       Total liabilities, redeemable convertible preferred
          stock and stockholders' equity ....................................   $ 118,048    $  75,403
                                                                                =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   YEARS ENDED OCTOBER 31,
                                                                        --------------------------------------------
                                                                             1999           2000           2001
                                                                        ------------    ------------    ------------
Revenue:
   Product revenue ..................................................   $     18,859    $     32,486    $     35,896
   Other revenue ....................................................             65             562           1,434
                                                                        ------------    ------------    ------------
               Total revenue ........................................         18,924          33,048          37,330
Cost of revenue (including stock-based compensation expense
   of $133, $288 and $123, respectively) ............................         11,079          19,104          22,013
                                                                        ------------    ------------    ------------
Gross profit ........................................................          7,845          13,944          15,317
                                                                        ------------    ------------    ------------
Operating expenses:
   Sales and marketing (including stock-based compensation
     expense of $372, $4,373 and $215, respectively) ................          4,781          16,007          15,202
   Research and development (including stock-based
      compensation expense of $280, $528 and $440, respectively) ....          5,551          13,143          18,118
   General and administrative (including stock-based
      compensation expense of $420, $22,501 and $6,283,
        respectively) ...............................................          3,017          31,242          16,043
   Amortization of intangibles ......................................             --           8,808           9,680
   Write-down of intangibles ........................................             --              --          25,007
   Litigation settlement ............................................             --              --         (15,000)
                                                                        ------------    ------------    ------------
               Total operating expenses .............................         13,349          69,200          69,050
                                                                        ------------    ------------    ------------
Loss from operations ................................................         (5,504)        (55,256)        (53,733)
Other income (expense):
   Interest income ..................................................            433           4,347           2,763
   Interest expense .................................................           (122)            (37)             --
   Other income (expense) ...........................................              8             (82)             13
                                                                        ------------    ------------    ------------
       Other income, net ............................................            319           4,228           2,776
                                                                        ------------    ------------    ------------
Net loss before cumulative effect of accounting change ..............         (5,185)        (51,028)        (50,957)
Cumulative effect of accounting change ..............................             --              --            (130)
                                                                        ------------    ------------    ------------
Net loss ............................................................         (5,185)        (51,028)        (51,087)
Accretion on redeemable convertible preferred stock .................           (247)             --              --
                                                                        ------------    ------------    ------------
Net loss attributable to common stock ...............................   $     (5,432)   $    (51,028)   $    (51,087)
Basic and diluted net loss per share:
   Before cumulative effect of accounting change ....................   $      (0.74)   $      (1.93)   $      (1.85)
   Cumulative effect of accounting change ...........................             --              --           (0.01)
                                                                        ------------    ------------    ------------
       Basic and diluted net loss per share .........................   $      (0.74)   $      (1.93)   $      (1.86)
                                                                        ============    ============    ============
Pro forma amounts assuming accounting change is applied
   retroactively:
   Net loss attributable to common stock ............................   $     (5,568)   $    (51,085)   $         --
   Net loss per share, basic and diluted ............................   $      (0.75)   $      (1.93)   $         --
                                                                        ------------    ------------    ------------
Shares used in computing basic and diluted net loss per share .......      7,377,984      26,466,601      27,414,078
                                                                        ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                NOTES
                                            COMMON STOCK         ADDITIONAL    DEFERRED      RECEIVABLE
                                     ------------------------     PAID-IN     STOCK-BASED       FROM       ACCUMULATED
                                        SHARES      AMOUNT        CAPITAL     COMPENSATION  STOCKHOLDERS     DEFICIT
                                     -----------   ----------    ----------   ------------  ------------   -----------
Balance at October 31, 1998 .......    6,378,468            6            72          (188)           --        (8,235)
  Issuance of common stock
     upon exercise of stock
     options ......................    2,534,112            3           753            --          (447)           --
  Stock-based compensation ........           --           --         4,735        (3,530)           --            --
  Accretion on redeemable
     convertible preferred
     stock ........................           --           --          (247)           --            --            --
  Conversion of redeemable
     convertible preferred
     stock ........................   13,599,839           14        30,920            --            --            --
  Initial public offering .........    4,037,500            4        66,228            --            --            --
  Accrued interest on
     notes receivable from
     stockholders .................           --           --            --            --           (16)           --
  Net loss ........................           --           --            --            --            --        (5,185)
                                     -----------   ----------    ----------    ----------    ----------    ----------
Balance at October 31, 1999 .......   26,549,919           27       102,461        (3,718)         (463)      (13,420)
  Issuance of common stock
     upon exercise of stock
     options ......................      662,791            1            95            --            --            --
  Issuance of common stock for
     purchase acquisitions ........      428,625           --        46,373            --            --            --
  Issuance of common stock
     for employee stock
     purchase plan ................       49,338           --           755            --            --            --
  Purchase of treasury
     stock (383,461 shares) .......           --           --            --            --            --            --
  Stock-based compensation ........           --           --        33,706        (6,016)           --            --
  Payments on notes
     receivable from
  stockholders ....................           --           --            --            --           235            --
  Accrued interest on
     notes receivable from
     stockholders .................           --           --            --            --           (21)           --
  Net loss ........................           --           --            --            --            --       (51,028)
                                     -----------   ----------    ----------    ----------    ----------    ----------
Balance at October 31, 2000 .......   27,690,673           28       183,390        (9,734)         (249)      (64,448)
  Issuance of common stock
     upon exercise of stock
     options ......................      174,440           --           160            --            --            --
  Issuance of common stock
     for employee stock
     purchase plan ................      149,851           --           665            --            --            --
  Purchase of treasury
     stock (61,833 shares) ........           --           --            --            --            --            --
  Stock-based compensation ........           --           --         1,241         5,820            --            --
  Payments on notes
     receivable from
     stockholders .................           --           --            --            --           140            --
  Accrued interest on
     notes receivable from
     stockholders .................           --           --            --            --            (9)           --
  Retirement of shares
     purchased under stock
     buy-back program .............     (472,300)          --        (1,414)           --            --            --

  Net loss ........................           --           --            --            --            --       (51,087)
                                     -----------   ----------    ----------    ----------    ----------    ----------
Balance at October 31, 2001 .......  $27,542,664   $       28    $  184,042    $   (3,914)   $     (118)   $ (115,535)
                                     -----------   ----------    ----------    ----------    ----------    ----------
                                                      TOTAL
                                      TREASURY    STOCKHOLDERS'
                                       STOCK         EQUITY
                                     ----------   -------------
Balance at October 31, 1998 .......          (2)       (8,347)
  Issuance of common stock
     upon exercise of stock
     options ......................          --           309
  Stock-based compensation ........          --         1,205
  Accretion on redeemable
     convertible preferred
     stock ........................          --          (247)
  Conversion of redeemable
     convertible preferred
     stock ........................          --        30,934
  Initial public offering .........          --        66,232
  Accrued interest on
     notes receivable from
     stockholders .................          --           (16)
  Net loss ........................          --        (5,185)
                                     ----------    ----------
Balance at October 31, 1999 .......          (2)       84,885
  Issuance of common stock
     upon exercise of stock
     options ......................          --            96
  Issuance of common stock for
     purchase acquisitions ........          --        46,373
  Issuance of common stock
     for employee stock
     purchase plan ................          --           755
  Purchase of treasury
     stock (383,461 shares) .......        (233)         (233)
  Stock-based compensation ........          --        27,690
  Payments on notes
     receivable from
  stockholders ....................          --           235
  Accrued interest on
     notes receivable from
     stockholders .................          --           (21)
  Net loss ........................          --       (51,028)
                                     ----------    ----------
Balance at October 31, 2000 .......        (235)      108,752
  Issuance of common stock
     upon exercise of stock
     options ......................          --           160
  Issuance of common stock
     for employee stock
     purchase plan ................          --           665
  Purchase of treasury
     stock (61,833 shares) ........         (22)          (22)
  Stock-based compensation ........          --         7,061
  Payments on notes
     receivable from
     stockholders .................          --           140
  Accrued interest on
     notes receivable from
     stockholders .................          --            (9)
  Retirement of shares
     purchased under stock
     buy-back program .............          --        (1,414)
                                             --       (51,087)
  Net loss ........................  ----------    ----------
                                     $     (257)   $   64,246
Balance at October 31, 2001 .......  ----------    ----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED OCTOBER 31,
                                                                       --------------------------------
                                                                         1999        2000        2001
                                                                       --------    --------    --------
  Cash flows from operating activities:
    Net loss .......................................................   $ (5,185)   $(51,028)   $(51,087)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation ................................................        971       2,942       4,640
       Amortization of intangibles .................................         --       8,808       9,680
       Write-down of intangibles ...................................         --          --      25,007
       Stock-based compensation ....................................      1,205      27,690       7,061
       Loss on disposal of property and equipment ..................          9          --          24
       Provision for doubtful accounts receivable ..................         81         136         157
       Provision for excess and obsolete inventory .................        296       1,758        (309)
       Changes in assets and liabilities:
         Accounts receivable .......................................     (2,829)     (1,664)      1,665
         Inventories ...............................................     (2,678)     (2,006)      1,147
         Prepaids and other assets .................................       (703)       (978)        143
         Accounts payable ..........................................      2,453       1,505       2,218
         Accrued expenses ..........................................        906       2,047        (189)
         Accrued warranty expenses .................................         --         105         183
         Deferred revenue and other ................................        138         994        (373)
                                                                       --------    --------    --------
            Net cash used in operating activities ..................     (5,336)     (9,691)        (33)
                                                                       --------    --------    --------
  Cash flows from investing activities:
    Purchase of property and equipment .............................     (2,306)    (10,653)     (5,623)
    Cash acquired, net of payments for business acquisitions .......         --       1,013          --
    Proceeds from sale of property and equipment ...................         21          --          --
    Purchase of held-to-maturity investments .......................    (19,500)    (17,591)    (11,967)
    Maturity of held-to-maturity investments .......................      2,239      19,500      19,558
    Payment of note receivable from related party ..................       (100)        226         140
    Other assets ...................................................       (456)         60        (225)
                                                                       --------    --------    --------
            Net cash provided by (used in) investing activities ....    (20,102)     (7,445)      1,883
                                                                       --------    --------    --------
  Cash flows from financing activities:
    Proceeds from issuance of common stock .........................        309         851         825
    Proceeds from initial public offering ..........................     72,675          --          --
    Costs associated with initial public offering ..................     (6,443)        (40)         --
    Proceeds from issuance of preferred stock, net of
           issuance costs ..........................................     17,249          --          --
    Repurchase and retirement of common stock ......................         --          --      (1,414)
    Purchase of treasury stock .....................................         --        (233)        (22)
    Borrowings under long-term debt agreements .....................      1,750          --          --
    Repayment of long-term indebtedness ............................       (477)     (2,356)         --
    Other ..........................................................         --          41          --
                                                                       --------    --------    --------
            Net cash provided by (used in) financing activities ....     85,063      (1,737)       (611)
                                                                       --------    --------    --------
  Net increase (decrease) in cash and cash equivalents .............     59,625     (18,873)      1,239
  Cash and cash equivalents, beginning of period ...................      1,695      61,320      42,447
                                                                       --------    --------    --------
  Cash and cash equivalents, end of period .........................   $ 61,320    $ 42,447    $ 43,686
                                                                       ========    ========    ========
  Supplemental disclosure of non-cash investing and
    financing activities:
    The Company purchased all of the assets of Polaris
    Communications, Inc. during fiscal year 2000.  Assets acquired and liabilities assumed were as follows:
       Fair value of assets acquired ...............................   $     --    $ 46,751    $     --
       Liabilities assumed .........................................         --        (171)         --
    Stock issued in connection with the acquisition ................         --     (44,483)         --
    Options issued in connection with the acquisition ..............         --      (1,890)         --
                                                                       --------    --------    --------
    Cash payments for acquisition of Polaris .......................   $     --    $    207    $     --
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1. ORGANIZATION AND BUSINESS:

     The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. ("Crossroads" or the "Company") and its wholly-owned subsidiaries. Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is the leading provider of enterprise data center routing solutions for open system storage area networks ("SANs") including S/390 connections. Crossroads sells its products and services primarily to leading storage system and server original equipment manufacturers, distributors, resellers, system integrators and storage service providers. The Company is organized and operates as one business segment. All intercompany balances and transactions have been eliminated in consolidation.

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

          Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and on deposit. All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents consist primarily of cash deposited in money market accounts and high-grade commercial paper. Cash equivalents totaled $41.2 and $42.7 million at October 31, 2000 and 2001, respectively. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $1.0 million, which is secured by a $1.0 million certificate of deposit. While the Company's cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed insured limits. The Company has not experienced any losses in such accounts.

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

     Inventories consist of the following:

                                                                YEAR ENDED OCTOBER 31,
                                                                ----------------------
                                                                   2000       2001
                                                                 -------    -------
Raw materials ................................................   $ 4,154    $ 3,692
Work-in-process ..............................................       183         --
Finished goods ...............................................     1,670      1,168
                                                                 -------    -------
                                                                   6,007      4,860
        Less:  Allowance for excess and obsolete inventory ...    (2,089)    (1,780)
                                                                 -------    -------
                                                                 $ 3,918    $ 3,080
                                                                 =======    =======

          Investments

     The Company accounts for its investment in Banderacom Corporation (formerly INH Semiconductor Corporation) ("Banderacom") using the cost method as the Company's investment represents less than a 20% ownership interest and the Company is not able to exert significant influence over Banderacom. The Company's investment in Banderacom, which is included in other non-current assets, was approximately $100 and $292 at October 31, 2000 and 2001, respectively.

          Concentrations

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments and accounts receivable. The Company invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity.

     The Company's sales are primarily concentrated in the United States and are primarily derived from sales to original equipment manufacturers in the computer storage and server industry. The Company had trade accounts receivable from four customers, which comprised approximately 51% and 36% of total trade accounts receivable at October 31, 2000 and 2001, respectively. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses and product sales returns.

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

     The percentage of sales to significant customers was as follows:

                                           YEARS ENDED OCTOBER 31,
                                           -----------------------
                                           1999      2000      2001
                                           ----      ----      ----
            Customer A ................     36%       33%         2%
            Customer B.................     36%       21%        23%
            Customer C.................      4%        7%         8%
            Customer D.................      3%        6%        26%

     The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company's

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


financial condition or results of operations. During April 2001, Advanced Digital Information Corporation ("ADIC"), Customer C above, informed the Company that it intends to transition out of its router products upon consummation of its acquisition of Pathlight Technology, Inc. ("Pathlight"), which they subsequently completed on May 11, 2001. Sales to ADIC were approximately $2.3 million and $3.0 million during the year ended October 31, 2000 and 2001, respectively. In April, we decided to write off inventory specifically related to ADIC resulting in a charge of approximately $47.

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

     Property and equipment consist of the following:

                                                            OCTOBER 31,
                                                       --------------------
                                                         2000        2001
                                                       --------    --------
Equipment ..........................................   $ 12,013    $ 17,509
Furniture and fixtures .............................      1,911       1,878
Leasehold improvements .............................        916         906
                                                       --------    --------
                                                         14,840      20,293
Less: accumulated depreciation and amortization ....     (4,778)     (9,272)
                                                       --------    --------
                                                       $ 10,062    $ 11,021
                                                       ========    ========

          Goodwill and Purchased Intangible Assets

     Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to seven years.

          Treasury Stock

     Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

          Revenue Recognition

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Effective November 1, 2000, the Company adopted SAB No. 101. The adoption of SAB No. 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was $130,000, which has been included in net loss for the year ended October 31, 2001. Prior period financial statements have not been restated to apply SAB 101 retroactively, however, the pro forma amounts included in the Consolidated Statements of Operations reflect the net loss and net loss per share assuming the Company had retroactively applied SAB 101 to all periods presented.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


     Revenue from product sales to customers that do not have rights of return, including product sales to original equipment manufacturers and certain distributors, resellers and system integrators, are recognized upon shipment. Sales and cost of sales related to customers that have rights of return are deferred and subsequently recognized upon sell-through to end-users. The Company provides for the estimated cost to repair or replace products under warranty and technical support costs when the related product revenue is recognized. Deferred revenues as of October 31, 2000 and 2001 were approximately $1,097 and $746, respectively.

          Advertising Costs

     The Company expenses all advertising costs as incurred.

          Stock-Based Compensation

     Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based plans. Companies that elect to account for stock-based compensation plans in accordance with APB Opinion No. 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. Accordingly, pro forma disclosures that are required under SFAS No. 123 are included in Note 8.

          Income Taxes

     The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recorded no income tax expense or benefit during the years ended October 31, 1999, 2000, and 2001. The Company has provided a full valuation allowance because the realization of tax benefits associated with net operating loss carry-forwards is not considered more likely than not.

          Computation of Net Loss Per Share

     In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, less shares subject to repurchase. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution, includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common shares associated with our employee stock purchase program; (iii) any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should we enter into such transactions.

     The Company has excluded all redeemable convertible preferred stock, up until the date of their conversion, and all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


of diluted net loss per common share were 15,103,255, 4,653,318 and 4,980,563 for the years ended October 31, 1999, 2000 and 2001, respectively.

          Comprehensive Income

     The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The Company has had no items of other comprehensive income (loss) for each of the three years presented and accordingly, comprehensive (loss) for all periods presented approximated net loss.

          Reportable Segments

     In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographical areas and major customers. The Company is organized and operates as one operating segment, the design, development, manufacturing, marketing and selling of Fibre Channel storage solutions for SAN's. Service revenues to date have not been significant. The Company operates principally in one geographic area, the United States. Major customers are discussed above.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that all business combinations be accounted for under the purchase method and defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS No. 141 applies to business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company has not initiated any business combinations subsequent to June 30, 2001; therefore, the adoption SFAS No. 141 will not have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangibles assets having indefinite useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2001, the Company adopted SFAS No. 142. The Company currently does not have any goodwill, so it does not expect SFAS No. 142 to have a material impact on its financial

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


position or results of operations. In the event that SFAS No. 142 is determined to have a material impact on its financial position or results of operations, the Company would be required to report such changes no later than the quarter ending January 31, 2002.

     In October 2001, the FASB issued SFAS No. 144, "Impairment of long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of". SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for the Company's fiscal year ended October 31, 2003. The adoption of SFAS No. 144 is not expected to have any material adverse impact on the Company's financial position or results of its operations.

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

     The purchase price was allocated to the assets acquired and liabilities assumed based on Crossroads' estimates of fair value. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company and consists of proven research and development, the in-place workforce and the installed customer base. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $41.3 million. The assigned values are being amortized on a straight-line basis. Amortization of intangibles totaled approximately $8.8 and $9.7 million for the fiscal years ended October 31, 2000 and 2001, respectively.

     During the fiscal 2001, in response to uncertain macroeconomic conditions and the resulting decline in demand and product revenue, management reassessed Crossroads' product strategy, initiated a market sizing exercise on its core business and examined the expense structure in an attempt to realign its business plan to achieve profitability. The strategic review triggered a reduction in force and an impairment evaluation of the intangible assets related to the Polaris acquisition as there were indications that the carrying amounts might not be recoverable based on the expected undiscounted cash flows from the Polaris business unit. Based on a valuation prepared by an independent third-party appraisal company, Crossroads recorded a write-down of these intangible assets totaling $25.0 million.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


     The Company's allocation of the purchase price and the resulting assigned values for the net assets acquired are as follows:

                                                     VALUE ASSIGNED     AMORTIZABLE
                                                     TO NET ASSETS         LIFE
BALANCE SHEET CATEGORY                                 ACQUIRED           (YEARS)
----------------------                               --------------     -----------
   Intangible assets:
      Proven research and development ............   $  1,030               5 - 7
      In-place workforce .........................      1,800                   4
      Customer base ..............................        340                   5
      Goodwill ...................................     41,324                   3
                                                     --------
                                                       44,494
   Less:
      Accumulated amortization ...................    (18,490)
      Write-down of intangibles ..................    (25,007)
                                                     --------
   Intangible assets, net at October 31, 2001 ....   $    997
                                                     ========
   Other assets, net of liabilities assumed ......   $  2,121
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

                                 PRO FORMA
                                YEAR ENDED
                                OCTOBER 31,
                           ---------------------
                             2000        2001
                           --------    --------
Total revenue ..........   $ 35,248    $ 37,330
Net loss ...............    (51,087)    (62,652)
Net loss per share .....   $  (2.33)   $  (1.86)


4. LINE OF CREDIT AND DEBT:

     In January 2001, the Company extended its existing line of credit with its bank. The committed revolving line is an advance of up to $3 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2002 at which time we intend to extend the term, accordingly. The amount available for borrowings under the line of credit arrangement at any point in time is based upon eligible accounts receivable and inventory balances. Borrowings under the equipment line may be used to purchase general operating equipment. Interest accrues and is payable monthly on outstanding balances under these lines at the bank's prime rate. There were no outstanding borrowings under the equipment line at October 31, 2000 and 2001.

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

5. COMMITMENTS AND CONTINGENCIES:

          Leases

     The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through January 31, 2006. Rental expense under these agreements was approximately $466, $1,611 and $2,326 for the years ended October 31, 1999, 2000, and 2001, respectively. In April 2000, Crossroads relocated

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


its headquarters in accordance with an agreement to lease approximately 63,548 square feet of general office, laboratory, and administrative space in Austin, Texas. The term of the lease agreement is six years, from April 1, 2000 through March 31, 2006, and represents a lease commitment of $1.7 million per year for the first three years and $1.8 million per year, thereafter. In conjunction with entering into the lease agreement, Crossroads signed an unconditional, irrevocable letter of credit with a bank for $1.0 million, which is secured by a $1.0 million certificate of deposit.

     The minimum annual future rentals under the terms of these leases at October 31, 2001 are as follows:

FISCAL YEAR
-----------
    2002........................................   $ 1,986
    2003........................................     2,008
    2004........................................     1,963
    2005........................................     1,827
    2006........................................       758
    thereafter..................................        --
                                                   -------
                                                   $ 8,542
                                                   =======

          Legal Proceedings

          Intellectual Property Litigation

     On March 31, 2000, Crossroads filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of its patents (5,941,972, hereinafter "972 patent") with some of their products. In September 2001, the jury found that the `972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning have infringed all claims of the Crossroads `972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, the Company was awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line.

     On April 14, 2000, Crossroads filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of its patents with their SAN Data Gateway Router. Pathlight was subsequently acquired by ADIC on May 11, 2001. In June 2001, ADIC paid the Company $15.0 million in connection with the settlement of this lawsuit, this payment was recognized in the statement of operations for fiscal 2001. In connection with the settlement of the lawsuit, the Company granted ADIC a non-exclusive license under the related patent.

     On May 19, 2000, Chaparral filed a counter-suit against Crossroads alleging tortuous interference with prospective business relations. The Company moved to have this matter dismissed, which the judge ordered, with prejudice in April 2001.

          Securities Class Action Litigation

     The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001 and the Company filed a motion to dismiss, which was denied. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaint and intends to defend itself vigorously. The class action lawsuit is still at an early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit. The inability of the Company to prevail in this action could have a material adverse effect on the Company's future business, financial condition and results of operations.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


          Derivative State Action

     On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of its officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. The Company has not answered the derivative state action. The Company believes the allegations in the derivative state action are without merit and intends to defend itself vigorously. The derivative state action is still at an early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this action. The inability of the Company to prevail in this action could have a material adverse effect on the Company's future business, financial condition and results of operations.

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

          Authorized Shares

     The Company has the authority to issue 25,000,000 million shares of preferred stock, par value $.001 per share, subject to the designation of the board of directors. At October 31, 2000 and 2001, no shares of preferred stock were issued or outstanding.

7. STOCKHOLDERS' EQUITY:

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

          Deferred Compensation

     In connection with the grant of certain stock options to our employees and directors, the Company recorded

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


deferred compensation aggregating $19.6 million in 1998, 1999, 2000, and 2001, representing the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable individual options, generally four years. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. Of the total deferred compensation amount, approximately $15.4 million has been amortized as of October 31, 2001.

     The Company allocates stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit.

     Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                           YEAR ENDED OCTOBER 31,
                                        ---------------------------
                                          1999      2000      2001
                                        -------   -------   -------
Cost of revenue .....................   $   133   $   288   $   123
Sales and marketing .................       372     4,373       215
Research and development ............       280       528       440
General and administrative ..........       420    22,501     6,283
                                        -------   -------   -------
  Total stock-based compensation ....   $ 1,205   $27,690   $ 7,061
                                        =======   =======   =======

     We expect to amortize the remaining amounts of deferred stock-based compensation as of October 31, 2001 in the periods indicated (in thousands):

                                               YEAR ENDED OCTOBER 31,
                                         ---------------------------------
                                          2002     2003     2004     TOTAL
                                         ------   ------   ------   ------
Cost of revenue ......................   $   56   $   11   $   --   $   67
Sales and marketing ..................       64       13       --       77
Research and development .............       97       20       --      117
General and administrative ...........    2,541    1,011      101    3,653
                                         ------   ------   ------   ------
   Total stock-based compensation ....   $2,758   $1,055   $  101   $3,914
                                         ======   ======   ======   ======

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

     The following table summarizes stock option activity under all of the Plans for all periods presented:

                                                          YEAR ENDED OCTOBER 31,
                                    ---------------------------------------------------------------------------
                                            1999                       2000                     2001
                                    ---------------------    -----------------------    -----------------------
                                                 WEIGHTED                   WEIGHTED                  WEIGHTED
                                                  AVERAGE                    AVERAGE                   AVERAGE
                                                 EXERCISE                   EXERCISE                  EXERCISE
                                    SHARES         PRICE       SHARES         PRICE      SHARES         PRICE
                                   ----------    --------    -----------    --------    ----------    ---------
Outstanding at beginning
   of period.................       2,614,125    $  0.16       1,470,336    $  6.73      3,432,571    $ 36.27
Granted......................       1,590,646       6.48       2,825,895      45.65      2,924,400       4.64
Exercised....................      (2,534,112)      0.30        (438,990)      0.64       (117,039)      1.30
Forfeited....................        (200,322)      0.45        (424,668)     33.21     (1,843,869)     48.20
                                   ----------                -----------               -----------
Outstanding at end of
   period....................       1,470,337    $  6.73       3,432,571    $ 36.27      4,396,063    $ 11.16
                                   ==========                ===========               ===========
Options exercisable at the
   end of the period.........       1,470,337                    841,371                 1,215,635
                                   ==========                ===========               ===========


     At October 31, 2001 the Company had the right to repurchase 63,229 shares of outstanding common stock issued upon exercise of stock options with a weighted average exercise price of $0.98.

     The Company has elected to follow the provisions prescribed by APB Opinion No. 25 and its related interpretations, for financial reporting purposes, whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense (see Note 7, Stockholders' Equity -- Deferred Compensation).

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

                                                                      YEAR ENDED OCTOBER 31,
                                                                 ---------------------------------
                                                                    1999        2000       2001
                                                                 ---------   ---------   ---------
Net loss attributable to common stock -- as reported .........   $ (5,432)   $(51,028)   $(51,087)
Net loss attributable to common stock -- pro forma ...........   $ (5,625)   $(43,242)   $(47,966)
Basic and diluted net loss per share -- as reported ..........   $  (0.74)   $  (1.93)   $  (1.86)
Basic and diluted net loss per share -- pro forma ............   $  (0.76)   $  (1.63)   $  (1.75)


                                                                       YEAR ENDED OCTOBER 31,
                                                                   -----------------------------
                                                                    1999        2000       2001
                                                                   ------     -------     ------
Weighted average grant-date fair value of options granted:
  Exercise price equal to market price of stock on
    the grant date:
               Aggregate value................................     $3,933     $68,757     $7,204
                                                                   ======     =======     ======
               Per share value................................     $ 6.65     $ 33.48     $ 3.39
                                                                   ======     =======     ======
  Exercise price less than the market price of
     stock on the grant date:
               Aggregate value................................     $4,891     $60,571     $2,719
                                                                   ======     =======     ======
               Per share value................................     $ 4.90     $ 78.95     $ 5.44
                                                                   ======     =======     ======
  Exercise price greater than the market price of
     stock on the grant date:
               Aggregate value................................     $   --     $    --     $1,538
                                                                   ======     =======     ======
               Per share value................................     $   --     $    --     $ 5.13
                                                                   ======     =======     ======

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001: no dividend yield; risk-free interest rate of 5.57%, 6.07% and 4.64%; expected volatility of 109%, 120% and 120%; expected lives of four years, respectively.

     The following table summarizes information with respect to stock options outstanding under all plans at October 31, 2001:

                                            OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                              -------------------------------------------------   ------------------------------
                                NUMBER      WEIGHTED-AVERAGE   WEIGHTED-AVERAGE      NUMBER     WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES      OUTSTANDING    REMAINING YEARS    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------      -----------   ----------------   ----------------   -----------   ----------------
$  0.23 - $  0.23 .........        19,688          6.3             $  0.23            19,688         $  0.23
$  0.50 - $  0.50 .........        35,183          6.9             $  0.50            35,183         $  0.50
$  0.83 - $  1.00 .........        97,563          7.4             $  0.94            97,563         $  0.94
$  1.33 - $  1.33 .........        41,448          7.7             $  1.33            41,448         $  1.33
$  2.65 - $  3.30 .........     1,315,650          9.7             $  2.65             3,000         $  2.65
$  4.56 - $  6.49 .........     1,583,622          8.9             $  4.78           445,788         $  4.56
$  6.94 - $ 10.00 .........       557,710          8.9             $  8.92           135,742         $  9.38
$ 11.25 - $ 13.81 .........        19,980          8.7             $ 13.49             5,182         $ 13.50
$ 18.00 - $ 25.25 .........       252,200          7.9             $ 18.11           250,137         $ 18.05
$ 39.88 - $ 39.88 .........       296,981          8.0             $ 39.88           105,461         $ 39.88
$ 64.88 - $ 84.50 .........        94,520          8.3             $ 71.62            37,388         $ 72.11
$103.25 - $142.75 .........        81,518          7.0             $115.23            39,055         $116.48
                                ---------         ----             -------         ---------         -------
$  0.23 - $142.75 .........     4,396,063          8.9             $ 11.16         1,215,635         $ 16.06
                                =========         ====             =======         =========         =======


     Options granted to non-employees are recorded at fair value in accordance with SFAS No. 123. These options were issued pursuant to the 1996 Plan and 1999 Plan and are reflected in the disclosures above. The Company granted 0, 5,000 and 0 options to non-employees for consulting services in fiscal 1999, 2000, and 2001 at a weighted average exercise price of $0, $6.94 and $0, respectively. The stock-based compensation associated with the grant of stock options to non-employees for the year ended October 31, 2001 was not significant.

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

9. INCOME TAXES:

     As of October 31, 2000 and 2001 the Company had federal net operating loss carryforwards of approximately $39,571 and $55,647, respectively, and research and experimentation tax credit carryforwards of approximately $475 and $751, respectively. The Company's net operating loss carryforward is subject to a limitation on its utilization.

     Under the provisions of SFAS No. 109, "Accounting for Income Taxes," the components of the net deferred tax amounts recognized in the accompanying balance sheets are as follows:

                                                               OCTOBER 31,
                                                          --------------------
                                                            2000        2001
                                                          --------    --------
Deferred tax assets:
  Net operating losses ................................   $ 14,246    $ 20,033
  Inventory and other reserves ........................      4,078       6,540
  Basis of property and equipment .....................        524         370
  Research and experimentation credit .................        475         751
Net deferred tax assets before valuation allowance ....     19,323      27,694
Valuation allowance ...................................    (19,323)    (27,694)
                                                          --------    --------
Net deferred tax asset ................................   $     --    $     --
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

     Following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory Federal income tax rates to pretax loss and the reported amount of income tax benefit:

                                                        YEAR ENDED OCTOBER 31,
                                                 ---------------------------------
                                                   1999        2000        2001
                                                 --------    --------    ---------
Tax benefit at statutory rate of 34% .........   $  1,874    $ 18,370    $  18,391
Research and experimentation credit ..........        246          19           --
Amortization of stock-based compensation .....       (410)         --           --
Non-deductible goodwill ......................        (31)     (4,111)     (12,487)
Other ........................................         15         119        2,467
Net increase in valuation allowance ..........     (1,694)    (14,397)      (8,371)
                                                 --------    --------    ---------
                                                 $     --    $     --    $      --
                                                 ========    ========    =========

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


10. RELATED PARTY TRANSACTIONS:

          Product Sales

     The Company recorded product sales of $1,235 to certain holders of shares of redeemable convertible preferred stock of the Company for the years ended October 31, 1999. Accounts receivable from these preferred stockholders totaled approximately $378 at October 31,1999. During 1999, all shares of the Company's redeemable convertible preferred stock were converted into common stock (see
Note 6). The Company recorded product sales of $4,151 and $12,881 to these significant shareholders for the years ended October 31, 2000 and 2001, respectively, while the related accounts receivable totaled approximately $1,150 and $820 at October 31, 2000 and 2001, respectively.

          Notes Receivable

     During May 1999, the Company's board of directors approved the acceptance of full recourse notes in the amount of $442 from certain of the Company's officers as consideration for the exercise of 1,014,999 options. The notes accrue interest at 7% per year, compounded semi-annually and principal and accrued interests are due in one lump sum in 2003. In March 2000, the Company repurchased 232,500 unvested shares for approximately $123 and subsequently collected $114 in principal and interest upon the retirement of the Company's former president and chief operating officer. In June 2000, the Company repurchased 88,125 unvested shares for approximately $52 and collected approximately $59 in principal and interest payments upon the retirement of the Company's former vice-president of sales. In January 2001, the Company repurchased 13,594 unvested shares for approximately $9 and collected approximately $16 in principal and interest payments upon the retirement of the Company's former vice-president of engineering. The principal balance of these full recourse notes was approximately $118 as of October 31, 2001.

     In October 1999, the Company loaned an officer of the Company $100 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 6 years or upon the date in which the officer ceases to remain in service. The note accrues interest at 7% per year, compounded annually and principal and accrued interests are due in one lump sum on December 31, 2006.

     In July 2000, the Company loaned an employee of the Company $50 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually and principal and accrued interests are due in one lump sum on July 1, 2002.

     In April 2001, the Company loaned an officer of the Company $45 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 6 months or upon the date in which the officer ceases to remain in service. The note accrues interest at 7.5% per year, compounded semi-annually and principal and accrued interests are due in one lump sum on October 16, 2001.

     In May 2001, the Company loaned an employee of the Company $25 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 18 months or upon the date in which the employee ceases to remain in service. The note accrues interest at 7.5% per year, compounded semi-annually and principal and accrued interests are due in one lump sum on November 14, 2002.

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest totaled $113, $34 and $0 during fiscal year 1999, 2000 and 2001, respectively.

     Accretion on redeemable convertible preferred stock totaled $247, $0 and $0 during fiscal year 1999, 2000 and 2001, respectively.

     Loans to officers and notes receivable from stockholders totaled $542, $365 and $320 during fiscal year 1999, 2000 and 2001, respectively.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


12. EMPLOYEE BENEFITS:

     In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the "1996 Plan"), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the 1996 Plan. The Company may make matching contributions to those employees participating in the 1996 Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the 1996 Plan. The Company made no matching contributions under any plan for the years ended October 31, 1999, 2000 and 2001.

13. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

                                                    QUARTER
                                  --------------------------------------------     FISCAL
                                    FIRST       SECOND      THIRD      FOURTH     YEAR 2001
                                  --------    ---------   ---------   --------    ---------
Total revenue .................   $  9,974    $ 10,214    $  8,430    $  8,712    $ 37,330
Gross profit ..................   $  5,098    $  4,077    $  3,190    $  2,952    $ 15,317
Net loss ......................   $(10,740)   $(11,618)   $(20,782)   $ (7,947)   $(51,087)
Basic and diluted net loss
    per share .................   $  (0.39)   $  (0.42)   $  (0.75)   $  (0.30)   $  (1.86)

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Crossroads Systems, Inc. and Subsidiaries

     Our audits of the consolidated financial statements referred to in our report dated November 30, 2001 appearing in this Annual Report on Form 10-K of Crossroads Systems, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related financial statements.



PRICEWATERHOUSECOOPERS LLP

Austin, Texas
November 30, 2001

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                      BALANCE AT    CHARGED TO                BALANCE AT
                                                       BEGINNING     COSTS AND                  END OF
                                                       OF PERIOD     EXPENSES    DEDUCTIONS    PERIOD
                                                      ----------    ----------   ----------   ----------
Year ended October 31, 1999:
  Allowance for doubtful accounts .................     $   14        $   81       $    --      $   95
  Allowance for excess and obsolete inventory .....     $   35        $  296       $    --      $  331
Year ended October 31, 2000:
  Allowance for doubtful accounts .................     $   95        $  136       $    --      $  231
  Allowance for excess and obsolete inventory .....     $  331        $2,071       $  (313)     $2,089
Year ended October 31, 2001:
  Allowance for doubtful accounts .................     $  231        $  157       $    --      $  388
  Allowance for excess and obsolete inventory .....     $2,089        $1,021       $(1,330)     $1,780

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
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

10.3*     Amendment No.1 to Crossroads Systems, Inc. 1999 Stock Incentive Plan
          (filed as Exhibit 99.2 to the Registrant's Statement on Form S-8 (SEC
          File No.333-62336) and incorporated herein by reference)

10.4*     Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan (filed as
          Exhibit 10.3 to the IPO Registration Statement and incorporated herein by reference)

10.5*     Fourth Amended and Restated Investors Rights Agreement dated August 6,
          1999 by and among Registrant and certain purchasers of Registrant's preferred stock (filed as Exhibit 10.4 to the IPO Registration
          Statement and incorporated herein by reference)

10.6*+    OEM Agreement dated April 23, 1998 by and between Registrant and
          Storage Technology Corporation (filed as Exhibit 10.5 to the IPO
          Registration Statement and incorporated herein by reference)

10.7*     Form of Stock Pledge Agreement by and between Registrant and Reagan Y.
          Sakai (filed as Exhibit 10.12 to the IPO Registration Statement and incorporated herein by reference)

10.8*     Form of Note Secured by Stock Pledge Agreement issued to Registrant by
          Reagan Y. Sakai (filed as Exhibit 10.13 to the IPO Registration
          Statement and incorporated herein by reference)

10.9      Loan Modification Agreement dated December 31, 2000 by and between
          Registrant and Silicon Valley Bank

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

10.12     Letter Agreement dated February 19, 2001 by and between Registrant and
          John Middleton

10.13*    Letter Agreement dated February 28, 2000 by and between Registrant and
          Larry Sanders (filed as Exhibit 10.13 to Registrant's Annual Report on
          Form 10-K dated January 16, 2001 and incorporated herein by reference)

10.14*    Settlement and License Agreement dated June 12, 2001 by and between
          Registrant and Advanced Digital Information Corporation (files as
          Exhibit 10.16 to Registrants Quarterly Report on Form 10-Q dated June
          14, 2001 and incorporated herein by reference)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
23.1      Consent of PricewaterhouseCoopers LLP

24.1 Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K


*    Incorporated herein by reference to the indicated filing

+    Confidential treatment previously granted