Form 10-Q
period 2002-01-31
CROSSROADS SYSTEMS INC
filed 2002-03-18
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    As of March 1, 2002, Registrant had outstanding _________ shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                                PAGE
                                                                                                                ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of October 31, 2001 and
             January 31, 2002.................................................................................     3

          Condensed Consolidated Statements of Operations for the three months
             ended January 31, 2001 and 2002..................................................................     4

          Condensed Consolidated Statements of Cash Flows for the three months ended
             January 31, 2001 and 2002........................................................................     5

          Notes to Condensed Consolidated Financial Statements................................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................................................    11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................    27

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................................     28

Item 2.   Changes in Securities and Use of Proceeds..........................................................     29

Item 3.   Defaults Upon Senior Securities....................................................................     29

Item 4.   Submission of Matters to a Vote of Security Holders................................................     29

Item 5.   Other Information..................................................................................     29

Item 6.   Exhibits and Reports on Form 8-K...................................................................     29

SIGNATURES...................................................................................................     30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     OCTOBER 31,    JANUARY 31,
                                                                                        2001           2002
                                                                                     -----------    ----------
                                      ASSETS

Current assets:
      Cash and cash equivalents ..................................................    $  43,686     $  27,202
      Short-term investments .....................................................       10,000        19,000
                                                                                      ---------     ---------
           Total cash, cash equivalents and short-term investments ...............       53,686        46,202
      Accounts receivable, net of allowance for doubtful
         accounts of $388 and $277, respectively .................................        3,768         4,591
      Inventories, net ...........................................................        3,080         3,279
      Prepaids and other current assets ..........................................        1,894         1,845
                                                                                      ---------     ---------
           Total current assets ..................................................       62,428        55,917
Notes receivable from related party, net .........................................          244           191
Property and equipment, net ......................................................       11,021        10,426
Intangibles, net .................................................................          997           928
Other assets .....................................................................          713           713
                                                                                      ---------     ---------
           Total assets ..........................................................    $  75,403     $  68,175
                                                                                      =========     =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...........................................................    $   7,070     $   5,796
      Accrued expenses ...........................................................        2,744         1,532
      Accrued warranty costs .....................................................          597           719
      Deferred revenue ...........................................................          746           705
                                                                                      ---------     ---------
           Total current liabilities .............................................       11,157         8,752

Stockholders' equity:
      Common stock, $.001 par value, 175,000,000 shares authorized,
        27,542,664 and 27,661,529 shares issued and outstanding, respectively ....           28            28
      Additional paid-in capital .................................................      184,042       185,591
      Deferred stock-based compensation ..........................................       (3,914)       (3,889)
      Notes receivable from stockholders .........................................         (118)         (120)
      Accumulated deficit ........................................................     (115,535)     (121,929)
      Treasury stock at cost (467,794 and 468,262 shares, respectively) ..........         (257)         (258)
                                                                                      ---------     ---------
           Total stockholders' equity ............................................       64,246        59,423
                                                                                      ---------     ---------
           Total liabilities and stockholders' equity ............................    $  75,403        68,175
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                                    THREE MONTHS ENDED
                                                                                        JANUARY 31,
                                                                               -----------------------------
                                                                                  2001              2002
                                                                               ------------     ------------
Revenue:
     Product revenue ......................................................    $      9,824     $      9,034
     Other revenue ........................................................             150              163
                                                                               ------------     ------------
                  Total revenue ...........................................           9,974            9,197
Cost of revenue (including stock-based compensation expense
    of $39 and $24, respectively) .........................................           4,876            5,876
                                                                               ------------     ------------
Gross profit ..............................................................           5,098            3,321
                                                                               ------------     ------------
Operating expenses:
     Sales and marketing (including stock-based compensation
       expense of $48 and $189, respectively) .............................           4,068            2,310
     Research and development (including stock-based
       compensation expense of $265 and $79, respectively) ................           4,302            5,184
     General and administrative (including stock-based
       compensation expense of $2,222 and $955, respectively) .............           4,716            2,469
     Amortization of intangibles ..........................................           3,596               70
                                                                               ------------     ------------
        Total operating expenses ..........................................          16,682           10,033
                                                                               ------------     ------------
Loss from operations ......................................................         (11,584)          (6,712)
        Other income, net .................................................             974              318
                                                                               ------------     ------------
Net loss before cumulative effect of accounting change ....................         (10,610)          (6,394)
Cumulative effect of accounting change ....................................            (130)              --
                                                                               ------------     ------------
Net loss ..................................................................    $    (10,740)    $     (6,394)
                                                                               ============     ============
Basic and diluted net loss per share:
     Before cumulative effect of accounting change ........................    $      (0.38)    $      (0.23)
     Cumulative effect of accounting change ...............................           (0.01)              --
                                                                               ------------     ------------
        Basic and diluted net loss per share ..............................    $      (0.39)    $      (0.23)
                                                                               ============     ============
Shares used in computing basic and
     diluted net loss per share ...........................................      27,284,797       27,274,904
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        THREE MONTHS ENDED
                                                                            JANUARY 31,
                                                                   -----------------------------
                                                                      2001               2002
                                                                   ------------     ------------
Cash flows from operating activities:
  Net loss ....................................................    $    (10,740)    $     (6,394)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation ...............................................           1,154            1,711
   Amortization of intangibles ................................           3,596               70
   Stock-based compensation ...................................           2,574            1,247
   Provision for doubtful accounts receivable .................              44             (111)
   Provision for excess and obsolete inventories ..............              90             (169)
  Changes in assets and liabilities:
   Accounts receivable ........................................             438             (712)
   Inventories ................................................             (44)             (30)
   Prepaids and other current assets ..........................             165               49
   Accounts payable ...........................................             663           (1,274)
   Accrued expenses ...........................................            (327)          (1,212)
   Accrued warranty costs .....................................              20              122
   Deferred revenue ...........................................            (325)             (41)
   Other ......................................................              (6)               3
                                                                   ------------     ------------
   Net cash used in operating activities ......................          (2,698)          (6,741)
                                                                   ------------     ------------
Cash flows from investing activities:
  Purchase of property and equipment ..........................          (1,270)          (1,116)
  Purchase of held-to-maturity investments ....................              --           (9,000)
  Maturity of held-to-maturity investments ....................           7,591               --
  Payment of note receivable from related party ...............              17               47
  Other assets ................................................              (4)              --
                                                                   ------------     ------------
   Net cash provided by (used in) investing activities ........           6,334          (10,069)
                                                                   ------------     ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock ......................             330              326
  Purchase of treasury stock ..................................             (19)              --
  Other .......................................................              --               --
                                                                   ------------     ------------
   Net cash provided by (used in) financing activities ........             311              326
                                                                   ------------     ------------
Net increase (decrease) in cash and cash equivalents ..........           3,947          (16,484)
Cash and cash equivalents, beginning of period ................          42,447           43,686
                                                                   ------------     ------------
Cash and cash equivalents, end of period ......................    $     46,394     $     27,202
                                                                   ============     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. ("Crossroads" or the "Company") and its wholly-owned subsidiaries. Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is the leading provider of enterprise data center routing solutions for open system storage area networks ("SANs") including S/390 connections. Crossroads sells its products and services primarily to leading storage system and server original equipment manufacturers, distributors, resellers, system integrators and storage service providers. The Company is organized and operates as one business segment. All inter-company balances and transactions have been eliminated in consolidation.

    The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries), which, in the opinion of our management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2001, included in our Annual Report on Form 10-K.

    The results of operations for the three months ended January 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

2.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

    Inventories consist of the following (in thousands):


                                                                     OCTOBER 31,      JANUARY 31,
                                                                        2001             2002
                                                                    ------------     ------------
Raw materials ..................................................    $      3,692     $      3,742
Work-in-process ................................................              --                1
Finished goods .................................................           1,168            1,147
                                                                    ------------     ------------
                                                                           4,860            4,890
       Less: Allowance for excess and obsolete inventory .......          (1,780)          (1,611)
                                                                    ------------     ------------
                                                                    $      3,080            3,279
                                                                    ============     ============

3.  PROPERTY AND EQUIPMENT

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

    Property and equipment consist of the following (in thousands):


                                                                      OCTOBER 31,      JANUARY 31,
                                                                         2001             2002
                                                                     ------------     ------------

Equipment .......................................................    $     17,509     $     18,417
Furniture and fixtures ..........................................           1,878            1,878
Leasehold improvements ..........................................             906              906
                                                                     ------------     ------------
                                                                           20,293           21,201
           Less: accumulated depreciation and amortization ......          (9,272)         (10,775)
                                                                     ------------     ------------
                                                                     $     11,021     $     10,426
                                                                     ============     ============

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  CONCENTRATIONS

    The Company's sales are primarily concentrated in the United States and are primarily derived from sales to original equipment manufacturers in the computer storage and server industry. The Company had trade accounts receivable from four customers, which comprised approximately 36% and 59% of total trade accounts receivable at October 31, 2001 and January 31, 2002, respectively. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses and product sales returns.

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

    The percentage of sales to significant customers was as follows:


                                    THREE MONTHS ENDED
                                        JANUARY 31,
                                 ------------------------
                                    2001           2002
                                 ----------     ---------
Customer A ..............             3%             3%
Customer B ..............            15%            35%
Customer C ..............            11%             0%
Customer D ..............            17%            37%

      The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company's financial condition or results of operations. During April 2001, Advanced Digital Information Corporation ("ADIC"), Customer C above, transitioned out of the Company's router products upon consummation of its acquisition of Pathlight Technology, Inc. ("Pathlight"), which was subsequently completed on May 11, 2001. Sales to ADIC were approximately $1.1 million and $0 during the three months ended January 31, 2001 and 2002, respectively. In April 2001, we decided to write off inventory specifically related to ADIC resulting in a charge of approximately $47,000.

5.  LINE OF CREDIT

    In January 2002, the Company extended its existing line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2003. As of January 31, 2002, there were no borrowings outstanding under this revolving line of credit.

6.  COMMITMENTS AND CONTINGENCIES

    Legal Proceedings

         Intellectual Property Litigation

    On March 31, 2000, Crossroads filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of its patents (5,941,972, hereinafter "972 patent") with some of their products. In September 2001, the jury found that the `972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of the Crossroads `972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, the Company was awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    On April 14, 2000, Crossroads filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of its patents with their SAN Data Gateway Router. Pathlight was subsequently acquired by ADIC on May 11, 2001. In June 2001, ADIC paid the Company $15.0 million in connection with the settlement of this lawsuit, this payment was recognized as contra operating expense in the statement of operations for fiscal 2001. In connection with the settlement of the lawsuit, the Company granted ADIC a non-exclusive license under the related patent.

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

7.  STOCK-BASED COMPENSATION

    In connection with the grant of certain stock options to our employees and directors, the Company recorded deferred compensation aggregating $20.6 million as of January 31, 2002, representing the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable individual options, generally four years. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. Of the total deferred compensation amount, approximately $16.3 million has been amortized as of January 31, 2002.

    The Company allocates stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):


                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
                                                 ----------------------------
                                                     2001            2002
                                                 ------------    ------------
Cost of revenue .............................    $         39    $         24
Sales and marketing .........................              48             189
Research and development ....................             265              79
General and administrative ..................           2,222             955
                                                 ------------    ------------
         Total stock-based compensation .....    $      2,574    $      1,247
                                                 ============    ============

    We expect to amortize the remaining amounts of deferred stock-based compensation as of January 31, 2002 in the periods indicated (in thousands):


                                                            YEAR ENDED OCTOBER 31,
                                                 -------------------------------------------
                                                     2002            2003           2004             TOTAL
                                                 ------------    ------------    ------------    ------------
Cost of revenue .............................    $         60    $         21    $         --    $         81
Sales and marketing .........................             232              89               2             323
Research and development ....................             269             102               2             373
General and administrative ..................           1,924           1,090              98           3,112
                                                 ------------    ------------    ------------    ------------
     Total stock-based compensation .........    $      2,485    $      1,302    $        102    $      3,889
                                                 ------------    ------------    ------------    ------------

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

    The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 5,029,341 and 5,889,571 for the three months ended January 31, 2001 and 2002, respectively.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Effective November 1, 2000, the Company adopted SAB No. 101. The adoption of SAB No. 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was approximately $130,000, which has been included in net loss for the three months ended January 31, 2001. Prior period financial statements have not been restated to apply SAB No. 101 retroactively.

    In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that all business combinations be accounted for under the purchase method and defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS No. 141 applies to business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company has not initiated any business combinations subsequent to June 30, 2001; therefore, the adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangibles assets having indefinite useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2001, the Company early adopted SFAS No. 142. The Company currently does not have any goodwill; therefore, the adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Impairment of long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of". SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for the Company's fiscal year ended October 31, 2003. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

10.  RELATED PARTY TRANSACTIONS

         Notes Receivable

    During May 1999, the Company's board of directors approved the acceptance of full recourse notes in the amount of approximately $442,000 from certain of the Company's officers as consideration for the exercise of 1,014,999 options. The notes accrue interest at 7% per year, compounded semi-annually and principal and accrued interest is due in one lump sum in 2003. In March 2000, the Company repurchased 232,500 unvested shares for approximately $123,000 and subsequently collected $114,000 in principal and interest upon the retirement of the Company's former president and chief operating officer. In June 2000, the Company repurchased 88,125 unvested shares for approximately $52,000 and collected approximately $59,000 in principal and interest upon the retirement of the Company's former vice-president of sales. In January 2001, the Company repurchased 13,594 unvested shares for approximately $9,000 and collected approximately $16,000 in principal and interest upon the retirement of the Company's former vice-president of engineering. The balance of these full recourse notes was approximately $120,000 as of January 31, 2002.

    In October 1999, the Company loaned an officer of the Company $100,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 6 years or upon the date in which the officer ceases to remain in service. The note accrues interest at 7% per year, compounded annually and principal and accrued interest is due in one lump sum on December 31, 2006. The balance on this note was approximately $116,000 as of January 31, 2002.

    In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually and principal and accrued interest is due in one lump sum on July 1, 2002. The balance on this note was approximately $59,000 as of January 31, 2002.

    In April 2001, the Company loaned an officer of the Company $45,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 6 months or upon the date in which the officer ceases to remain in service. The note accrues interest at 7.5% per year, compounded semi-annually and principal and accrued interest is due in one lump sum on October 16, 2001. During the three months ended January 31, 2002, the Company collected the balance of approximately $47,000 due under this note.

    In May 2001, the Company loaned an employee of the Company $25,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 18 months or upon the date in which the employee ceases to remain in service. The note accrues interest at 7.5% per year, compounded semi-annually and principal and accrued interest is due in one lump sum on November 14, 2002. The balance on this note was approximately $16,000 as of January 31, 2002.

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

    Our mission is to be the company customers trust to link business with information regardless of technology or location. Our objective is to maintain our position as the leading provider of storage routing solutions as storage, server, and network technologies and markets continue to grow and evolve. The key elements of our strategy are to 1) be a customer centric, market driven company, 2) to leverage our market position and core competencies to expand and diversify our product offerings and 3) to maintain our market leadership by continuing to invest in intellectual property and interoperability.

    We have developed or acquired extensive expertise in several different input-output (I/O) and networking protocols, including small computer system interface (SCSI), Fibre Channel, Enterprise Systems Connection (ESCON), Ethernet, Transmission Control Protocol/Internet Protocol (TCP/IP), Internet-based SCSI protocol (iSCSI) and InfiniBand. We provide our products in a variety of configurations including both stand-alone box and library-embedded router form factors with varying port counts. We have applied our expertise in these protocols to develop solutions for leading server and storage system providers such as ACAL, ADIC, ATL, Bell Micro, Compaq, Cranel, Datalink, Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, sanrise, StorageTek, Sun Microsystems, Tech Data and Unisys which enable customers to connect to the information that they require to run their businesses, regardless of the technology or location.

    In August 2001, we announced that we had re-engaged Compaq as a customer, which had decided to introduce a competitive product in fiscal 2000. Under the new agreement, Crossroads and Compaq will develop a range of solutions for protecting data in networked storage environments with first shipments scheduled in April 2002.

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

    To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their storage area networks. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution. A few OEM customers historically have accounted for a substantial portion of our revenue. During fiscal 2001, sales to Hewlett Packard accounted for 17% of our total revenue and sales to StorageTek accounted for 15%. During the three months ended January 31, 2002, sales to Hewlett Packard and StorageTek respectively accounted for 37% and 35% of our total revenue.

    In the past, we have experienced fluctuation in the timing of orders from our OEM customers, and we expect to continue to experience these fluctuations in the future. During April 2001, ADIC transitioned out of our router products upon consummation of its acquisition of Pathlight Technology, Inc., which was subsequently completed on May 11, 2001. In April 2001, we decided to write off inventory specifically related to ADIC resulting in a charge of approximately $47,000. Other fluctuations have resulted from, among other things, OEM customers placing initial orders for our products for purposes of qualification and testing. As a result, we may report an increase in sales or a commencement of sales of a product in a quarter that will not be followed by similar sales in subsequent quarters as OEMs conduct qualification and testing.

    We expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future. With respect to sales of our products to OEMs, we recognize product revenue when products are shipped and risk of loss has passed to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At January 31, 2002, our deferred revenue totaled approximately $705,000. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

    In March 2000, we consummated our acquisition of Polaris Communications, Inc. Polaris was a leading developer and marketer of System 390, or S/390, mainframe communication interfaces and systems delivering increased connectivity and bandwidth options to enterprise data centers, focusing on high-speed connections between open-systems and mainframes. During the third quarter of fiscal 2001, in response to deteriorating macroeconomic conditions and the resulting decline in demand and product revenue, we reassessed our product strategy, initiated a market sizing exercise on our core business and examined our expense structure in an attempt to realign our business plan to achieve profitability. The strategic review triggered a reduction in force and an impairment evaluation of the intangible assets related to the Polaris acquisition because of indications that the carrying amounts might not be recoverable based on the expected undiscounted cash flows from the Polaris business unit. Based on a valuation prepared by an independent third-party appraisal company, we recorded a write-down of these intangible assets totaling $25.0 million.

    In connection with the grant of stock options to our employees and directors, we recorded deferred compensation aggregating approximately $20.6 million as of January 31, 2002. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $16.3 million has been amortized as of January 31, 2002.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):




                                                   THREE MONTHS ENDED
                                                      JANUARY 31,
                                              ----------------------------
                                                  2001            2002
                                              ------------    ------------
Cost of revenue ..........................    $         39    $         24
Sales and marketing ......................              48             189
Research and development .................             265              79
General and administrative ...............           2,222             955
                                              ------------    ------------
       Total stock-based compensation ....    $      2,574    $      1,247
                                              ============    ============

    We expect to amortize the remaining amounts of deferred stock-based compensation as of January 31, 2002 in the periods indicated (in thousands):


                                                            YEAR ENDED OCTOBER 31,
                                                 --------------------------------------------
                                                     2002            2003            2004            TOTAL
                                                 ------------    ------------    ------------    ------------
Cost of revenue .............................    $         60    $         21    $         --    $         81
Sales and marketing .........................             232              89               2             323
Research and development ....................             269             102               2             373
General and administrative ..................           1,924           1,090              98           3,112
                                                 ------------    ------------    ------------    ------------
        Total stock-based compensation ......    $      2,485    $      1,302    $        102    $      3,889
                                                 ------------    ------------    ------------    ------------

    In fiscal 2000, we purchased shares of Series A preferred stock of Banderacom Corporation (formerly known as INH Semiconductor Corporation) for $99,999. In fiscal 2001, we purchased shares of Series B preferred stock of Banderacom Corporation for $192,000. Banderacom is a fabless semiconductor company focused on supplying InfiniBand semiconductor devices used to increase the bandwidth, scalability, and reliability, of computer, networking, storage, and server system products.

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

    We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $121.9 million at January 31, 2002. As of January 31, 2002, we had approximately $60.3 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

RESULTS OF OPERATIONS

    The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, including the aforementioned allocation of stock-based compensation, for all periods presented. See Item 1, Financial Statements (Unaudited) - Note 7 to Notes to Condensed Consolidated Financial Statements.


                                                       THREE MONTHS ENDED
                                                          JANUARY 31,
                                                 ------------------------------
                                                     2001              2002
                                                 ------------      ------------
Revenue:
   Product revenue ..........................            98.5%             98.2%
   Other revenue ............................             1.5               1.8
                                                 ------------      ------------
      Total revenue .........................           100.0             100.0
Cost of revenue .............................            48.9              63.9
                                                 ------------      ------------
Gross profit ................................            51.1              36.1
Operating expenses:
   Sales and marketing ......................            40.8              25.1
   Research and development .................            43.1              56.4
   General and administrative ...............            47.3              26.8
   Amortization of intangibles ..............            36.1               0.8
                                                 ------------      ------------
      Total operating expenses ..............           167.3             109.1
                                                 ------------      ------------
Loss from operations ........................          (116.2)            (73.0)
Other income, net ...........................             9.8               3.5
                                                 ------------      ------------
Net loss before cumulative effect of
   accounting change ........................          (106.4)            (69.5)
Cumulative effect of accounting change ......            (1.3)               --
                                                 ------------      ------------
Net loss ....................................          (107.7)%           (69.5)%
                                                 ============      ============

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2001 AND 2002

    Total revenue. Total revenue decreased 7.8% from $10.0 million for the three months ended January 31, 2001 to $9.2 million for the three months ended January 31, 2002.

    Product revenue. Product revenue decreased 8.0% from $9.8 million for the three months ended January 31, 2001 to $9.0 million for the three months ended January 31, 2002. This decrease in product revenue was primarily related to an initial stocking order of approximately $1.3 million from a new OEM relationship with Sun Microsystems during the three months ended January 31, 2001. As a percentage of total revenue, product revenue decreased from 98.5% for the three months ended January 31, 2001 to 98.2% for the three months ended January 31, 2002. A significant portion of our product revenue is generated from sales of the Crossroads 4x50 line of high-performance intelligent routers that enable companies to realize the benefits of managing their mission critical data using applications such as server-free backup and LAN-free backup while protecting the investments made in their current enterprise systems. Sales of our 4x50 product accounted for approximately 50% and 46% of our product revenue during the three months ended January 31, 2001 and 2002, respectively. As storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp of embedded routers being shipped with tape libraries. Sales of our embedded products accounted for approximately 0% and 36% of our product revenue during the three months ended January 31, 2001 and 2002, respectively.

    Other revenue. Other revenue includes sales of licenses for maintenance, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 8.9% from approximately $150,000 for the three months ended January 31, 2001 to approximately $163,000 for the three months ended January 31, 2002. During the three months ended January 31, 2002, we recognized approximately $87,000 of technical service and support revenue, $40,000 of royalties and approximately $20,000 in other revenue associated with granting a license to use certain technology acquired from Polaris.

    Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $39,000 and $24,000 during the three months ended January 31, 2001 and 2002, respectively, increased 21.0% from $4.8 million for the three months ended January 31, 2001 to $5.9 million for the three months ended January 31, 2002. Gross profit, net of stock-based compensation, decreased 34.9% from $5.1 million for the three months ended January 31, 2001 to $3.3 million for the three months ended January 31, 2002. Gross profit margin, net of stock-based compensation, decreased from 51.5% for the three months ended January 31, 2001 to 36.4% for the three months ended January 31, 2002. This decrease in gross margin was primarily due to a lower margin product mix resulting from the shift to our embedded routers during fiscal 2001. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. The decrease was also due to lower margin OEM product sales and product mix.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of $48,000 and $189,000 during the three months ended January 31, 2001 and 2002, respectively, decreased 47.3% from $4.0 million for the three months ended January 31, 2001 to $2.1 million for the three months ended January 31, 2002. This decrease in sales and marketing expenses for the three months ended January 31, 2002 was primarily due to the reduction in sales and marketing personnel resulting in approximately $885,000 of decreased compensation expense and approximately $225,000 of decreased travel and entertainment expenses. Sales and marketing personnel totaled 64 at January 31, 2001 and 23 at January 31, 2002. In addition, this decrease was also attributable to decreased tradeshow expenses of approximately $105,000, decreased depreciation and corporate overhead allocations of approximately $260,000, decreased advertising and marketing communication expenses of approximately $90,000 and decreased consulting fees of approximately $97,000. As a percentage of total revenue, sales and marketing expenses decreased from 40.8% for the three months ended January 31, 2001 to 25.1% for the three months ended January 31, 2002. We anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue, due to our ongoing sales and marketing efforts that is intended to broaden awareness of the benefits of our products.

    Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of stock-based compensation of $265,000 and $79,000 during the three months ended January 31, 2001 and 2002, respectively, increased 26.5% from $4.0 million for the three months ended January 31, 2001 to $5.1 million for the three months ended January 31, 2002. This increase in research and development expenses was primarily due to the hiring of additional research and development personnel resulting in approximately $305,000 of increased compensation expense, increased prototyping costs of approximately $238,000 related to the ongoing development of an expanded product line and approximately $207,000 of increased depreciation expense. Research and development personnel totaled 70 at January 31, 2001 and 93 at January 31, 2002. As a percentage of total revenue, research and development expenses increased from 43.1% for the three months ended January 31, 2001 to 56.4% for the three months ended January 31, 2002. We anticipate that research and development expenses may fluctuate as a percentage of total revenue, due to our ongoing research and development in developing our technologies and expanding our product offerings.

    General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative and executive departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of stock-based compensation of $2.2 million and $1.0 million during the three months ended January 31, 2001 and 2002, respectively, decreased 39.3% from $2.5 million for the three months ended January 31, 2001 to $1.5 million for the three months ended January 31, 2002. This decrease in general and administrative expenses was primarily due to the reduction of administrative personnel resulting in approximately $235,000 of decreased compensation expense, decreased legal costs associated with patent infringement lawsuits of approximately $452,000 and decreased property taxes of approximately $136,000. General and administrative personnel totaled 37 at January 31, 2001 and 30 at January 31, 2002. As a percentage of total revenue, general and administrative expenses decreased from 47.3% for the three months ended January 31, 2001 to 26.8% for the three months ended January 31, 2002.

OTHER INCOME, NET

    Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was approximately $974,000 and $318,000 for the three months ended January 31, 2001 and 2002, respectively, representing 9.8% and 3.5% of total revenue, respectively. The decrease in other income, net was primarily due to decreased interest income on short-term investments resulting from weakening macro-economic conditions and, thus, lower yields on our investments.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity at January 31, 2002 consisted of $27.2 million in cash and cash equivalents and $19.0 million in short-term investments.

    In February 2000, we entered into a $1.0 million letter of credit in connection with the lease requirements of our new facility. In January 2002, we extended our existing line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2003. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. As of January 31, 2002, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

    As of January 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

    Cash utilized by operating activities was $2.7 million for the three months ended January 31, 2001 as compared to $6.7 million for the three months ended January 31, 2002. The increase in net cash utilized reflects increases in accounts receivable and decreases in accounts payable and accrued expenses of approximately $4.0 million.

    Cash provided by investing activities was $6.3 million for the three months ended January 31, 2001 as compared to $10.1 million utilized by investing activities for the three months ended January 31, 2002. The increase in net cash utilized reflects the purchase of held-to-maturity investments of $9.0 million during the three months ended January 31, 2002 compared to the maturity of held-to-maturity investments of approximately $7.6 million during the three months ended January 31, 2001. Capital expenditures were $1.3 million and $1.1 million for the three months ended January 31, 2001 and 2002, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our continued research and development efforts. We anticipate additional capital expenditures through fiscal 2002 of at least $3.3 million.

    Cash provided by financing activities was approximately $311,000 for the three months ended January 31, 2001 as compared to approximately $326,000 for the three months ended January 31, 2002. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which amount includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August 1999), product sales and, to a lesser extent, bank debt (equipment loan).

    We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. On March 21, 2000, we consummated our acquisition of Polaris Communications, Inc., and we may enter into additional acquisitions or strategic arrangements in the future that also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

STOCK REPURCHASE PROGRAM

      In September 2001, our board of directors authorized the repurchase of up to $5.0 million of our common stock in the open market. Through January 31, 2002, we repurchased 472,300 shares of our common stock bringing total cash outlay to date to approximately $1.4 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

CRITICAL ACCOUNTING POLICIES

    Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, warranty obligations, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    Our critical accounting policies are as follows:

        o   Revenue recognition

        o   Warranty obligations

        o   Excess and obsolete inventories

    Revenue recognition. With respect to sales of our products to OEMs, we recognize product revenue when products are shipped and risk of loss has passed to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. Deferred revenues as of January 31, 2002 were approximately $705,000. As described above, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

    Warranty obligations. Crossroads provides for the estimated cost of product warranties at the time revenue is recognized. These estimates are developed based on historical information. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from management's estimates, revisions to the estimated warranty liability would be required.

    Excess and obsolete inventories. Crossroads writes down its inventories for estimated obsolescence or unmarketable inventory based on the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Effective November 1, 2000, we adopted SAB No. 101. The adoption of SAB No. 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was approximately $130,000, which has been included in net loss for the three months ended January 31, 2001. Prior period financial statements have not been restated to apply SAB No. 101 retroactively.

    In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that all business combinations be accounted for under the purchase method and defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS No. 141 applies to business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. We have not initiated any business combinations subsequent to June 30, 2001; therefore, the adoption of SFAS No. 141 did not have a material impact on our financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Under this standard, goodwill and other intangibles assets having indefinite useful lives are no longer amortized, but are subjected to periodic assessments of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2001, we early adopted SFAS No. 142. We currently do not have any goodwill; therefore, the adoption of SFAS No. 142 did not have a material impact on our financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Impairment of long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of". SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for our fiscal year ended October 31, 2003. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position or results of operations.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Crossroads and our business. These factors include, but are not limited to the potential for significant losses to continue; our inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; class action securities litigation; overall market performance; limited product lines; limited number of OEM customers; lengthy OEM product qualification process; competition; delays in research and development; inventory risks; the loss of our primary contract manufacturers; risks of delay or poor execution from a variety of sources; inventory risks; limited resources; pricing; dependence upon key personnel; product liability claims; the inability to protect our intellectual property rights; concentration of ownership; volatility of stock price; and the impact on our results or operations due to changes in accounting standards, including the implementation of SAB NO. 101 with respect to revenue recognition. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

    We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of January 31, 2002, we had an accumulated deficit of $121.9 million. We cannot be certain that we will be able to sustain growth rates that we will need to realize sufficient revenue to achieve profitability. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Our inability to realize the benefit of the new agreement with Compaq Computer Corporation and the uncertainty regarding the relationship with Compaq if its acquisition by Hewlett-Packard is consummated may result in less than expected revenue which could affect our ability to ever achieve profitability. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

DUE TO OUR LIMITED OPERATING HISTORY AND THE UNCERTAIN AND SHIFTING DEVELOPMENT OF THE STORAGE AREA NETWORK MARKET, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

    We have generated product revenue for approximately five years and, thus, we have only a limited history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the storage area network market in which we sell our products and other factors that are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenue.

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

    We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001 and we filed a motion to dismiss, which was denied. The litigation is at an early stage and it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, that we might incur in connection with such actions. An adverse judgment may have a material adverse effect on our business and financial performance. See Note 6 to Notes to Condensed Consolidated Financial Statements.

    On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of our officers and directors as defendants. The securities litigation is based upon the same general set of facts and circumstances outlined above in connection with the purported shareholder class actions. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. We have not answered the derivative state action. We believe the allegations in the derivative state action are also without merit and intend to defend ourselves vigorously. An adverse judgment may have a material adverse effect on our business and financial performance. See Note 6 to Notes to Condensed Consolidated Financial Statements.

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

    We currently have only three principal product lines within our storage router product family that we sell in commercial quantities. In particular, sales of our 4100 and 4200 products have accounted for the vast majority of our product revenue to date. To reduce our dependence on these products, we must successfully develop and introduce to market new products and product enhancements in a timely manner. On September 1, 2000, we began notifying our customers that our 4100 product was at its "end of life." Customers who purchased the 4100 product are continuing to migrate to our next generation of products that we refer to as the 4x50 product line. While we are continuing to sell our 4100 product, sales of our 4x50 product accounted for approximately 50% and 46% of our product revenue during the three months ended January 31, 2001 and 2002, respectively. Our future growth and competitiveness will depend greatly on the market acceptance of our newly introduced product lines, including the 8000 and 10000 storage router. However, we have not received significant revenues from the sale of either of these products and their market acceptance remains uncertain. If either of these two products do not achieve sufficient market acceptance, our future growth prospects will be seriously affected. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance that could reduce our revenue.

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

    In fiscal 1999, 2000, 2001 and the three months ended January 31, 2002, approximately 85%, 77%, 70% and 81% of our revenue, respectively, was derived from six customers. In fiscal 2001, Hewlett-Packard and StorageTek represented 26% and 23% of our total revenue, respectively. During the three months ended January 31, 2002, Hewlett Packard and StorageTek represented 37% and 35% of our total revenue, respectively. During fiscal 2001, ADIC transitioned out of our router products upon consummation of its acquisition of Pathlight Technology. In addition, in September, 2001, Hewlett Packard and Compaq have announced their intent to merge. If the merger is consummated or if we are unable to replace the revenue lost due to ADIC's transition away from our line of storage routers, our results of operations and future prospects will suffer.

    We rely on OEMs as a primary distribution channel as they are able to sell our products to a large number of end-user organizations, which enables us to achieve broad market penetration, with limited sales, marketing and customer service and support resources from us. In August 2001, we announced that we had re-engaged Compaq as a customer, which had decided to introduce a competitive product in fiscal 2000. Under the new agreement, Crossroads and Compaq will develop a range of solutions for protecting data in networked storage environments with first delivery shipments scheduled in April 2002. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

    In order to assure availability of our products for some of our largest OEM customers, we manufacture products in advance of purchase orders from these customers based on forecasts provided by them. However, these forecasts do not represent binding purchase commitments and we do not recognize revenue for such products until the product is shipped and risk of loss has passed to the OEM. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs and increased obsolescence and may increase our operating costs.

THE LOSS OF OUR PRIMARY CONTRACT MANUFACTURER, OR THE FAILURE TO FORECAST DEMAND ACCURATELY FOR OUR PRODUCTS OR TO MANAGE OUR RELATIONSHIP WITH OUR PRIMARY CONTRACT MANUFACTURER SUCCESSFULLY, WOULD NEGATIVELY IMPACT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

    During fiscal 2001, we received our last shipments from XeTel Corporation, a contract manufacturer; and we have engaged another contract manufacturer, Solectron, to assemble the printed circuit board for our current shipping programs, including our 4x50, 8000, 10000 and embedded router family of products. We generally place orders for products with our contract manufacturer approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from our contract manufacturer to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. Our contract manufacturer has not provided assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ATTO, Chaparral Network Storage and Nishan Systems. In addition, during 2001, ADIC, one of our OEM customers, acquired Pathlight Technology whose products are competitive with our 4100 and 4x50 product lines. During April 2001, ADIC transitioned out of our router products upon consummation of its acquisition of Pathlight Technology, Inc., which was subsequently completed on May 11, 2001. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We expect to face competition in the future from OEMs, including our customers and potential customers, LAN router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of Fibre Channel hubs or switches could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially if one of our OEMs begins to manufacture our higher end storage routers.

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

WE EXPECT UNIT PRICES OF OUR PRODUCTS TO DECREASE OVER TIME, AND IF WE CANNOT INCREASE OUR SALES VOLUMES OUR REVENUE WILL DECLINE.

    As storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp of embedded routers being shipped with tape libraries. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. As our mix shifts from box to embedded, we will see a reduction in average price per unit and revenue will decline if volume does not increase. Additionally, many of our current agreements with our OEM customers include provisions that require reductions in the sales price for our products over time. We believe that this practice is common within our industry. To date, our agreements with OEM customers, including our largest customers, provide for quarterly reductions in pricing on a product-by-product basis, with the actual discount determined according to the volume potential expected from the customer, the OEM's customer base, the credibility the OEM may bring to our solution, additional technology the OEM may help us incorporate with our product, and other Crossroads products the OEM supports. Notwithstanding, the decreases in our average selling prices of our older products generally have been partially offset by higher average selling prices for our newer products, as well as sales to distributors, resellers and system integrators where price decreases are not generally required. Nonetheless, we could experience declines in our average unit selling prices for our products in the future, especially if our newer products do not receive broad market acceptance. In addition, declines in our average selling prices may be more pronounced should we encounter significant pricing pressures from increased competition within the storage router market.

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

    As of December 31, 2001, our executive officers and directors, and their affiliates, beneficially own approximately 16.8% of the total voting power of our company. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

THE ISSUANCE BY THE SEC OF AN ACCOUNTING BULLETIN RELATED TO REVENUE RECOGNITION, SAB NO. 101, MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL PERFORMANCE.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Effective November 1, 2000, we adopted SAB No. 101. While SAB No. 101 will not affect the fundamental aspects of our operations as measured by product shipments and cash flows, implementation of SAB No. 101 will affect our reported results of operations. It is possible that SAB No. 101 will result in increased fluctuations in our quarterly operating results and increase the likelihood that we may fail to meet the expectations of securities analysts for any period. The adoption of SAB No. 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was approximately $130,000, which has been included in net income for the year ended October 31, 2001. Prior period financial statements have not been restated to apply SAB No. 101 retroactively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained on Pages 31 and 32 of our 2001 Annual Report on Form 10-K and is incorporated herein by reference to the annual report.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Intellectual Property Litigation

    On March 31, 2000, we filed a lawsuit in the United States District Court for the Western District of Texas against Chaparral Network Storage, Inc. alleging that Chaparral has infringed our `972 patent with some of their products. In September 2001, the jury found that the `972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of our `972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, we were awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line.

    On April 14, 2000, we filed a lawsuit in the United States District Court for the Western District of Texas against Pathlight Technology, Inc. alleging that Pathlight has infringed the same `972 patent. Pathlight was subsequently acquired by Advanced Digital Information Corporation on May 11, 2001. In June 2001, ADIC paid us $15.0 million in connection with the settlement of this lawsuit which was recognized as contra operating expense in the statement of operations for year ended October 31, 2001. In connection with the settlement of the lawsuit, we granted ADIC a non-exclusive license under the related patent.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the fiscal quarter ended January 31, 2002, we issued an aggregate of 7,255 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to October 19, 1999, the date of our initial public offering, with exercise prices ranging from $0.500 to $1.333 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         Reports on Form 8-K

         Crossroads did not file any current reports on Form 8-K during the three months ended January 31, 2002.

                                   SIGNATURES




    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CROSSROADS SYSTEMS, INC.


         March 17, 2002             /s/ Larry Sanders
         --------------             --------------------------------------------
             (Date)                 Larry Sanders
                                    Chief Executive Officer
                                    (Principal Executive Officer)



         March 17, 2002             /s/ Reagan Y. Sakai
         --------------             --------------------------------------------
             (Date)                 Reagan Y. Sakai
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)