Form 10-Q/A
period 2002-01-31
CROSSROADS SYSTEMS INC
filed 2002-03-19
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    As of March 1, 2002, the Registrant had 27,661,529 outstanding shares of common stock, par value $0.001 per share.

                                   SIGNATURES




    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CROSSROADS SYSTEMS, INC.


         March 18, 2002             /s/ Larry Sanders
         --------------             --------------------------------------------
             (Date)                 Larry Sanders
                                    Chief Executive Officer
                                    (Principal Executive Officer)



         March 18, 2002             /s/ Reagan Y. Sakai
         --------------             --------------------------------------------
             (Date)                 Reagan Y. Sakai
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)