Form 10-Q
period 2002-04-30
CROSSROADS SYSTEMS INC
filed 2002-06-14
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    As of June 13, 2002, Registrant had outstanding 27,395,555 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of October 31, 2001 and
            April 30, 2002...................................................      3

          Condensed Consolidated Statements of Operations for the three
            months and six months ended April 30, 2001 and 2002..............      4

          Condensed Consolidated Statements of Cash Flows for the six
            months ended April 30, 2001 and 2002.............................      5

          Notes to Condensed Consolidated Financial Statements...............      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................     12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........     29

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..................................................     30

Item 2.   Changes in Securities and Use of Proceeds..........................     31

Item 3.   Defaults Upon Senior Securities....................................     31

Item 4.   Submission of Matters to a Vote of Security Holders................     31

Item 5.   Other Information..................................................     31

Item 6.   Exhibits and Reports on Form 8-K...................................     31

SIGNATURES...................................................................     32

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          OCTOBER 31,    APRIL 30,
                                                                                             2001           2002
                                                                                          -----------    ---------
                                     ASSETS

Current assets:
      Cash and cash equivalents .....................................................     $  43,686      $  10,613
      Short-term investments ........................................................        10,000         31,288
                                                                                          ---------      ---------
           Total cash, cash equivalents and short-term investments ..................        53,686         41,901

      Accounts receivable, net of allowance for doubtful
         accounts of $388 and $256, respectively ....................................         3,768          4,823
      Inventories, net ..............................................................         3,080          2,953
      Prepaids and other current assets .............................................         1,894          1,685
                                                                                          ---------      ---------

           Total current assets .....................................................        62,428         51,362

Notes receivable from related party, net ............................................           244            179
Property and equipment, net .........................................................        11,021          9,275
Intangibles, net ....................................................................           997            858
Other assets ........................................................................           713            704
                                                                                          ---------      ---------

           Total assets .............................................................     $  75,403      $  62,378
                                                                                          =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ..............................................................     $   7,070      $   4,889
      Accrued expenses ..............................................................         2,744          1,679
      Accrued warranty costs ........................................................           597            822
      Deferred revenue ..............................................................           746            699
                                                                                          ---------      ---------

           Total current liabilities ................................................        11,157          8,089

Stockholders' equity:
      Common stock, $.001 par value, 175,000,000 shares authorized,
        27,542,664 and 27,473,435 shares issued and outstanding, respectively .......            28             27
      Additional paid-in capital ....................................................       184,042        185,106
      Deferred stock-based compensation .............................................        (3,914)        (3,056)
      Notes receivable from stockholders ............................................          (118)          (122)
      Accumulated deficit ...........................................................      (115,535)      (127,408)
      Treasury stock at cost (467,794 and 468,262 shares, respectively) .............          (257)          (258)
                                                                                          ---------      ---------
           Total stockholders' equity ...............................................        64,246         54,289
                                                                                          ---------      ---------

           Total liabilities and stockholders' equity ...............................     $  75,403      $  62,378
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                   APRIL 30,                    APRIL 30,
                                                                         ---------------------------   ---------------------------
                                                                             2001           2002           2001           2002
                                                                         ------------   ------------   ------------   ------------
Revenue:
     Product revenue .................................................   $      9,885   $      8,963   $     19,709   $     17,997
     Other revenue ...................................................            329            101            479            264
                                                                         ------------   ------------   ------------   ------------

        Total revenue ................................................         10,214          9,064         20,188         18,261

Cost of revenue (including stock-based compensation expense
    of $33, $23, $72 and $47, respectively) ..........................          6,137          5,985         11,013         11,861
                                                                         ------------   ------------   ------------   ------------
Gross profit .........................................................          4,077          3,079          9,175          6,400
                                                                         ------------   ------------   ------------   ------------

Operating expenses:
     Sales and marketing (including stock-based compensation
       expense of $87, $102, $135 and $291, respectively) ............          4,426          1,673          8,494          3,983
     Research and development (including stock-based
       compensation expense of $82, $96, $347 and $175,
       respectively) .................................................          4,062          4,573          8,364          9,757
     General and administrative (including stock-based
       compensation expense of $1,951, $765, $4,173 and $1,720,
       respectively) .................................................          4,335          2,473          9,051          4,942
     Amortization of intangibles .....................................          3,596             70          7,192            140
                                                                         ------------   ------------   ------------   ------------
        Total operating expenses .....................................         16,419          8,789         33,101         18,822
                                                                         ------------   ------------   ------------   ------------
Loss from operations .................................................        (12,342)        (5,710)       (23,926)       (12,422)

        Other income, net ............................................            724            231          1,698            549
                                                                         ------------   ------------   ------------   ------------

Net loss before cumulative effect of accounting change ...............        (11,618)        (5,479)       (22,228)       (11,873)

Cumulative effect of accounting change ...............................             --             --           (130)            --
                                                                         ------------   ------------   ------------   ------------
Net loss .............................................................   $    (11,618)  $     (5,479)  $    (22,358)  $    (11,873)
                                                                         ============   ============   ============   ============

Basic and diluted net loss per share:
     Before cumulative effect of accounting change ...................   $      (0.42)  $      (0.20)  $      (0.81)  $      (0.44)
     Cumulative effect of accounting change ..........................             --             --          (0.01)            --
                                                                         ------------   ------------   ------------   ------------
        Basic and diluted net loss per share .........................   $      (0.42)  $      (0.20)  $      (0.82)  $      (0.44)
                                                                         ============   ============   ============   ============
Shares used in computing basic and
     diluted net loss per share ......................................     27,403,579     27,269,731     27,343,204     27,272,360
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 SIX MONTHS ENDED
                                                                     APRIL 30,
                                                               ----------------------
                                                                 2001          2002
                                                               --------      --------
Cash flows from operating activities:
   Net loss ..............................................     $(22,358)     $(11,873)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
      Depreciation .......................................        2,359         3,208
      Amortization of intangibles ........................        7,192           140
      Stock-based compensation ...........................        4,727         2,233
      Provision for doubtful accounts receivable .........          127          (132)
      Provision for excess and obsolete inventories ......          404           474
   Changes in assets and liabilities:
      Accounts receivable ................................          330          (923)
      Inventories ........................................         (477)         (347)
      Prepaids and other current assets ..................          481           209
      Accounts payable ...................................        1,857        (2,181)
      Accrued expenses ...................................         (428)       (1,065)
      Accrued warranty costs .............................          124           225
      Deferred revenue and other .........................         (262)          (41)
                                                               --------      --------
      Net cash used in operating activities ..............       (5,924)      (10,073)
                                                               --------      --------
Cash flows from investing activities:
   Purchase of property and equipment ....................       (3,233)       (1,462)
   Purchase of held-to-maturity investments ..............       (1,967)      (21,288)
   Maturity of held-to-maturity investments ..............       17,591            --
   Payment of note receivable from related party .........           89            63
   Other assets ..........................................            6            --
                                                               --------      --------
      Net cash provided by (used in) investing
        activities .......................................       12,486       (22,687)
                                                               --------      --------
Cash flows from financing activities:
   Proceeds from issuance of common stock ................          426           356
   Purchase of treasury stock ............................          (23)           --
   Purchase of common stock under open market
      stock purchase program .............................           --          (669)
                                                               --------      --------
      Net cash provided by (used in) financing
        activities .......................................          403          (313)
                                                               --------      --------
Net increase (decrease) in cash and cash equivalents .....        6,965       (33,073)
Cash and cash equivalents, beginning of period ...........       42,447        43,686
                                                               --------      --------
Cash and cash equivalents, end of period .................     $ 49,412      $ 10,613
                                                               ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Crossroads Systems, Inc. ("Crossroads" or the "Company") and its wholly-owned subsidiaries. Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is a leading global provider of connectivity for storage networking solutions. Crossroads sells its products and services primarily to leading storage system and server original equipment manufacturers, distributors, resellers, system integrators and storage service providers. The Company is organized and operates as one business segment. All inter-company balances and transactions have been eliminated in consolidation.

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

    The results of operations for the three months and six months ended April 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

2. INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

    Inventories consist of the following (in thousands):

                                                                    OCTOBER 31,    APRIL 30,
                                                                        2001         2002
                                                                    -----------    ---------
Raw materials ...................................................     $ 3,692      $ 3,164
Work-in-process .................................................          --            3
Finished goods ..................................................       1,168        1,092
                                                                      -------      -------
                                                                        4,860        4,259
        Less:  Allowance for excess and obsolete inventory ......      (1,780)      (1,306)
                                                                      -------      -------
                                                                      $ 3,080      $ 2,953
                                                                      =======      =======

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

    Property and equipment consist of the following (in thousands):

                                                                OCTOBER 31,    APRIL 30,
                                                                   2001          2002
                                                                -----------    ---------
Equipment ..................................................     $ 17,509      $ 18,750
Furniture and fixtures .....................................        1,878         1,891
Leasehold improvements .....................................          906           906
                                                                 --------      --------
                                                                   20,293        21,547
                                                                 --------      --------
         Less: accumulated depreciation and amortization ...       (9,272)      (12,272)
                                                                 --------      --------
                                                                 $ 11,021      $  9,275
                                                                 ========      ========

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. CONCENTRATIONS

    The Company's sales are primarily concentrated in the United States and are primarily derived from sales to original equipment manufacturers in the computer storage and server industry. The Company had trade accounts receivable from four customers, which comprised approximately 36% and 58% of total trade accounts receivable at October 31, 2001 and April 30, 2002, respectively. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses and product sales returns.

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

    The percentage of sales to significant customers was as follows:

                                             THREE MONTHS ENDED
                                                  APRIL 30,
                                             -------------------
                                             2001          2002
                                             -----         -----
Customer A...........................         3.1%         17.7%
Customer B...........................        19.0%         32.6%
Customer C...........................        18.4%          0.0%
Customer D...........................        19.0%         23.5%

    The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company's financial condition or results of operations. During April 2001, Advanced Digital Information Corporation ("ADIC"), Customer C above, transitioned out of the Company's router products upon consummation of its acquisition of Pathlight Technology, Inc. ("Pathlight"), which was subsequently completed on May 11, 2001. Sales to ADIC were approximately $1.9 million and $0 during the three months ended April 30, 2001 and 2002, respectively. In April 2001, we decided to write off inventory specifically related to ADIC resulting in a charge of approximately $47,000.

5. LINE OF CREDIT

    In January 2002, the Company extended its existing line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2003. As of April 30, 2002, there were no borrowings outstanding under this revolving line of credit.

6. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

         Intellectual Property Litigation

    On March 31, 2000, Crossroads filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of its patents (5,941,972, hereinafter "972 patent") with some of their products. In September 2001, the jury found that the '972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of the Crossroads '972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, the Company was awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Chaparral has appealed the judgment against it, contending that the '972 patent is invalid and not infringed. Crossroads intends to vigorously defend the appeal.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     On April 14, 2000, Crossroads filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of its patents with their SAN Data Gateway Router. Pathlight was subsequently acquired by ADIC on May 11, 2001. In June 2001, ADIC paid the Company $15.0 million in connection with the settlement of this lawsuit, this payment was recognized as contra operating expense in the statement of operations for fiscal 2001. In connection with the settlement of the lawsuit, the Company granted ADIC a non-exclusive license under the '972 patent.

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

         Derivative State Action

     On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of its officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, the Company filed an answer and general denial to the derivative state action, and special exceptions based on plaintiff's failure to make a pre-suit demand on the Company's board of directors. The Company believes the allegations in the derivative state action are without merit and intends to defend itself vigorously. The derivative state action is still at an early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this action. The inability of the Company to prevail in this action could have a material adverse effect on the Company's future business, financial condition and results of operations.

         Other

     If the Company reduces or cancels production orders with its third party contract manufacturer, the Company may be required to reimburse its contract manufacturer for materials purchased on its behalf.

7. STOCK-BASED COMPENSATION

     In connection with the grant of certain stock options to our employees and directors, the Company recorded deferred compensation aggregating $20.8 million as of April 30, 2002, representing the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable individual options, generally four years. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. Of the total deferred compensation amount, approximately $17.7 million has been amortized or cancelled as of April 30, 2002.

                   CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    The Company allocates stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              APRIL 30,                 APRIL 30,
                                                         -------------------       -------------------
                                                          2001         2002         2001         2002
                                                         ------       ------       ------       ------
Cost of revenue ..................................       $   33       $   23       $   72       $   47
Sales and marketing ..............................           87          102          135          291
Research and development .........................           82           96          347          175
General and administrative .......................        1,951          765        4,173        1,720
                                                         ------       ------       ------       ------
               Total stock-based compensation ....       $2,153       $  986       $4,727       $2,233
                                                         ======       ======       ======       ======

    We expect to amortize the remaining amounts of deferred stock-based compensation as of April 30, 2002 in the periods indicated (in thousands):

                                                                YEAR ENDED OCTOBER 31,
                                                    ---------------------------------------------
                                                     2002         2003         2004        TOTAL
                                                    ------       ------       ------       ------
Cost of revenue .............................       $   37       $   21       $   --       $   58
Sales and marketing .........................          198          139            5          342
Research and development ....................          174          102            2          278
General and administrative ..................        1,177        1,102           99        2,378
                                                    ------       ------       ------       ------
        Total stock-based compensation ......       $1,586       $1,364       $  106       $3,056
                                                    ======       ======       ======       ======

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

    The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 4,784,653 and 5,711,149 for the six months ended April 30, 2001 and 2002, respectively.

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

    In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4,44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002." This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002, the adoption of which is not expected to have a material impact on the Company's financial position or results of operations.

10. RELATED PARTY TRANSACTIONS

         Notes Receivable

    During May 1999, the Company's board of directors approved the acceptance of full recourse notes in the amount of approximately $442,000 from certain of the Company's officers as consideration for the exercise of 1,014,999 options. The notes accrue interest at 7% per year, compounded semi-annually and principal and accrued interest is due in one lump sum in 2003. In March 2000, the Company repurchased 232,500 unvested shares for approximately $123,000 and subsequently collected $114,000 in principal and interest upon the retirement of the Company's former president and chief operating officer. In June 2000, the Company repurchased 88,125 unvested shares for approximately $52,000 and collected approximately $59,000 in principal and interest upon the retirement of the Company's former vice-president of sales. In January 2001, the Company repurchased 13,594 unvested shares for approximately $9,000 and collected approximately $16,000 in principal and interest upon the retirement of the Company's former vice-president of engineering. The balance of these full recourse notes was approximately $122,000 as of April 30, 2002.

    In October 1999, the Company loaned an officer of the Company $100,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 6 years or upon the date in which the officer ceases to remain in service. The note accrues interest at 7% per year, compounded annually and principal and accrued interest is due in one lump sum on December 31, 2006. The balance on this note was approximately $119,000 as of April 30, 2002.

    In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually and principal and accrued interest is due in one lump sum on July 1, 2002. The balance on this note was approximately $60,000 as of April 30, 2002.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


sum on October 16, 2001. During the three months ended January 31, 2002, the Company collected the balance of approximately $47,000 due under this note.

    In May 2001, the Company loaned an employee of the Company $25,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 18 months or upon the date in which the employee ceases to remain in service. The note accrues interest at 7.5% per year, compounded semi-annually and principal and accrued interest is due in one lump sum on November 14, 2002. During the three months ended April 30, 2002, the Company collected the balance of approximately $26,000 due under this note.

11. SUBSEQUENT EVENTS

     In May 2002, the Company announced that Brian R. Smith, the Company's founder and chairman, will return as chief executive officer and president, replacing Larry Sanders effective immediately. Robert C. Sims, formerly vice president of engineering and operations, has been named chief operating officer and will also assume management of sales and marketing. Reagan Y. Sakai remains chief financial officer and will assume other management responsibilities. In addition, Crossroads reduced its workforce by approximately 25 percent, or 40 people, primarily in the sales, marketing and general and administrative areas. In the fiscal third quarter, the Company expects to record a one-time charge of approximately $1.5 million with respect to severance payments and other related expenses. The Company also may incur certain additional one-time charges during the fiscal third quarter with respect to facilities consolidation and impairment of fixed assets, if any, which are undetermined at this time.

     In June 2002, the Company announced that the Company's board of directors approved an extension of the Company's stock repurchase program by approving a program to repurchase up to $5 million worth of its common stock. The program is expected to continue for a period not to exceed six months, unless extended by the Company's board of directors.

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

    In April 2002, we began shipping the first of our Crossroads 10000 network storage routers for SAN data protection to Compaq Computer Corp., now part of Hewlett-Packard. Compaq is shipping storage routers for SAN data protection that increases the reliability, flexibility and performance of tape backup in networked storage environments through technologies such as server-free backup and multi-protocol connectivity.

    In May 2002, Adaptec, Inc. became the first RAID company to license the Crossroads `972 patent, which provides access controls vital to networked storage systems. Adaptec will add this technology to RAID controllers that ship with its DuraStor(TM) 7220SS, a

Fibre Channel-to-SCSI storage subsystem. Specifically, the technology enables Adaptec's RAID cards to protect data in shared storage from unauthorized access and overwrites by multiple hosts.

    During fiscal 2001, we succeeded in two important lawsuits that demonstrated our ability to protect important aspects of our intellectual property portfolio. In June, Pathlight Technology, a wholly owned subsidiary of Advanced Digital Information Corp., admitted both the validity and infringement of one of our patents (5,941,972, hereinafter "`972 patent") in a $15 million settlement. In September, a jury and judge validated that same patent against Chaparral Network Storage Corporation, while extending the patent's application to all RAID and router products using Access Controls or LUN zoning, awarding us damages and punitive damages. To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their storage area networks. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution. A few OEM customers historically have accounted for a substantial portion of our revenue. During fiscal 2001, sales to Hewlett-Packard accounted for 26.4% of our total revenue and sales to StorageTek accounted for 22.8%. During the six months ended April 30, 2002, sales to Hewlett-Packard and StorageTek respectively accounted for 30.1% and 33.5% of our total revenue.

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

    We expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future. With respect to sales of our products to OEMs, we recognize product revenue when products are shipped and risk of loss has passed to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At April 30, 2002, our deferred revenue totaled approximately $699,000. We provide a repair or replace warranty of between 15 and 39 months following the sale of our products, and we provide a reserve for warranty costs when the related product revenue is recognized.

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

    In March 2002, we announced that we have entered into an exclusive reseller business relationship with Luminex Software, Inc. Under the terms of the agreement, Luminex will be the exclusive reseller of our mainframe products. The agreement expands an already existing customer relationship and includes a license to the hardware, software and firmware designs of our mainframe products. At the end of the agreement, provided that Luminex meets specified minimum purchase thresholds, Luminex will have the option to purchase the assets and intellectual property related to the mainframe products, including the right to manufacture those products. Luminex has a seven-year history of working with us as an OEM and shares a similar customer and OEM base. Luminex has hired the entire Crossroads-Oregon engineering and marketing team, and will operate the business from its current location in Beaverton, Oregon. With our product line, Luminex will now provide focused software and hardware development for the Data Center and Enterprise class of customer. Effective immediately, all Crossroads-Oregon customers will now be supported by Luminex.

    In connection with the grant of stock options to our employees and directors, we recorded deferred compensation aggregating approximately $20.8 million as of April 30, 2002. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $17.7 million has been amortized as of April 30, 2002.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   APRIL 30,                 APRIL 30,
                                                              -------------------       -------------------
                                                               2001         2002         2001         2002
                                                              ------       ------       ------       ------
Cost of revenue .......................................       $   33       $   23       $   72       $   47
Sales and marketing ...................................           87          102          135          291
Research and development ..............................           82           96          347          175
General and administrative ............................        1,951          765        4,173        1,720
                                                              ------       ------       ------       ------
               Total stock-based compensation .........       $2,153       $  986       $4,727       $2,233
                                                              ======       ======       ======       ======

    We expect to amortize the remaining amounts of deferred stock-based compensation as of April 30, 2002 in the periods indicated (in thousands):

                                                               YEAR ENDED OCTOBER 31,
                                                    ---------------------------------------------
                                                     2002         2003         2004        TOTAL
                                                    ------       ------       ------       ------
Cost of revenue .............................       $   37       $   21       $   --       $   58
Sales and marketing .........................          198          139            5          342
Research and development ....................          174          102            2          278
General and administrative ..................        1,177        1,102           99        2,378
                                                    ------       ------       ------       ------
        Total stock-based compensation ......       $1,586       $1,364       $  106       $3,056
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

    We have ten patents issued, two allowed and twenty-four patent applications pending in the United States Patent and Trademark Office with respect to our technology. We have forty-nine pending international patent applications (eleven in the European Patent Office, ten in Canada, ten in Japan, seven in Australia, three in Hong Kong, four in Indonesia and four in China). We also have eleven international patent applications pending under the Patent Cooperation Treaty. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to adequately protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology.

    We have incurred significant operating losses in every fiscal quarter and annual period since November 1, 1995 and our accumulated deficit was $127.4 million at April 30, 2002. As of April 30, 2002, we had approximately $64.1 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

RESULTS OF OPERATIONS

    The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, including the aforementioned allocation of stock-based compensation, for all periods presented. See Item 1, Financial Statements (Unaudited) - Note 7 to Notes to Condensed Consolidated Financial Statements.

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    APRIL 30,                     APRIL 30,
                                                             ---------------------         ---------------------
                                                              2001           2002           2001           2002
                                                             ------         ------         ------         ------
Revenue:
       Product revenue ...............................         96.8%          98.9%          97.6%          98.6%
       Other revenue .................................          3.2            1.1            2.4            1.4
                                                             ------         ------         ------         ------

             Total revenue ...........................        100.0          100.0          100.0          100.0

Cost of revenue ......................................         60.1           66.0           54.5           65.0
                                                             ------         ------         ------         ------

Gross profit .........................................         39.9           34.0           45.5           35.0

Operating expenses:
       Sales and marketing ...........................         43.3           18.5           42.1           21.8
       Research and development ......................         39.8           50.4           41.4           53.4
       General and administrative ....................         42.4           27.3           44.9           27.1
       Amortization of intangibles ...................         35.2            0.8           35.6            0.8
                                                             ------         ------         ------         ------

             Total operating expenses ................        160.7           97.0          164.0          103.1
                                                             ------         ------         ------         ------

Loss from operations .................................       (120.8)         (63.0)        (118.5)         (68.1)

Other income, net ....................................          7.1            2.6            8.4            3.1
                                                             ------         ------         ------         ------

Net loss before cumulative effect of acct change .....       (113.7)         (60.4)        (110.1)         (65.0)

Cumulative effect of accounting change ...............           --             --           (0.6)            --

                                                             ------         ------         ------         ------
Net loss .............................................       (113.7)%        (60.4)%       (110.7)%        (65.0)%
                                                             ======         ======         ======         ======

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2001 AND 2002

    Total revenue. Total revenue decreased 11.3% from $10.2 million for the three months ended April 30, 2001 to $9.1 million for the three months ended April 30, 2002.

    Product revenue. Product revenue decreased 9.3% from $9.9 million for the three months ended April 30, 2001 to $9.0 million for the three months ended April 30, 2002. The decrease was primarily due to the loss of one of our larger OEM customers, ADIC, which accounted for close to $1.9 million in revenue during the three months ended April 30, 2001 and no revenue for the three months ended April 30, 2002. This decrease was partially offset by increased sales to Compaq of 411% from $314,000 during the three months ended April 30, 2001 to $1.6 million during the three months ended April 30, 2002 as we began shipping the first of our Crossroads 10000 network storage routers for SAN data protection to Compaq, now part of Hewlett-Packard. Product sales have shifted to our fourth and fifth generation of products, the 6000, 8000 and the 10000, and to our embedded line of products. Sales of our 4100's, 4200's and 4x50 line of products accounted for approximately 85.9% and 54.2% of our product revenue during the three months ended April 30, 2001 and 2002, respectively. This decrease was offset by increased sales of our fourth and fifth generation products, which accounted for none and approximately 20.1% of our product revenue during the three months ended April 30, 2001 and 2002, respectively. As storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp up of embedded routers being shipped with tape libraries. Sales of our embedded products accounted for approximately 2.6% and 13.8% of our product revenue during the three months ended April 30, 2001 and 2002, respectively.

    Other revenue. Other revenue includes sales of maintenance contracts, consulting fees and fees received from the licensing of other intellectual property. Other revenue decreased 69.2% from approximately $329,000 for the three months ended April 30, 2001 to approximately $101,000 for the three months ended April 30, 2002. During the three months ended April 30, 2002, we recognized approximately $58,000 of technical service and support revenue, $20,000 of royalties and approximately $23,000 in other revenue associated with granting a license to use certain technology acquired from Polaris.

    Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $33,000 and $23,000 during the three months ended April 30, 2001 and 2002, respectively, decreased 2.3% from $6.1 million for the three months ended April 30, 2001 to $6.0 million for the three months ended April 30, 2002. Gross profit, net of stock-based compensation, decreased 24.5% from $4.1 million for the three months ended April 30, 2001 to $3.1 million for the three months ended April 30, 2002. Gross profit margin, net of stock-based compensation, decreased from 40.2% for the three months ended April 30, 2001 to 34.2% for the three months ended April 30, 2002. This decrease in gross margin was primarily due to a lower margin product mix resulting from the shift to our embedded routers during fiscal 2002. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. In addition, we shipped 35 free seed units and 85 at cost units as part of our agreement with Compaq regarding their initial stocking order of our 10000 product, which accounted for approximately 2.5% of the decrease in our gross margin during the three months ended April 30, 2002. The decrease was also due to lower margin OEM product sales and the overall product mix.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of $87,000 and $102,000 during the three months ended April 30, 2001 and 2002, respectively, decreased 63.8% from $4.4 million for the three months ended April 30, 2001 to $1.6 million for the three months ended April 30, 2002. This decrease in sales and marketing expenses for the three months ended April 30, 2002 was primarily due to the reduction in sales and marketing personnel resulting in approximately $1.7 million of decreased compensation expense and approximately $63,000 of decreased travel and entertainment expenses. Sales and marketing personnel decreased from 71 at April 30, 2001 to 21 at April 30, 2002. In addition, this decrease was also attributable to decreased depreciation and corporate overhead allocations of approximately $389,000, decreased consulting fees of approximately $231,000 and decreased prototype expenses of $108,000. As a percentage of total revenue, sales and marketing expenses decreased from 43.3% for the three months ended April 30, 2001 to 18.5% for the three months ended April 30, 2002. We anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue, due to the reduction of our sales and marketing expenses, which is intended to enable us to meet our goal of achieving cash flow break-even by the end of this fiscal year.

    Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of stock-based compensation of $82,000 and $96,000 during the three months ended April 30, 2001 and 2002, respectively, increased 12.5% from $4.0 million for the three months ended April 30, 2001 to $4.5 million for the three months ended April 30, 2002. This increase in research and development expenses was primarily due to approximately $86,000 of increased compensation expense and approximately $188,000 of increased depreciation expense related to increased capital spending required to support our ongoing quality efforts and the interoperability testing of our products. Research and development personnel totaled 79 at April 30, 2001 and 77 at April 30, 2002. As a percentage of total revenue, research and development expenses increased from 39.8% for the three months ended April 30, 2001 to 50.4% for the three months ended April 30, 2002. We anticipate that research and development expenses may fluctuate as a percentage of total revenue, due to our ongoing efforts in developing our technologies and expanding our product offerings.

    General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative and executive departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of stock-based compensation of $1.95 million and $765,000 during the three months ended April 30, 2001 and 2002, respectively, decreased 28.4% from $2.4 million for the three months ended April 30, 2001 to $1.7 million for the three months ended April 30, 2002. This decrease in general and administrative expenses was primarily due to the reduction of administrative personnel resulting in approximately $399,000 of decreased compensation expense and decreased legal costs associated with patent infringement lawsuits of approximately $273,000. General and administrative personnel totaled 46 at April 30, 2001 and 30 at April 30, 2002. As a percentage of total revenue, general and administrative expenses decreased from 42.4% for the three months ended April 30, 2001 to 27.3% for the three months ended April 30, 2002.

COMPARISON OF SIX MONTHS ENDED APRIL 30, 2001 AND 2002

         Revenue. Total revenue decreased 9.5% from $20.2 million for the six months ended April 30, 2001 to $18.3 million for the six months ended April 30, 2002.

         Product revenue. Product revenue decreased 8.7% from $19.7 million for the six months ended April 30, 2001 to $18.0 million for the six months ended April 30, 2002. The decrease was primarily due to the loss of one of our larger OEM customers, ADIC, which accounted for approximately $1.9 million in revenue during the six months ended April 30, 2001 and no revenue for the six months ended April 30, 2002. As a percentage of total revenue, product revenue increased from 97.6% for the six months ended April 30, 2001 to 98.6% for the six months ended April 30, 2002. A significant portion of our product revenue is generated from sales of the Crossroads 4x50 line of high-performance intelligent routers that enable companies to realize the benefits of managing their mission critical data using applications such as server-free backup and LAN-free backup while protecting the investments made in their current enterprise systems. Sales of our 4x50 product accounted for approximately 60.3% and 49.2% of our product revenue during the six months ended April 30, 2001 and 2002, respectively. This decrease was offset by increased sales of our fourth and fifth generation products, which accounted for none and approximately 12.0% of our product revenue during the six months ended April 30, 2001 and 2002, respectively. As storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp of embedded routers being shipped with tape libraries. Sales of our embedded products accounted for approximately 1.3% and 25.3% of our product revenue during the six months ended April 30, 2001 and 2002, respectively.

         Other revenue. Other revenue includes sales of maintenance contracts, consulting fees and fees received from the licensing of other intellectual property. Other revenue decreased 44.8% from $479,000 for the six months ended April 30, 2001 to $264,000 for the six months ended April 30, 2002. The decrease was due to the license of our 4X50 technology of $200,000 from Hewlett-Packard during the six months ended April 30, 2001.

         Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $72,000 and $47,000 during the six months ended April 30, 2001 and 2002, respectively, increased 8.0% from $10.9 million for the six months ended April 30, 2001 to $11.8 million for the six months ended April 30, 2002. Gross profit, net of stock-based compensation, decreased 30.3% from $9.2 million for the six months ended April 30, 2001 to $6.4 for the six months ended April 30, 2002. Gross profit margin, net of stock-based compensation, decreased from 45.8% for the six months ended April 30, 2001 to 35.3% for the six months ended April 30, 2002. This decrease in gross margin was primarily due to a lower margin product mix resulting from the shift to our embedded routers during fiscal 2002. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. The decrease was also due to lower margin OEM product sales and the overall product mix.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of $135,000 and $291,000 during the six months ended April 30, 2001 and 2002, respectively, decreased 55.8% from $8.4 million for the six months ended April 30, 2001 to $3.7 million for the six months ended April 30, 2002. This decrease in sales and marketing expenses for the six months ended April 30, 2002 was primarily due to a reduction in sales and marketing personnel from 71 at April 30, 2001 to 21 at April 30, 2002. The reduction in personnel resulted in a decrease of compensation expense of approximately $2.5 million. In addition, the reduction in personnel contributed to the decrease of corporate allocated expenses of approximately $738,000, decreased professional expenses of approximately $375,000, decreased equipment/prototype expenses of approximately $177,000, decreased depreciation expenses of approximately $80,000 and decreased tradeshow expenses of approximately $51,000. As a percentage of total revenue, sales and marketing expenses decreased from 42.1% for the six months ended April 30, 2001 to 21.8% for the six months ended April 30, 2002. We anticipate that sales and marketing may fluctuate as a percentage of total revenue, due to the reduction of our sales and marketing expenses, which is intended to enable us to meet our goal of achieving cash flow break-even by the end of this fiscal year.

         Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of stock-based compensation of $347,000 and $175,000 during the six months ended April 30, 2001 and 2002, respectively, increased 19.5% from $8.0 million for the six months ended April 30, 2001 to $9.6 million for the six months ended April 30, 2002. This increase in research and development expenses was primarily due to a change in corporate expense allocation methodology, which resulted in an increase of approximately $750,000. In addition, in an effort to retain talented personnel, compensation expenses increased approximately $390,000 and depreciation expense increased $396,000 as a result of additional capital expenditures. Research and development personnel totaled

79 at April 30, 2001 and 77 at April 30, 2002. As a percentage of total revenue, research and development expenses increased from 41.4% for the six months ended April 30, 2001 to 53.4% for the six months ended April 30, 2002. We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

         General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of stock-based compensation of $4.2 million and $1.7 million during the six months ended April 30, 2001 and 2002, respectively, decreased 33.9% from $4.9 million for the six months ended April 30, 2001 to $3.2 million for the six months ended April 30, 2002. This decrease in general and administrative expenses was primarily due to decreased professional fees associated with patent infringement lawsuits of approximately $1.0 million and the reduction of administrative personnel compensation charges of approximately $634,000 as a result of staff efficiencies. General and administrative personnel totaled 46 at April 30, 2001 and 30 at April 30, 2002. As a percentage of total revenue, general and administrative expenses decreased from 44.9% for the six months ended April 30, 2001 to 27.1% for the six months ended April 30, 2002. We anticipate that general and administrative expenses will continue to decrease in absolute dollars for the foreseeable future as we manage costs. However, if our revenue continues to decrease, general and administrative expenses could increase as a percentage of total revenue.

OTHER INCOME, NET

    Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was approximately $724,000 and $231,000 for the three months ended April 30, 2001 and 2002, respectively, representing 7.1% and 2.5% of total revenue, respectively. The decrease in other income, net was primarily due to decreased interest income on short-term investments resulting from weakening macroeconomic conditions and, thus, lower yields on our investments.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity at April 30, 2002 consisted of $10.6 million in cash and cash equivalents and $31.3 million in short-term investments.

    In February 2000, we entered into a $1.0 million letter of credit in connection with the lease requirements of our new facility. In January 2002, we extended our existing line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2003. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. As of April 30, 2002, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

    As of April 30, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

    Cash utilized by operating activities was $5.9 million for the six months ended April 30, 2001 as compared to $10.1 million for the six months ended April 30, 2002. The increase in net cash utilized reflects increases in accounts receivable and decreases in accounts payable and accrued expenses of approximately $4.2 million.

    Cash provided by investing activities was $12.5 million for the six months ended April 30, 2001 as compared to $22.7 million utilized by investing activities for the six months ended April 30, 2002. The increase in net cash utilized reflects the purchase of held-to-maturity investments of approximately $21.3 million during the six months ended April 30, 2002 compared to the maturity of held-to-maturity investments, net of purchases, of approximately $15.6 million during the six months ended April 30, 2001. Capital expenditures were $3.2 million and $1.5 million for the six months ended April 30, 2001 and 2002, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our continued research and development efforts. We anticipate additional capital expenditures through fiscal 2002 of at least $500,000.

    Cash provided by financing activities was $403,000 for the six months ended April 30, 2001 as compared to $313,000 utilized for the six months ended April 30, 2002. The increase in net cash utilized reflects the purchase of Crossroads shares through our open market stock purchase program of approximately $669,000 during the six months ended April 30, 2002. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which amount includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August 1999), product sales and, to a lesser extent, bank debt (equipment loan).

    We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Additionally, we may enter into acquisitions or strategic arrangements in the future that also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

STOCK REPURCHASE PROGRAM

      In September 2001, our board of directors authorized the repurchase of up to $5.0 million of our common stock in the open market pursuant to which we repurchased 661,300 shares of our common stock for an aggregate of $2.1 million through April 30, 2002. In June 2002, the board of directors authorized the extension of our stock repurchase program by approving a program to repurchase up to $5 million worth of our common stock. The program is effective immediately, and is expected to continue for a period not to exceed six months unless extended by our board. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with the SEC's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by our management from time to time or may be suspended at any time without prior notice, depending on market conditions and other factors they deem relevant. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

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

    Our critical accounting policies are as follows:

        o   Revenue recognition

        o   Warranty obligations

        o   Excess and obsolete inventories

    Revenue recognition. With respect to sales of our products to OEMs, we recognize product revenue when products are shipped and risk of loss has passed to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. Deferred revenues as of April 30, 2002 were approximately $699,000. As described above, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

    Warranty obligations. We provide for the estimated cost of product warranties at the time revenue is recognized. These estimates are developed based on historical information. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from management's estimates, revisions to the estimated warranty liability would be required.

    Excess and obsolete inventories. We write down our inventories for estimated obsolescence or unmarketable inventory based on the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Effective November 1, 2000, we adopted SAB No. 101. The adoption of SAB No. 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was approximately $130,000, which has been included in net loss for the three months ended April 30, 2001. Prior period financial statements have not been restated to apply SAB No. 101 retroactively.

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

    In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4,44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002." This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002, the adoption of which is not expected to have a material impact on our financial position or results of operations.

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

WE HAVE INCURRED SIGNIFICANT LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

    We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of April 30, 2002, we had an accumulated deficit of $127.4 million. We cannot be certain that we will be able to sustain growth rates that we will need to realize sufficient revenue to achieve profitability. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Our inability to realize the benefit of the new agreement with Compaq Computer Corporation and the uncertainty regarding the relationship with Compaq, now a subsidiary of Hewlett-Packard, may result in less than expected revenue which could affect our ability to ever achieve profitability. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

    On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of our officers and directors as defendants. The securities litigation is based upon the same general set of facts and circumstances outlined above in connection with the purported shareholder class actions. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, we filed an answer and general denial to the derivative state action, and special exceptions based on plaintiff's failure to make a pre-suit demand on our board of directors. We believe the allegations in the derivative state action are also without merit and intend to defend ourselves vigorously. An adverse judgment may have a material adverse effect on our business and financial performance. See Note 6 to Notes to Condensed Consolidated Financial Statements.

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

    We currently have only three principal products within our storage router product family that we sell in commercial quantities. In particular, sales of our 4100 and 4200 products have accounted for the vast majority of our product revenue to date. To reduce our dependence on these products, we must successfully develop and introduce to market new products and product enhancements in a timely manner. On September 1, 2000, we began notifying our customers that our 4100 product was at its "end of life." Customers who purchased the 4100 product are continuing to migrate to our next generation of products that we refer to as the 4x50 product line. While we are continuing to sell our 4100 product, sales of our 4x50 product accounted for approximately 67.6% and 51.2% of our product revenue during the three months ended April 30, 2001 and 2002, respectively. Our future growth and competitiveness will depend greatly on the market acceptance of our newly introduced product lines, including the 6000, 8000 and 10000 storage router. We have just began to receive revenues from the sale of our 6000, 8000 and 10000 storage routers. However, their market acceptance remains uncertain. Sales of our 6000, 8000 and 10000 storage routers accounted for none and approximately 20.1% of our product revenue during the three months ended April 30, 2001 and 2002, respectively. If either of these two products do not achieve sufficient market acceptance, our future growth prospects will be seriously affected. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance that could reduce our revenue.

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

     In fiscal 1999, 2000, 2001 and the six months ended April 30, 2002, approximately 84.6%, 68.2%, 61.4% and 73.9% of our revenue, respectively, was derived from six customers. In fiscal 2001, Hewlett-Packard and StorageTek represented 26.4% and 22.8% of our total revenue, respectively. During the six months ended April 30, 2002, Hewlett-Packard and StorageTek represented 30.1% and 33.5% of our total revenue, respectively. During fiscal 2001, ADIC transitioned out of our router products upon consummation of its acquisition of Pathlight Technology. In addition, in May 2002, the merger between Hewlett-Packard and Compaq was consummated. If we experience any adverse effect of the acquisition of Compaq by Hewlett-Packard, including the risks due to an increase in customer concentration, and any change in product focus or strategy which adversely affects anticipated revenues or margins or our overall relationship with the newly combined companies or if we are unable to replace the revenue lost due to ADIC's transition away from our line of storage routers, our results of operations and future prospects will suffer.

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

    During fiscal 2001, we received our last shipments from XeTel Corporation, a contract manufacturer; and we have engaged another contract manufacturer, Solectron, to assemble the printed circuit board for our current shipping programs, including our 4x50, 6000, 8000, 10000 and embedded router family of products. We generally place orders for products with our contract manufacturer approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from our contract manufacturer to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. Our contract manufacturer has not provided assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

    The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ATTO, Chaparral Network Storage and Nishan Systems. In addition, during 2001, ADIC, one of our OEM customers, acquired Pathlight Technology whose products are competitive with our 4100 and 4x50 product lines. As a result, ADIC transitioned out of our router products. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We expect to face competition in the future from OEMs, including our customers and potential customers, LAN router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of Fibre Channel hubs or switches could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially if one of our OEMs begins to manufacture our higher end storage routers.

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

    We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Intellectual Property Litigation

    On March 31, 2000, we filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of our patents (5,941,972, hereinafter "972 patent") with some of their products. In September 2001, the jury found that the '972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of our '972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, we were awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Chaparral has appealed the judgment against it, contending that the '972 patent is invalid and not infringed. We intend to vigorously defend the appeal.

    On April 14, 2000, we filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of our patents with their SAN Data Gateway Router. Pathlight was subsequently acquired by ADIC on May 11, 2001. In June 2001, ADIC paid us $15.0 million in connection with the settlement of this lawsuit, this payment was recognized as contra operating expense in the statement of operations for fiscal 2001. In connection with the settlement of the lawsuit, we granted ADIC a non-exclusive license under the '972 patent.

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

    Derivative State Action

    On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of our officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, we filed an answer and general denial to the derivative state action, and special exceptions based on plaintiff's failure to make a pre-suit demand on our board of directors. We believe the allegations in the derivative state action are without merit and intend to defend ourselves vigorously. The derivative state action is still at an early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this action. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the fiscal quarter ended April 30, 2002, we issued an aggregate of 2,906 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to October 19, 1999, the date of our initial public offering, with exercise prices ranging from $0.50 to $1.00 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our annual meeting of stockholders held on March 1, 2002, our stockholders voted on the following matters:

         (1) The election of two Class I directors to serve until our 2005 annual meeting or until his or her successor has been elected and qualified. The nominees of the board of directors were elected by the following vote:

                                    In Favor                  Withheld
         David L. Riegel            23,295,720                137,088
         Brian R. Smith             22,713,380                719,428

         (2) The approval of an amendment to our 1999 Stock Incentive Plan to increase the number of shares of our common stock authorized to be issued under the plan by 1,000,000 shares and to amend the plan to increase the number of shares for which any one person can receive options, separately exercisable stock appreciation rights and direct stock issuances in the aggregate in any one calendar year from 500,000 shares to 1,000,000 shares. This amendment was approved by a vote of 20,666,938 shares in favor, 2,742,461 shares opposed and 23,409 shares abstaining.

         (3) The approval of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending October 31, 2002. The appointment was approved by a vote of 23,373,063 shares in favor, 54,585 shares opposed and 5,160 shares abstaining.

ITEM 5. OTHER INFORMATION

         In May 2002, we announced that Brian R. Smith, our founder and chairman of the board, returned as chief executive officer and president, replacing Larry Sanders. Robert C. Sims, formerly vice president of engineering and operations, was named chief operating officer and assumed management of sales and marketing. Reagan Y. Sakai remained chief financial officer and assumed other management responsibilities. In addition, we reduced our workforce by approximately 25 percent, or 40 people, primarily in the sales, marketing and general and administrative areas. In the fiscal third quarter, we expect to record a one-time charge of approximately $1.5 million with respect to severance payments and other related expenses. We also may incur certain additional one-time charges during the fiscal third quarter with respect to facilities consolidation and impairment of fixed assets, if any, which are undetermined at this time.

         In June 2002, we announced that our board of directors approved an extension of our stock repurchase program by approving a program to repurchase up to $5 million worth of our common stock. The program is expected to continue for a period not to exceed six months, unless extended by our board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            None.

        (b) Reports on Form 8-K

            Crossroads did not file any current reports on Form 8-K during the three months ended April 30, 2002.

                                   SIGNATURES




    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CROSSROADS SYSTEMS, INC.


         June 14, 2002              /s/ Brian R. Smith
         -------------              --------------------------------------------
            (Date)                  Brian R. Smith
                                    Chief Executive Officer
                                    (Principal Executive Officer)



         June 14, 2002              /s/ Reagan Y. Sakai
         -------------              --------------------------------------------
            (Date)                  Reagan Y. Sakai
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)