Form 10-Q
period 2002-07-31
CROSSROADS SYSTEMS INC
filed 2002-09-16
CIK 1093207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

                           8300 NORTH MOPAC EXPRESSWAY
                               AUSTIN, TEXAS 78759
                  (Address, including zip code, of Registrant's
                          principal executive offices)

                                 (512) 349-0300
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    As of September 13, 2002, Registrant had outstanding 26,427,154 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                           QUARTER ENDED JULY 31, 2002

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                      PART I    FINANCIAL INFORMATION

                      Item 1.   Financial Statements (Unaudited)

                                Condensed Consolidated Balance Sheets as of October 31, 2001 and
                                  July 31, 2002....................................................      3

                                Condensed Consolidated Statements of Operations for the three
                                months and nine months ended July 31, 2001 and 2002................      4

                                Condensed Consolidated Statements of Cash Flows for the nine months
                                ended July 31, 2001 and 2002.......................................      5

                                Notes to Condensed Consolidated Financial Statements...............      6

                      Item 2.   Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations............................................     15

                      Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........     37

                      Item 4.   Controls and Procedures............................................     37


                      PART II   OTHER INFORMATION

                      Item 1.   Legal Proceedings..................................................     38

                      Item 2.   Changes in Securities and Use of Proceeds..........................     39

                      Item 3.   Defaults Upon Senior Securities....................................     39

                      Item 4.   Submission of Matters to a Vote of Security Holders................     39

                      Item 5.   Other Information..................................................     39

                      Item 6.   Exhibits and Reports on Form 8-K...................................     39

                      SIGNATURES...................................................................     40

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      OCTOBER 31,            JULY 31,
                                                                                          2001                 2002
                                                                                    --------------        --------------
                                     ASSETS

Current assets:
      Cash and cash equivalents .............................................       $       43,686        $        3,912
      Short-term investments ................................................               10,000                32,288
                                                                                    --------------        --------------

           Total cash, cash equivalents and short-term investments ..........               53,686                36,200

      Accounts receivable, net of allowance for doubtful
         accounts of $388 and $184, respectively ............................                3,768                 4,087
      Inventories, net ......................................................                3,080                 3,810
      Prepaids and other current assets .....................................                1,894                 1,356
                                                                                    --------------        --------------


           Total current assets .............................................               62,428                45,453

Notes receivable from related party, net ....................................                  244                    62
Property and equipment, net .................................................               11,021                 7,022
Intangibles, net ............................................................                  997                   787
Other assets ................................................................                  713                   695
                                                                                    --------------        --------------


           Total assets .....................................................       $       75,403        $       54,019
                                                                                    ==============        ==============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ......................................................       $        7,070        $        3,716
      Accrued expenses ......................................................                2,744                 3,540
      Accrued warranty costs ................................................                  597                   515
      Deferred revenue ......................................................                  746                   620
                                                                                    --------------        --------------


           Total current liabilities ........................................               11,157                 8,391

Stockholders' equity:
      Common stock, $.001 par value, 175,000,000 shares authorized,
        27,542,664 and 26,877,030 shares issued and outstanding, respectively                   28                    27
      Additional paid-in capital ............................................              184,042               182,147
      Deferred stock-based compensation .....................................               (3,914)                 (526)
      Notes receivable from stockholders ....................................                 (118)                 (125)
      Accumulated deficit ...................................................             (115,535)             (135,637)
      Treasury stock at cost (467,794 and 468,262 shares, respectively) .....                 (257)                 (258)
                                                                                    --------------        --------------

           Total stockholders' equity .......................................               64,246                45,628
                                                                                    --------------        --------------


           Total liabilities and stockholders' equity .......................       $       75,403        $       54,019
                                                                                    ==============        ==============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       THREE MONTHS                      NINE MONTHS
                                                                           ENDED                            ENDED
                                                                          JULY 31,                         JULY 31,
                                                                 ----------------------------    ----------------------------

                                                                     2001           2002           2001           2002
                                                                 ------------    ------------    ------------    ------------
Revenue:
     Product revenue .........................................   $      7,731    $      7,341    $     27,441    $     25,338
     Other revenue ...........................................            699             154           1,177             418
                                                                 ------------    ------------    ------------    ------------


        Total revenue ........................................          8,430           7,495          28,618          25,756

Cost of revenue (including stock-based compensation expense
    of $28, $20, $100 and $67, respectively) .................          5,240           5,090          16,253          16,951
                                                                 ------------    ------------    ------------    ------------

Gross profit .................................................          3,190           2,405          12,365           8,805
                                                                 ------------    ------------    ------------    ------------


Operating expenses:
     Sales and marketing (including stock-based compensation
       expense of $54, $106, $189 and $397, respectively) ....          3,751           1,090          12,245           5,073
     Research and development (including stock-based
       compensation expense of $52, $100, $399 and $275,
       respectively) .........................................          4,572           3,629          12,936          13,386
     General and administrative (including stock-based
       compensation expense of $1,145, $87, $5,318 and $1,807,
       respectively) .........................................          3,806           1,202          12,857           6,144
     Amortization of intangibles .............................          2,418              70           9,610             210
     Business restructuring charges ..........................           --             3,667            --             3,667
     Impairment of assets ....................................         25,007           1,208          25,007           1,208
     Litigation settlement ...................................        (15,000)           --           (15,000)           --
                                                                 ------------    ------------    ------------    ------------

        Total operating expenses .............................         24,554          10,866          57,655          29,688
                                                                 ------------    ------------    ------------    ------------

Loss from operations .........................................        (21,364)         (8,461)        (45,290)        (20,883)

        Other income, net ....................................            582             232           2,280             781
                                                                 ------------    ------------    ------------    ------------


Net loss before cumulative effect of accounting change .......        (20,782)         (8,229)        (43,010)        (20,102)

Cumulative effect of accounting change .......................           --              --              (130)           --

                                                                 ------------    ------------    ------------    ------------

Net loss .....................................................   $    (20,782)   $     (8,229)   $    (43,140)   $    (20,102)
                                                                 ============    ============    ============    ============


Basic and diluted net loss per share:

     Before cumulative effect of accounting change ...........   $      (0.75)   $      (0.31)   $      (1.56)   $      (0.74)
     Cumulative effect of accounting change ..................           --              --             (0.01)           --
                                                                 ------------    ------------    ------------    ------------

        Basic and diluted net loss per share .................   $      (0.75)   $      (0.31)   $      (1.57)   $      (0.74)
                                                                 ============    ============    ============    ============

Shares used in computing basic and
     diluted net loss per share ..............................     27,535,887      26,901,218      27,408,137      27,147,287
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                                JULY 31,
                                                                     -----------------------------
                                                                       2001                 2002
                                                                     --------             --------
Cash flows from operating activities:
   Net loss .............................................            $(43,140)            $(20,102)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation ......................................               3,648                4,513
      Amortization of intangibles .......................               9,610                  210
      Write-down of intangibles .........................              25,007                   --
      Stock-based compensation ..........................               6,006                2,546
      Provision for doubtful accounts receivable ........                 144                 (204)
      Provision for excess and obsolete inventories .....                 656                  366
      Non-cash restructuring charges ....................                  --                2,561
      Non-cash impairment losses ........................                  --                1,208

   Changes in operating assets and liabilities:
     Accounts receivable ................................               1,240                 (115)
     Inventories ........................................                 239               (1,096)
     Prepaids and other current assets ..................                 498                  538
     Accounts payable ...................................               1,755               (3,354)
     Accrued expenses ...................................                (650)              (1,631)
     Accrued warranty costs .............................                 160                  (82)
     Deferred revenue and other .........................                (183)                (126)
                                                                     --------             --------
     Net cash provided by (used in) operating activities                4,990              (14,768)
                                                                     --------             --------

Cash flows from investing activities:
    Purchase of property and equipment ..................              (4,981)              (1,722)
    Purchase of held-to-maturity investments ............             (11,967)             (22,288)
    Maturity of held-to-maturity investments ............              19,558                   --
    Payment of note receivable from related party .......                  59                  194
    Other assets ........................................                (187)                  --
                                                                     --------             --------
      Net cash provided by (used in) investing activities               2,482              (23,816)
                                                                     --------             --------

Cash flows from financing activities:
    Proceeds from issuance of common stock ..............                 823                  439
    Purchase of treasury stock ..........................                 (22)                  (1)
    Purchase of common stock under open market
     stock purchase program .............................                  --               (1,628)
    Other ...............................................                  (1)                  --
                                                                     --------             --------
      Net cash provided by (used in) financing activities                 800               (1,190)
                                                                     --------             --------
                                                                        8,272              (39,774)
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents, beginning of period ..........              42,447               43,686
                                                                     --------             --------
Cash and cash equivalents, end of period ................            $ 50,719             $  3,912
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

1.  ORGANIZATION AND BASIS OF PRESENTATION

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

    The accompanying financial data as of July 31, 2002, and for the three and nine-month periods ended July 31, 2001 and 2002, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2001, included in our Annual Report on Form 10-K.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of July 31, 2002, results of operations for the three and nine-month periods ended July 31, 2001 and 2002, and cash flows for the nine-month periods ended July 31, 2001 and 2002, have been made. The results of operations for the three months and nine months ended July 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

    The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and such differences may be material to the financial statements.

         Cash and Cash Equivalents

    Cash and cash equivalents consist of cash on hand and on deposit. All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents consist primarily of cash deposited in money market accounts and high-grade commercial paper. Cash equivalents totaled $48.1 million and $3.8 million at July 31, 2001 and 2002, respectively. While the Company's cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed insured limits. The Company has not experienced any losses in such accounts.

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

    Inventories consist of the following (in thousands):

                                                          OCTOBER 31,   JULY 31,
                                                             2001         2002
                                                          -----------   --------
   Raw materials .......................................   $ 3,692      $ 3,339
   Work-in-process .....................................         --         149
   Finished goods ......................................     1,168        1,736
                                                           -------      -------
                                                             4,860        5,224
     Less: Allowance for excess and obsolete inventory..    (1,780)      (1,414)
                                                           -------      -------
                                                           $ 3,080      $ 3,810
                                                           =======      =======

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

    Property and equipment consist of the following (in thousands):

                                                      OCTOBER 31,    JULY 31,
                                                         2001          2002
                                                      -----------    ---------
  Equipment .......................................    $ 17,509      $ 17,711
  Furniture and fixtures ..........................       1,878         1,365
  Leasehold improvements ..........................         906           703
                                                       --------      --------
                                                         20,293        19,779
                                                       --------      --------

    Less: accumulated depreciation and amortization      (9,272)      (12,757)
                                                       --------      --------
                                                       $ 11,021      $  7,022
                                                       ========      ========

         Revenue Recognition

    Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. Revenue from product sales to customers that do not have rights of return, including product sales to original equipment manufacturers and certain distributors, resellers and system integrators, are recognized upon shipment. Sales and cost of sales related to customers that have rights of return are deferred and subsequently recognized upon sell-through to end-users. The Company provides for the estimated cost to repair or replace products under warranty and technical support costs when the related product revenue is recognized. Deferred revenues as of July 31, 2001 and 2002 were approximately $924,000 and $620,000, respectively.

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

         Investments

    The Company accounts for its investment in Banderacom Corporation (formerly INH Semiconductor Corporation) ("Banderacom") using the cost method as the Company's investment represents less than a 20% ownership interest and the Company is not able to exert significant influence over Banderacom. The Company's investment in Banderacom, which is included in other non-current assets, was approximately $100,000 and $292,000 at July 31, 2001 and 2002, respectively.

         Concentrations

    The Company's sales are primarily concentrated in the United States and are primarily derived from sales to original equipment manufacturers in the computer storage and server industry. The Company had trade accounts receivable from four customers, which comprised approximately 36% and 66% of total trade accounts receivable at October 31, 2001 and July 31, 2002, respectively. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

    The Company's products are concentrated in the storage area network industry that is highly competitive and subject to rapid technological change. The Company's supplier arrangement for the production of certain vital components of its storage routers is concentrated with a small number of key suppliers. Revenue is concentrated with several major customers. The loss of a major customer, a change of suppliers or significant technological change in the industry could have a material adverse impact on the Company's financial condition or results of operations.

    The percentage of sales to significant customers was as follows:

                                                 THREE MONTHS ENDED
                                                      JULY 31,
                                              ----------------------------
                                               2001                 2002
                                              -------              -------
  Customer A...........................       %   0.5              %  24.6
  Customer B...........................       %  30.3              %   8.9
  Customer C...........................       %  29.2              %  39.0

    The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company's financial condition or results of operations.

    The Company's business is concentrated in the storage area networking industry, which has been impacted by unfavorable economic conditions and reduced information technology (IT) spending rates. Accordingly, the Company's future success depends upon the buying patterns of customers in the storage area networking industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company's products. The Company's continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards.

3. BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

     In May 2002, the Company announced that Brian R. Smith, its founder and chairman, has returned as chief executive officer and president, replacing Larry Sanders. Robert C. Sims, formerly vice president of engineering and operations, was named chief operating officer and also assumed management of sales and marketing. Reagan Y. Sakai remains chief financial officer and assumes other management responsibilities. In addition, the Company's board of directors approved a restructuring plan to reduce its workforce by approximately 25 percent, or 40 people (primarily in the sales, marketing and general administrative areas), to scale down its infrastructure and to consolidate operations.

     For the three and nine months ended July 31, 2002, the Company recorded $3.7 million in restructuring charges and a $1.2 million impairment of fixed asset charge. Components of business restructuring charges, asset impairments and the remaining restructuring accruals as of July 31, 2002 are as follows (in thousands):

                                                                              EMPLOYEE
                                                FACILITY                     SEPARATION
                                                 LEASE          ASSET        AND OTHER
                                                 LOSSES      IMPAIRMENTS       COSTS          TOTAL
                                                --------     -----------     ----------      --------
  Effect of restructuring plan and impact       $ 2,114        $ 1,208        $ 1,552        $ 4,874
  to accrued liabilities ................
  Cash activity .........................           (28)            --           (910)          (938)
  Non-cash activity .....................            --         (1,208)          (167)        (1,375)

  Balance as of July 31, 2002 ...........       $ 2,086        $    --        $   475        $ 2,561

    As of July 31, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $2.6 million and relate primarily to facility lease losses. Excluding facility lease losses, the Company estimates that these costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcement made during the three months ended July 31,2002; however, there can be no assurance future restructuring efforts will not be necessary.

         Consolidation of Excess Facilities

   Facility lease losses relate to lease obligations for excess office space the Company has vacated as a result of the restructuring plan. The Company recorded $2.1 million in restructuring expense in relation to a site consolidation during the three and nine months ended July 31, 2002. Total lease commitments include the remaining lease liabilities, leasehold improvements required to sublease the vacated space and brokerage commissions. The estimated costs of vacating these leased facilities, including estimated costs to sublease, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. Of the $2.1 million charge recorded during the three and nine months ended July 31, 2002, approximately $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the lease term of January 31, 2006.

         Asset Impairments

    Asset impairments recorded pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", relate to the impairment of computer equipment, software, furniture and fixtures and certain leasehold improvements. The majority of fixed assets were impaired as a direct result of the Company's restructuring plan, reducing its workforce by 25%, and decision to vacate certain office space, resulting in an impairment of $836,000 during the three and nine months ended July 31, 2002. The remaining fixed assets considered impaired relate to IT infrastructure and unique test equipment that can no longer be utilized based on the current product roadmap and business environment.

         Employee Separation and Other Costs

    Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 40 terminated employees, totaled $1.6 million during the three and nine months ended July 31, 2002. Employee groups impacted by the restructuring efforts include personnel in positions throughout the Company, primarily in the sales, marketing and general administrative functions.

4.  LINE OF CREDIT

    In January 2002, the Company extended its existing line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2003. As of July 31, 2002, there were no borrowings outstanding under this revolving line of credit.

5.  COMMITMENTS AND CONTINGENCIES

    LEASES

     The Company leases its facility and certain equipment under various operating lease agreements expiring through January 2006. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $1.0 million, which is secured by a $1.0 million certificate of deposit. Future minimum lease payments under all non-cancelable operating leases as of July 31, 2002 were $7.3 million. In addition to base rent on its facilities lease, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities' operating expenses.

     As of July 31, 2002, the Company had a facility lease losses reserve, related to future facilities lease commitments of $2.1 million (see Note 3) of space vacated as part of the Company's restructuring plan

    LEGAL PROCEEDINGS

         Intellectual Property Litigation

     On March 31, 2000, Crossroads filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of its patents (5,941,972, hereinafter the "972 patent") with some of their products. In September 2001, the jury found that the '972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of the Crossroads '972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, the Company was awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Chaparral has appealed the judgment against it, contending that the '972 patent is invalid and not infringed. Crossroads intends to vigorously defend the appeal.

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

     On May 19, 2000, Chaparral filed a counter-suit against Crossroads alleging tortious interference with prospective business relations. The Company moved to have this matter dismissed, which the judge ordered, with prejudice, in April 2001.

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

         Derivative State Action

    On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of its officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, the Company filed an answer and general denial to the derivative state action. The Company believes the allegations in the derivative state action are without merit and intends to defend itself vigorously. The derivative state action is still at an early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this action. The inability of the Company to prevail in this action could have a material adverse effect on the Company's future business, financial condition and results of operations.

         Other

    If the Company reduces or cancels production orders with its third party contract manufacturer, the Company may be required to reimburse its contract manufacturer for materials purchased on its behalf.

6.  STOCK-BASED COMPENSATION

    In connection with the grant of certain stock options to our employees and directors, the Company recorded deferred compensation aggregating $20.8 million as of July 31, 2002, representing the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable individual options, generally four years. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. Of the total deferred compensation amount, approximately $20.3 million has been amortized or cancelled as of July 31, 2002.

    The Company allocates stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    JULY 31,                            JULY 31,
                                           ------------------------            ------------------------
                                            2001              2002              2001              2002
                                           ------            ------            ------            ------
Cost of revenue ...............            $   28            $   20            $  100            $   67
Sales and marketing ...........                54               106               189               397
Research and development ......                52               100               399               275
General and administrative ....             1,145                87             5,318             1,807
                                           ------            ------            ------            ------
 Total stock-based compensation            $1,279            $  313            $6,006            $2,546
                                           ======            ======            ======            ======

    We expect to amortize the remaining amounts of deferred stock-based compensation as of July 31, 2002 in the periods indicated (in thousands):

                                                       YEAR ENDED OCTOBER 31,
                                               ------------------------------------
                                               2002            2003            2004            TOTAL
                                               ----            ----            ----            ----
         Cost of revenue ..........            $ 17            $ 21            $ --            $ 38
         Sales and marketing ......              35              59               2              96
         Research and development .              76              92               2             170
         General and administrative              87             129               6             222
                                               ----            ----            ----            ----
          Total stock-based
           compensation .............          $215            $301            $ 10            $526
                                               ----            ----            ----            ----

7.   NET LOSS PER SHARE

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

    The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 5,564,803 and 5,698,397 for the nine months ended July 31, 2001 and 2002, respectively.

8.  RELATED PARTY TRANSACTIONS

         Notes Receivable

    During May 1999, the Company's board of directors approved the acceptance of full recourse notes in the amount of approximately $442,000 from certain of the Company's officers as consideration for the exercise of 1,014,999 options. The notes accrue interest at 7% per year, compounded semi-annually and principal and accrued interest is due in one lump sum in 2003. In March 2000, the Company repurchased 232,500 unvested shares for approximately $123,000 and subsequently collected $114,000 in principal and interest upon the retirement of the Company's former president and chief operating officer. In June 2000, the Company repurchased 88,125 unvested shares for approximately $52,000 and collected approximately $59,000 in principal and interest upon the retirement of the Company's former vice-president of sales. In January 2001, the Company repurchased 13,594 unvested shares for approximately $9,000 and collected approximately $16,000 in principal and interest upon the retirement of the Company's former vice-president of engineering. The balance of these full recourse notes was approximately $125,000 as of July 31, 2002.

    In October 1999, the Company loaned an officer of the Company $100,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 6 years or upon the date in which the officer ceases to remain in service. The note accrues interest at 7% per year, compounded annually and principal and accrued interest is due in one lump sum on December 31, 2006. During the three months ended July 31, 2002, the Company forgave the balance of this note of approximately $120,000 due under this note as part of a severance agreement entered into as a result of the Company's restructuring plan.

    In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually and principal and accrued interest is due in one lump sum on July 1, 2002. The balance on this note was approximately $62,000 as of July 31, 2002.

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

9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

    In October 2001, the FASB issued SFAS No. 144, "Impairment of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for the Company's fiscal year ended October 31, 2003. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

    In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4,44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement", SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002, the adoption of which is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF Issue No. 94-3"). SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. Under EITF Issue No. 94-3, liabilities for exit costs were recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002.

10.  SUBSEQUENT EVENTS

    On August 21, 2002, the Company's Board of Directors approved, adopted and entered into, a Stockholder Rights Plan, the "Rights Plan". The Rights Plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire the Company, nor was the Company aware of any such efforts at the time of adoption.

    The Rights Plan is designed to enable the Company's stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire the company. Adoption of the Rights Plan is intended to deter coercive takeover tactics including the accumulation of shares in the open market or through private transactions and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate with the board prior to attempting to takeover.

    Under the plan, the Company declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on September 3, 2002. Each right initially entitles stockholders to purchase one unit of a share of the Company's preferred stock at $12 per share. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company's common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by the Company for $0.01 per right, all rights holders except the acquirer will be entitled to acquire the Company's common stock at a significant discount. The rights will expire on September 3, 2012.

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

    Our mission is to be the company customers trust to link business with information regardless of technology or location. Our objective is to maintain our position as the leading provider of storage routing solutions as storage, server, and network technologies and markets continue to grow and evolve. The key elements of our strategy are:

     -    be a customer centric, market driven company,

     - to leverage our market position and core competencies to expand and diversify our product offerings, and

     - to maintain our market leadership by continuing to invest in intellectual property and interoperability.

    We have developed or acquired extensive expertise in several different input-output (I/O) and networking protocols, including small computer system interface (SCSI), Fibre Channel, Enterprise Systems Connection (ESCON), Ethernet, Transmission Control Protocol/Internet Protocol (TCP/IP), Internet-based SCSI protocol (iSCSI) and InfiniBand. We provide our products in a variety of configurations including both stand-alone box and library-embedded router form factors with varying port counts. We have applied our expertise in these protocols to develop solutions for leading server and storage system providers such as ACAL, ADIC, ATL, Bell Micro, Compaq, Cranel, Datalink, Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard, Hitachi Data Systems, IBM, McDATA, sanrise, StorageTek, Sun Microsystems, Tech Data and Unisys, which enable customers to connect to the information that they require to run their businesses, regardless of the technology or location.

    To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their storage area networks. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution. A few OEM customers historically have accounted for a substantial portion of our revenue. During fiscal 2001, sales to Hewlett-Packard, Compaq and StorageTek accounted for 26.4%, 1.9%, and 22.8% of our total revenue, respectively. During the nine months ended July 31, 2002, sales to Hewlett-Packard, Compaq and StorageTek respectively accounted for 32.7%, 14.5% and 26.4% of our total revenue. Fluctuations in revenue have resulted from, among other things, OEM customers placing initial orders for our products for purposes of qualification and testing. As a result, we may report an increase in sales or a commencement of sales of a product in a quarter that will not be followed by similar sales in subsequent quarters as OEMs conduct qualification and testing.

    We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. We had 122 employees at July 31, 2002. Due in large part to the restructuring plan we implemented in 2002, total headcount decreased 45% from 223 at July 31, 2001.

RECENT EVENTS

    In January 2002, we expanded our product line with the launch of our fifth generation product line -- the Crossroads 10000 enterprise storage router. The 10000 is a fully redundant, modular storage router that performs protocol and storage management functions between storage devices and the network. It will provide multi-protocol connectivity and management of SCSI and Fibre Channel storage devices into Fibre Channel, iSCSI and InfiniBand networks.

    In April 2002, we began shipping the first of our Crossroads 10000 network storage routers for SAN data protection to Compaq Computer Corp., now part of Hewlett-Packard. We believe the Crossroads 10000 network storage router increases the reliability, flexibility and performance of tape backup in networked storage environments through technologies such as LAN-free, server-free backup and multi-protocol connectivity.

    In May 2002, we launched the industry's first low-cost two-gigabit Fibre Channel storage router, the Crossroads 6000. Targeted at the small to mid-sized market, the Crossroads 6000 complements the Crossroads 10000, which is intended for the enterprise market. The 6000 provides customers an alternative to purchasing newer equipment by enabling them to continue to leverage existing equipment, such as SCSI tape libraries.

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

    In May 2002, our board of directors approved a restructuring plan to reduce our workforce by approximately 25 percent, or 40 people (primarily in the sales, marketing and general administrative areas), to scale down our infrastructure and to consolidate operations. In connection with this restructuring, Brian R. Smith, our founder and chairman, has returned as chief executive officer and president, replacing Larry Sanders. Robert C. Sims, formerly vice president of engineering and operations, was named chief operating officer and also assumed management of sales and marketing. Reagan Y. Sakai remains chief financial officer and assumed other management responsibilities. For the three months ended July 31, 2002, we recorded $3.7 million in restructuring charges and a $1.2 million impairment of fixed asset charge.

    In June 2002, we announced that our board of directors approved an extension of our stock repurchase program by approving a program to repurchase up to $5.0 million worth of our common stock. As of July 31, 2002, we had repurchased 666,000 shares of our common stock for an aggregate purchase price of $960,000. The program is expected to continue for a period not to exceed six months, unless extended by our board of directors.

    In August 2002, we announced that our board of directors adopted a Stockholder Rights Plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on September 3, 2002. The Rights Plan is designed to deter coercive takeover tactics including the accumulation of shares in the open market or through private transactions and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on September 3, 2012.

PATENT PORTFOLIO

    We have 13 patents issued, and 24 patent applications pending in the United States Patent and Trademark Office with respect to our technology. We have 51 pending international patent applications (11 in the European Patent Office, 10 in Canada, 10 in Japan, seven in Australia, five in Hong Kong, four in Indonesia and four in China). We also have twelve international patent applications pending under the Patent Cooperation Treaty. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to adequately protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology.

    During fiscal 2001, we succeeded in two important lawsuits that demonstrated our ability to protect important aspects of our intellectual property portfolio. In June, Pathlight Technology, a wholly owned subsidiary of Advanced Digital Information Corp., admitted both the validity and infringement of one of our patents (5,941,972, hereinafter "`972 patent") in a $15.0 million settlement. In September 2001, a jury and judge validated that same patent against Chaparral Network Storage Corporation, while extending the patent's application to all RAID and router products using Access Controls or LUN zoning, awarding us damages and punitive damages. In fiscal 2002, Chaparral appealed the judgment against it, contending that the "972 patent is invalid and not infringed. Crossroads intends to vigorously defend the appeal.

    During the three months ended July 31, 2002, we were awarded an additional patent, which is an extension of our 972 patent for access controls that are vital to network storage environments.

BUSINESS ACQUISITION AND INVESTMENTS

    In March 2000, we consummated our acquisition of Polaris Communications, Inc. Polaris was a developer and marketer of System 390, or S/390, mainframe communication interfaces and systems delivering increased connectivity and bandwidth options to enterprise data centers, focusing on high-speed connections between open-systems and mainframes. During the third quarter of fiscal 2001, in response to deteriorating market conditions and the resulting decline in demand and product revenue, we reassessed our product strategy, initiated a market sizing exercise on our core business and examined our expense structure in an attempt to realign our business plan to achieve profitability. The strategic review triggered a reduction in force and an impairment evaluation of the intangible assets related to the Polaris acquisition because of indications that the carrying amounts might not be recoverable based on the expected undiscounted cash flows from the Polaris business unit. Based on a valuation prepared by an independent third-party appraisal company, we recorded a write-down of these intangible assets totaling $25.0 million.

    In March 2002, we announced that we have entered into an exclusive reseller business relationship with Luminex Software, Inc. Under the terms of the agreement, Luminex will be the exclusive reseller of our mainframe products. The agreement expands an already existing customer relationship and includes a license to the hardware, software and firmware designs of our mainframe products. At the end of the agreement, provided that Luminex meets specified minimum purchase thresholds, Luminex will have the option to purchase the assets and intellectual property related to the mainframe products, including the right to manufacture those products. Luminex has a seven-year history of working with us as an OEM and shares a similar customer and OEM base. Luminex has hired the entire Crossroads-Oregon engineering and marketing team, and will operate the business from its current location in Beaverton, Oregon. With our product line, Luminex will now provide focused software and hardware development for the Data Center and Enterprise class of customer. As a result, all Crossroads-Oregon customers are now supported by Luminex.

    In fiscal 2000, we purchased shares of Series A preferred stock of Banderacom Corporation (formerly known as INH Semiconductor Corporation) for $99,999. In fiscal 2001, we purchased shares of Series B preferred stock of Banderacom Corporation for $192,000. Banderacom is a fabless semiconductor company focused on supplying InfiniBand semiconductor devices used to increase the bandwidth, scalability, and reliability, of computer, networking, storage, and server system products. Due to the downturn in the private equity markets generally and the performance of Banderacom in particular, we are in the process of determining if we should take a charge related to the impairment of our investment in Banderacom. However, we have not yet determined whether, when or by what amount we should reduce our carrying cost for this investment.

STOCK-BASED COMPENSATION

    In connection with the grant of stock options to our employees and directors, we recorded deferred compensation aggregating approximately $20.8 million as of July 31, 2002. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $20.3 million has been amortized or cancelled as of July 31, 2002.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    JULY 31,                            JULY 31,
                                           ------------------------            ------------------------
                                            2001              2002              2001              2002
                                           ------            ------            ------            ------
Cost of revenue ...............            $   28            $   20            $  100            $   67
Sales and marketing ...........                54               106               189               397
Research and development ......                52               100               399               275
General and administrative ....             1,145                87             5,318             1,807
                                           ------            ------            ------            ------
 Total stock-based compensation            $1,279            $  313            $6,006            $2,546
                                           ======            ======            ======            ======

    We expect to amortize the remaining amounts of deferred stock-based compensation as of July 31, 2002 in the periods indicated (in thousands):

                                                                   YEAR ENDED OCTOBER 31,
                                                             ------------------------------------
                                                             2002            2003            2004            TOTAL
                                                             ----            ----            ----            ----
         Cost of revenue ........................            $ 17            $ 21            $ --            $ 38
         Sales and marketing ....................              35              59               2              96
         Research and development ...............              76              92               2             170
         General and administrative .............              87             129               6             222
                                                             ----            ----            ----            ----
           Total stock-based compensation .......            $215            $301            $ 10            $526
                                                             ----            ----            ----            ----

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, warranty obligations, restructuring, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

    -    Revenue recognition
    -    Warranty obligations
    -    Excess and obsolete inventories
    -    Estimating allowance for doubtful accounts
    -    Facility lease losses

    Revenue recognition. With respect to sales of our products to OEMs, we recognize product revenue when products are shipped and risk of loss has passed to the OEM. Product sales to distributors, resellers and system integrators who do not have return rights are recognized at the time of shipment. To the extent that we sell products to distributors, resellers and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. Deferred revenues as of July 31, 2002 were approximately $620,000. As described above, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

    Allowance for Doubtful Accounts. We continuously assess the collectibility of outstanding customer invoices and in doing such, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer's current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. Actual customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   Facility lease losses. We vacated excess leased facilities as a result of the restructuring plan we initiated during the three months ended July 31, 2002. We recorded an accrual of $2.1 million for the remaining lease liabilities of such vacated properties, leasehold improvements required to sublease the vacated space, as well as brokerage commissions. We estimated costs of vacating these leased facilities, including estimated costs to sublease, based on market information and trend analysis. It is reasonably possible that actual results will differ from these estimates in the near term, and such differences could be material to our financial statements. Of the $2.1 million charge recorded during the three and nine months ended July 31, 2002, approximately $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the lease term of January 31, 2006.

    Since our inception in November 1, 1995, we have incurred substantial costs to develop our technology and products, market, sell and service these products, recruit and train personnel and build a corporate infrastructure. As a result, we have incurred significant losses since our inception and, as of July 31, 2002, we had an accumulated deficit of approximately $135.6 million. As of July 31, 2002, we had approximately $72.1 million of federal net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base as well as the overall growth in the storage router market. Accordingly, we intend to invest in research and development, sales, marketing, professional services and to a lesser extent our operational and financial systems, as necessary. Furthermore, we expect to continue to incur operating losses and negative cash flow for the foreseeable future, and we will require increases in revenues before we achieve and sustain profitability; however, we cannot assure that such increases in revenue will result in profitability.

RESULTS OF OPERATIONS

    The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, including the aforementioned allocation of stock-based compensation, for all periods presented. See Item 1, Financial Statements (Unaudited) - Note 5 to Notes to Condensed Consolidated Financial Statements.


                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           JULY 31,                             JULY 31,
                                                                 -------------------------             ------------------------
                                                                  2001               2002               2001              2002
                                                                 ------             ------             ------             -----
     Revenue:
           Product revenue ..........................             91.7%              97.9%              95.9%              98.4%
           Other revenue ............................              8.3                2.1                4.1                1.6
                                                                 ------             ------             ------             -----
                 Total revenue ......................            100.0              100.0              100.0              100.0

     Cost of revenue ................................             62.2               67.9               56.8               65.8
                                                                 ------             ------             ------             -----
     Gross profit ...................................             37.8               32.1               43.2               34.2

     Operating expenses:
           Sales and marketing ......................             44.5               14.6               42.8               19.7
           Research and development .................             54.2               48.4               45.2               52.0
           General and administrative ...............             45.2               16.0               44.9               23.9
           Amortization of intangibles ..............             28.7                0.9               33.6                0.8
           Restructuring charges ....................               --               48.9                 --               14.2
           Impairment of assets .....................            296.6               16.1               87.4                4.7
           Litigation settlement ....................            (177.9)               --              (52.4)                --
                                                                 ------             ------             ------             -----
                 Total operating expenses ...........            291.3              144.9              201.5              115.3
                                                                 ------             ------             ------             -----
     Loss from operations ...........................            (253.5)            (112.8)            (158.3)            (81.1)

     Other income, net ..............................              6.9                3.0                8.0                3.0
                                                                 ------             ------             ------             -----
     Net loss before cumulative effect of acct change            (246.6)            (109.8)            (150.3)            (78.1)

     Cumulative effect of accounting change .........               --                 --               (0.5)                --
                                                                 ------             ------             ------             -----
     Net loss .......................................            (246.6)%           (109.8)%           (150.8)%           (78.1)%
                                                                 ------             ------             ------             -----

COMPARISON OF THREE MONTHS ENDED JULY 31, 2001 AND 2002

    Total revenue. Total revenue decreased 11.1% from $8.4 million for the three months ended July 31, 2001 to $7.5 million for the three months ended July 31, 2002.

    Product revenue. Product revenue decreased 5.0% from $7.7 million for the three months ended July 31, 2001 to $7.3 million for the three months ended July 31, 2002. The decrease was the net result of decreasing revenue from several of our OEM customers. More specifically, revenues from StorageTek and Dell decreased $1.9 million and $800,000, respectively. These decreases were partially offset by increased revenues from Compaq and Hewlett-Packard of $1.8 million and $500,000, respectively. The increase in revenue from Compaq and Hewlett-Packard are primarily attributable to the continued ramp up of our Crossroads 10000 network storage routers for SAN data protection. Although Hewlett-Packard completed its acquisition of Compaq in May 2002, we have not yet consolidated the two companies into one customer for internal purposes.

    On a product basis, sales have shifted to our fourth and fifth generation of products, the 6000, 8000 and 10000, and to our embedded line of products. Sales of our older family of products, the 4100, 4200 and 4x50 lines, accounted for approximately 68.0% and 31.1% of our product revenue during the three months ended July 31, 2001 and 2002, respectively. This decrease was partially offset by increased sales of our fourth and fifth generation products, which accounted for none and approximately 31.4% of our product revenue during the three months ended July 31, 2001 and 2002, respectively. As storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp up of embedded routers being shipped with tape libraries. Sales of our embedded products accounted for approximately 23.2% and 29.9% of our product revenue during the three months ended July 31, 2001 and 2002, respectively.

    A significant portion of our revenues is concentrated among a relatively small number of OEM customers, and the merger of Hewlett-Packard and Compaq has resulted in substantial additional concentration. For the three months ended July 31, 2001 and 2002, three customers (StorageTek, Hewlett-Packard and Dell) and two customers (Hewlett-Packard and Compaq) each contributed greater than 10 percent of our total revenues for combined totals of 70.0% and 63.6% of our total revenues, respectively. For the three months ended July 31, 2001 and 2002, our distribution channel accounted for 7.6% and 13.9% of our total revenues, respectively. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, particularly Hewlett-Packard/Compaq, would seriously harm our financial condition and results of operations. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers.

    Other revenue. Other revenue includes sales of maintenance contracts, consulting fees and fees received from the licensing of other intellectual property. Other revenue decreased 78.0% from approximately $699,000 for the three months ended July 31, 2001 to approximately $154,000 for the three months ended July 31, 2002. The decrease in other revenue was primarily related to $610,000 in license revenue for the three months ended July 31, 2001 associated with granting a license to use certain technology acquired from Polaris in the comparable period last year.

    Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $28,000 and $20,000 during the three months ended July 31, 2001 and 2002, respectively, decreased 2.7% from $5.2 million for the three months ended July 31, 2001 to $5.1 million for the three months ended July 31, 2002. Gross profit, net of stock-based compensation, decreased 24.6% from $3.2 million for the three months ended July 31, 2001 to $2.4 million for the three months ended July 31, 2002. Gross profit margin, net of stock-based compensation, decreased from 38.2% for the three months ended July 31, 2001 to 32.4% for the three months ended July 31, 2002. This decrease in gross margin was primarily due to a lower margin product mix resulting from the shift to our embedded routers during fiscal 2002. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. The decrease was also due to lower margin OEM product sales and the overall product mix.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of $54,000 and $106,000 during the three months ended July 31, 2001 and 2002, respectively, decreased 73.4% from $3.7 million for the three months ended July 31, 2001 to $1.0 million for the three months ended July 31, 2002. This decrease in sales and marketing expenses for the three months ended July 31, 2002 was primarily due to the reduction in sales and marketing personnel resulting in approximately $1.2 million of decreased compensation expense, approximately $152,000 of decreased travel and entertainment expenses, and approximately $129,000 of decreased communication and moving allowance costs. Sales and marketing personnel decreased from 60 at July 31, 2001 to 12 at July 31, 2002. In addition, this decrease was also attributable to decreased depreciation and corporate overhead allocations of approximately $311,000, decreased advertising and marketing costs of approximately $156,000 and decreased equipment and evaluation units of approximately $144,000. As a percentage of total revenue, sales and marketing expenses decreased from 44.5% for the three months ended July 31, 2001 to 14.6% for the three months ended July 31, 2002. We currently anticipate that sales and marketing expenses will remain relatively constant in terms of absolute dollars during the next quarter.

    Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of stock-based compensation of $52,000 and $100,000 during the three months ended July 31, 2001 and 2002, respectively, decreased 21.9% from $4.5 million for the three months ended July 31, 2001 to $3.5 million for the three months ended July 31, 2002. This decrease in research and development expenses was primarily due to approximately $335,000 of decreased compensation expense primarily due to personnel reductions, approximately $374,000 of decreased professional service fees due to our efforts to minimize 3rd party consulting/outside services and approximately $395,000 of decreased prototype expenses due to an increased focus to reduce costs throughout the development process. These decreases are partially offset by an increase in depreciation of approximately $168,000, which is related to increased capital spending required to support our ongoing quality efforts and the interoperability testing of our products. Research and development personnel decreased from 87 at July 31, 2001 to 66 at July 31, 2002. As a percentage of total revenue, research and development expenses decreased from 54.2% for the three months ended July 31, 2001 to 48.4% for the three months ended July 31, 2002. We anticipate that research and development expenses may increase as a percentage of total revenue, due to our ongoing efforts in developing our technologies and expanding our product offerings.

    General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative and executive departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of stock-based compensation of $1.1 million and $87,000 during the three months ended July 31, 2001 and 2002, respectively, decreased 58.1% from $2.7 million for the three months ended July 31, 2001 to $1.1 million for the three months ended July 31, 2002. This decrease in general and administrative expenses was primarily due to the reduction of administrative personnel resulting in approximately $690,000 of decreased compensation expense (net of one time severance charges) and decreased legal costs associated with patent infringement lawsuits of approximately $812,000. General and administrative personnel decreased from 40 at July 31, 2001 to 17 at July 31, 2002. As a percentage of total revenue, general and administrative expenses decreased from 45.2% for the three months ended July 31, 2001 to 16.0% for the three months ended July 31, 2002. We currently anticipate that general and administrative expenses will increase due to increased D&O insurance costs and increased costs associated with compliance with the additional reporting and other obligations imposed by the Sarbanes-Oxley Act of 2002 and related legislation and regulatory changes.

COMPARISON OF NINE MONTHS ENDED JULY 31, 2001 AND 2002

    Revenue. Total revenue decreased 10.0% from $28.6 million for the nine months ended July 31, 2001 to $25.8 million for the nine months ended July 31, 2002.

    Product revenue. Product revenue decreased 7.7% from $27.4 million for the nine months ended July 31, 2001 to $25.3 million for the nine months ended July 31, 2002. The decrease was partially due to the loss of one of our larger OEM customers, ADIC, which accounted for approximately $3.0 million in revenue during the nine months ended July 31, 2001 but no revenue for the nine months ended July 31, 2002. This decrease was partially offset by the addition of Luminex as an exclusive reseller, which accounted for no revenue for the nine months ended July 31, 2001 and approximately $900,000 in revenues for the nine months ended July 31, 2002. As a percentage of total revenue, product revenue increased from 95.9% for the nine months ended July 31, 2001 to 98.4% for the nine months ended July 31, 2002. A significant, but declining, portion of our product revenue is generated from sales of the Crossroads 4x50 line of high-performance intelligent routers that enable companies to realize the benefits of managing their mission critical data using applications such as server-free backup and LAN-free backup while protecting the investments made in their current enterprise systems. Sales of our 4x50 product accounted for approximately 56.1% and 43.1% of our product revenue during the nine months ended July 31, 2001 and 2002, respectively. This decrease was partially offset by increased sales of our fourth and fifth generation products, the 6000, 8000 and 10000 storage routers, which accounted for none and approximately 17.6% of our product revenue during the nine months ended July 31, 2001 and 2002, respectively. As storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent increase in use of, embedded routers being shipped with tape libraries. Sales of our lower cost, lower margin embedded products accounted for approximately 7.2% and 26.2% of our product revenue during the nine months ended July 31, 2001 and 2002, respectively.

    A significant portion of our revenues is concentrated among a relatively small number of OEM customers, and the merger of Hewlett-Packard and Compaq has resulted in substantial additional concentration. For the nine months ended July 31, 2001 and 2002, three customers (Hewlett-Packard, Compaq and ADIC) and three customers (StorageTek, Hewlett-Packard and Compaq) each contributed greater than 10 percent of our total revenues for combined totals of 52.7% and 73.5% of our total revenues, respectively. For the nine months ended July 31, 2001 and 2002, our distribution channel accounted for 11.5% and 11.7% of our total revenues, respectively. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, particularly Hewlett-Packard/Compaq would seriously harm our financial condition and results of operations. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of customers.

    Other revenue. Other revenue decreased 64.5% from $1.2 million for the nine months ended July 31, 2001 to approximately $418,000 for the nine months ended July 31, 2002. The decrease was primarily due to a decline in license income of approximately $744,000.

    Cost of revenue and gross profit. Cost of revenue, net of stock-based compensation of $100,000 and $67,000 during the nine months ended July 31, 2001 and 2002, respectively, increased 4.5% from $16.2 million for the nine months ended July 31, 2001 to $16.9 million for the nine months ended July 31, 2002. Gross profit, net of stock-based compensation, decreased 28.8% from $12.5 million for the nine months ended July 31, 2001 to $8.9 for the nine months ended July 31, 2002. Gross profit margin, net of stock-based compensation, decreased from 43.6% for the nine months ended July 31, 2001 to 34.4% for the nine months ended July 31, 2002. This decrease in gross margin was primarily due to a lower margin product mix resulting from the shift to our embedded routers during fiscal 2002. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. The decrease was also due to lower margin OEM product sales and the overall product mix.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of $189,000 and $397,000 during the nine months ended July 31, 2001 and 2002, respectively, decreased 61.2% from $12.1 million for the nine months ended July 31, 2001 to $4.7 million for the nine months ended July 31, 2002. This decrease in sales and marketing expenses for the nine months ended July 31, 2002 was primarily due to a reduction in sales and marketing personnel from 60 at July 31, 2001 to 12 at July 31, 2002, resulting in approximately $3.6 million of decreased compensation expense and approximately $292,000 of decreased communication and moving allowance costs. In addition, the reduction in personnel contributed to approximately $752,000 of decreased corporate allocated expenses, approximately $463,000 of decreased professional fees and approximately $391,000 of decreased equipment and evaluation units. As a percentage of total revenue, sales and marketing expenses decreased from 42.8% for the nine months ended July 31, 2001 to 19.7% for the nine months ended July 31, 2002. We currently anticipate that sales and marketing expenses will remain relatively constant in terms of absolute dollars during the next quarter.

    Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of stock-based compensation of $399,000 and $275,000 during the nine months ended July 31, 2001 and 2002, respectively, increased 4.6% from $12.5 million for the nine months ended July 31, 2001 to $13.1 million for the nine months ended July 31, 2002. This increase in research and development expenses was primarily due to a change in corporate expense allocation methodology, which resulted in an increase of approximately $1.1 million. This increase was primarily offset by a decrease in professional services expenses of approximately $518,000. Research and development personnel decreased from 87 at July 31, 2001 to 66 at July 31, 2002. As a percentage of total revenue, research and development expenses increased from 45.2% for the nine months ended July 31, 2001 to 52.0% for the nine months ended July 31, 2002. The increase in R&D expenses reflects our continued belief that investment in R&D is a critical factor in maintaining our competitive position . We expect that research and development expenses will continue to increase in absolute dollars and will fluctuate as a percentage of our total revenue, due to the importance of research and development in developing our technologies and expanding our product offerings.

    General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of stock-based compensation of $5.3 million and $1.8 million during the nine months ended July 31, 2001 and 2002, respectively, decreased 42.5% from $7.5 million for the nine months ended July 31, 2001 to $4.3 million for the nine months ended July 31, 2002. This decrease in general and administrative expenses was primarily due to decreased professional fees associated with patent infringement lawsuits of approximately $1.8 million and the reduction of administrative personnel compensation charges of approximately $1.4 million as a result of staff efficiencies. General and administrative personnel totaled 40 at July 31, 2001 and 17 at July 31, 2002. As a percentage of total revenue, general and administrative expenses decreased from 44.9% for the nine months ended July 31, 2001 to 23.9% for the nine months ended July 31, 2002. We currently anticipate that general and administrative expenses will increase due to increased D&O insurance costs and increased costs associated with compliance with the additional reporting and other obligations imposed by the Sarbanes-Oxley Act of 2002 and related legislation and regulatory changes.

BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

     In May 2002, our board of directors approved a restructuring plan to reduce its workforce by approximately 25 percent, or 40 people (primarily in the sales, marketing and general administrative areas), to scale down our infrastructure and to consolidate operations. In connection with the restructuring, Brian R. Smith, our founder and chairman, returned as chief executive officer and president, replacing Larry Sanders. Robert C. Sims, formerly vice president of engineering and operations, was named chief operating officer and also assumed management of sales and marketing. Reagan Y. Sakai remains chief financial officer and assumed other management responsibilities.

     For the three and nine months ended July 31, 2002, we recorded $3.7 million in restructuring charges and a $1.2 million impairment of fixed asset charge. Components of business restructuring charges, asset impairments and the remaining restructuring accruals as of July 31, 2002 are as follows (in thousands):

                                                       FACILITY                                EMPLOYEE
                                                        LEASE               ASSET           SEPARATION AND
                                                        LOSSES           IMPAIRMENTS          OTHER COSTS            TOTAL
                                                        -------             -----               -------             -------
     Effect of restructuring plan and impact            $ 2,114             $ 1,208             $ 1,552             $ 4,874
     to accrued liabilities ................
     Cash activity .........................                (28)                 --                (910)               (938)
     Non-cash activity .....................                 --              (1,208)               (167)             (1,375)

     Balance as of July 31, 2002 ...........            $ 2,086             $    --             $   475             $ 2,561

    As of July 31, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $2.6 million and relate primarily to facility lease losses. Excluding facility lease losses, we estimate that these costs will be substantially incurred within one year of the restructuring. We have substantially implemented our restructuring efforts initiated in conjunction with the restructuring announcement made during the three months ended July 31,2002; however, there can be no assurance future restructuring efforts will not be necessary.

         Consolidation of Excess Facilities

   Facility lease losses relate to lease obligations for excess office space we have vacated as a result of the restructuring plan. We recorded $2.1 million in restructuring expense in relation to a site consolidation during the three and nine months ended July 31, 2002. Total lease commitments include the remaining lease liabilities, leasehold improvements required to sub-lease the vacated space and brokerage commissions. The estimated costs of vacating these leased facilities, including estimated costs to sublease, were based on market information and trend analysis as estimated by management. However, we expect actual results may differ from these estimates in the near term, and such differences could be material to our financial statements. Of the $2.1 million charge recorded during the three and nine months ended July 31, 2002, approximately $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the lease term of January 31, 2006.

         Asset Impairments

    Asset impairments recorded pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", relate to the impairment of computer equipment, software, furniture and fixtures and certain leasehold improvements. The majority of fixed assets were impaired as a direct result of our restructuring plan, reducing our workforce by 25%, and decision to vacate certain office space, resulting in an impairment of $836,000 during the three and nine months ended July 31, 2002. The remaining fixed assets considered impaired relate to IT infrastructure and unique test equipment that can no longer be utilized based on the current product roadmap and business environment.

         Employee Separation and Other Costs

    Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 40 terminated employees, totaled $1.6 million during the three and nine months ended July 31, 2002. Employee groups impacted by the restructuring efforts include personnel in positions throughout the company, primarily in the sales, marketing and general administrative functions.

OTHER INCOME, NET

    Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was approximately $2.3 million and $781,000 for the nine months ended July 31, 2001 and 2002, respectively, representing 8.0% and 3.0% of total revenue, respectively. The decrease in other income, net was primarily due to decreased interest income on short-term investments resulting from weakening macroeconomic conditions and, thus, lower yields on our investments.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents selected financial statistics and information (dollars in thousands):

                                                                OCTOBER 31,          JULY 31,
                                                                    2001               2002
                                                                -----------          --------
     Cash and cash equivalents                                    $43,686            $ 3,912
     Short-term investments                                       $10,000            $32,288
     Working capital                                              $51,271            $37,062
     Current ratio                                                  5.6:1              5.4:1
     Days of sales outstanding - for the quarter ended                 40                 50

    Our principal sources of liquidity at July 31, 2002 consisted of $3.9 million in cash and cash equivalents and $32.3 million in short-term investments.

    In January 2002, we extended our existing line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2003. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. As of July 31, 2002, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

    As of July 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

    Cash provided by operating activities was $5.0 million for the nine months ended July 31, 2001 as compared to $14.8 million utilized for the nine months ended July 31, 2002. The increase in net cash utilized is primarily due to our net losses. The increase in net cash utilized also reflects increases in accounts receivable and inventory and a decrease in accounts payable of approximately $3.4 million during the nine months ended July 31, 2002. We anticipate using net cash to fund operating activities in future periods.

    Cash provided by investing activities was $2.5 million for the nine months ended July 31, 2001 as compared to $23.8 million utilized by investing activities for the nine months ended July 31, 2002. The increase in net cash utilized reflects the purchase of held-to-maturity investments of approximately $22.3 million during the nine months ended July 31, 2002, compared to the maturity of held-to-maturity investments, net of purchases, of approximately $7.6 million during the nine months ended July 31, 2001. Capital expenditures were $5.0 million and $1.7 million for the nine months ended July 31, 2001 and 2002, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our continued research and development efforts. We anticipate additional capital expenditures through fiscal 2002 of at least $100,000 primarily to support our ongoing product development efforts.

    Cash provided by financing activities was $800,000 for the nine months ended July 31, 2001 as compared to $1.2 million utilized for the nine months ended July 31, 2002. The increase in net cash utilized reflects the purchase of Crossroads shares through our open market stock purchase program of approximately $1.6 million during the nine months ended July 31, 2002. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million (which amount includes the $12.0 million of proceeds received from the private placement of our Series E preferred stock in August 1999), product sales and, to a lesser extent, bank debt (equipment loan).

    We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the amount of cash used to fund our stock repurchase program, and market acceptance of our products. Additionally, we may enter into acquisitions or strategic arrangements in the future that also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

STOCK REPURCHASE PROGRAM

          In September 2001, our board of directors authorized the repurchase of up to $5.0 million of our common stock in the open market pursuant to which we repurchased 661,300 shares of our common stock for an aggregate purchase of $2.1 million during the six-month period from September 2001 to April 2002. In June 2002, the board of directors authorized the extension of our stock repurchase program by approving a program to repurchase up to $5.0 million worth of our common stock. As of July 31, 2002, we had repurchased 666,000 shares of our common stock for an aggregate purchase price of $960,000. The program is expected to continue for a period not to exceed six months, unless extended by our board of directors. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with the SEC's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by our management from time to time or may be suspended at any time without prior notice, depending on market conditions and other factors they deem relevant. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4,44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement", SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002, the adoption of which is not expected to have a material impact on our financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF Issue No. 94-3"). SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. Under EITF Issue No. 94-3, liabilities for exit costs were recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. We will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Crossroads and our business. These factors include, but are not limited to the potential for significant losses to continue; our inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; class action securities litigation; overall market performance; limited product lines; limited number of OEM customers; lengthy OEM product qualification process; competition; delays in research and development; inventory risks; the loss of our primary contract manufacturers; risks of delay or poor execution from a variety of sources; inventory risks; limited resources; pricing; dependence upon key personnel; product liability claims; the inability to protect our intellectual property rights; concentration of ownership; volatility of stock price; and the impact on our results or operations due to changes in accounting standards, including the implementation of SAB NO. 101 with respect to revenue recognition. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us. We have incurred significant losses and negative cash flow, we expect future losses and negative cash flow, and we may never become profitable or cash flow positive.

WE HAVE INCURRED SIGNIFICANT LOSSES AND NEGATIVE CASH FLOW, WE EXPECT FUTURE LOSSES AND NEGATIVE CASH FLOW, AND WE MAY NEVER BECOME PROFITABLE OR CASH FLOW POSITIVE.

    We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of July 31, 2002, we had an accumulated deficit of $135.6 million. We cannot be certain that we will be able to generate growth rates that we will need to realize sufficient revenue to achieve profitability or become cash flow positive. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Our inability to realize the benefit of our relationship with Compaq Computer Corporation and the uncertainty regarding our relationship with Compaq, following its acquisition by Hewlett-Packard, may result in less than expected revenue, which would affect our ability to ever achieve profitability or positive cash flow. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability or cash flow.

DUE TO THE UNCERTAIN AND SHIFTING DEVELOPMENT OF THE STORAGE AREA NETWORK MARKET, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

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

GLOBAL ECONOMIC CONDITIONS MAY CONTINUE TO ERODE, WHICH MIGHT NEGATIVELY IMPACT US, AND THE PRICE OF OUR COMMON STOCK.

    The macroeconomic environment and capital spending on information technology have continued to erode, resulting in continued uncertainty in our revenue expectations. The operating results of our business depend on the overall demand for storage area network products. Because our sales are primarily to major corporate customers whose business fluctuate with general economic and business conditions, continued soft demand for storage are network products caused by a weakening economy and budgetary constraints have resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which has been more significantly adversely impacted by the current weak economic environment. Customers may continue to defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve, resulting in a continued decrease in our product revenues.

OUR COMMON STOCK HAS TRADED BELOW $1 FOR MORE THAN 30 CONSECUTIVE TRADING DAYS AND OUR STOCK IS AT RISK OF BEING DE-LISTED FROM THE NASDAQ NATIONAL MARKET SYSTEM.

    The market price of our stock has fallen substantially during the past eighteen months, and the closing bid price of our stock has been below $1.00 for over 30 consecutive trading days as of the date of this filing and, therefore, NASDAQ may begin proceedings to de-list our stock from the NASDAQ National Market System. De-listing could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, de-listing or the threat of de-listing could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition. We are currently considering implementing measures to allow us to remain in compliance with this and other NASDAQ listing standards, but there can be no assurance that we will be successful.

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

    On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of our officers and directors as defendants. The securities litigation is based upon the same general set of facts and circumstances outlined above in connection with the purported shareholder class actions. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, we filed an answer and general denial to the derivative state action. We believe the allegations in the derivative state action are also without merit and intend to defend ourselves vigorously. An adverse judgment may have a material adverse effect on our business and financial performance. See Note 6 to Notes to Condensed Consolidated Financial Statements.

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

     We currently have only three principal products within our storage router product family that we sell in commercial quantities. In particular, sales of our 4100, 4200 and 4x50 products have accounted for the vast majority of our product revenue to date, but sales of these older generation products are declining rapidly. To reduce our dependence on these products, we must successfully develop and introduce to market new products and product enhancements in a timely manner. On September 1, 2000, we began notifying our customers that our 4100 product was at its "end of life." During 2001, we also notified our customers that our 4200 product was at its "end of life." Customers who purchased the 4100 and 4200 products are continuing to migrate to our next generation of products that we refer to as the 4x50 product line. While we are continuing to sell our 4200 product, sales of our 4x50 product accounted for approximately 49.4% and 29.9% of our product revenue during the three months ended July 31, 2001 and 2002, respectively. Our future growth and competitiveness will depend greatly on the market acceptance of our newly introduced product lines, including the 6000, 8000 and 10000 storage router. We have just begun to receive revenues from the sale of our 6000, 8000 and 10000 storage routers. However, their market acceptance remains uncertain. Sales of our 6000, 8000 and 10000 storage routers accounted for none and approximately 17.6% of our product revenue during the nine months ended July 31, 2001 and 2002, respectively. If either of these three products do not achieve sufficient market acceptance, our future growth prospects will be seriously affected. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance that could reduce our revenue.

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

      In fiscal 1999, 2000, 2001 and the nine months ended July 31, 2002, approximately 84.6%, 68.2%, 61.4% and 73.6% of our revenue, respectively, was derived from six customers. In fiscal 2001, Hewlett-Packard and StorageTek represented 26.4% and 22.8% of our total revenue, respectively. During the nine months ended July 31, 2002, Hewlett Packard and StorageTek represented 32.7% and 26.4% of our total revenue, respectively. During fiscal 2001, ADIC transitioned out of our router products upon consummation of its acquisition of Pathlight Technology. In addition, in May 2002, the merger between Hewlett Packard and Compaq was consummated. If we experience any adverse effect of the acquisition of Compaq by Hewlett-Packard, including the risks due to the increase in customer concentration, and any change in product focus or strategy which adversely affects anticipated revenues or margins or our overall relationship with the newly combined companies or if we are unable to replace the revenue lost due to ADIC's transition away from our line of storage routers, our results of operations and future prospects will suffer. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

    We rely on one contract manufacturer, Solectron, to assemble the printed circuit board for our current shipping programs, including our 4x50, 6000, 8000, 10000 and embedded router family of products. We generally place orders for products with our contract manufacturer approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from our contract manufacturer to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. Our contract manufacturer has not provided assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

    COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

    The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ATTO, Chaparral Network Storage and Nishan Systems. In addition, during 2001, ADIC, one of our OEM customers acquired Pathlight Technology whose products are competitive with our 4100, 4200 and 4x50 product lines. As a result, ADIC transitioned out of our router products. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We expect to face competition in the future from OEMs, including our customers and potential customers, LAN router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of Fibre Channel hubs or switches could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially if one of our OEMs begins to manufacture our higher end storage routers.

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

    We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. We do not have employment contracts with any of our key personnel. The loss of the services of any of our key employees or key management, particularly after we eliminated several management positions and reallocated those responsibilities among the remaining management in connection with our recent restructuring, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

    As we have discussed elsewhere in this Report, we have engaged in lengthy and costly litigation regarding our `972 patent. While we have prevailed to date in these cases, Chaparral has appealed the judgment against it and there can be no assurance we will prevail in this appeal. Moreover, we cannot assure you that we would prevail in any future effort to enforce our rights in the `972 patent.

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

    On August 21, 2002, our Board of Directors approved, adopted and entered into, a Stockholder Rights Plan. The Plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire us, nor were we aware of any such efforts at the time of adoption.

    The Plan is designed to enable our stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire the company. Adoption of the Plan is intended to deter coercive takeover tactics including the accumulation of shares in the open market or through private transactions and to prevent an acquiror from gaining control of the company without offering a fair price to all of our stockholders. The Rights will expire on September 3, 2012.

    Under the plan, we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on September 3, 2002. Each right initially entitles stockholders to purchase one unit of a share of our preferred stock at $12 per share. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of our common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by us for $0.01 per right, all rights holders except the acquirer will be entitled to acquire our common stock at a significant discount. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the company. The Rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire us to negotiate with the board prior to attempting to takeover.

OUR STOCK PRICE MAY BE VOLATILE.

    The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the nine months ended July 31, 2002, the market price of our common stock as quoted on the NASDAQ National Market System has fluctuated between $6.75 and $0.57. Our stock price is currently below $1.00, which, as discussed above, is causing us additional challenges, including the risk of being de-listed from the NASDAQ National Market System. The market price of our common stock may be significantly affected by the following factors:

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

ITEM 4. CONTROLS AND PROCEDURES.

There is no disclosure regarding significant changes regarding our internal controls because we have not conducted a formal evaluation of our internal control procedures.

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

    Derivative State Action

    On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of our officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, we filed an answer and general denial to the derivative state action. We believe the allegations in the derivative state action are without merit and intend to defend ourselves vigorously. The derivative state action is still at an early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this action. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended July 31, 2002, we issued an aggregate of 1,875 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to October 19, 1999, the date of our initial public offering, with exercise prices ranging from $0.50 to $1.00 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

        In August 2002, we announced that our board of directors adopted a stockholder rights plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on September 3, 2002. The rights plan is designed to deter coercive takeover tactics including the accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The rights will expire on September 3, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

        4.2 Rights Agreement, dated as of August 21, 2002, between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C, files as Exhibit 4 to the Company's Current Report on Form 8-K dated August 21, 2002 and incorporated by reference herein.

        99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

            Crossroads did not file any current reports on Form 8-K during the three months ended July 31, 2002. After July 31, 2002, we filed the following current report on Form 8-K:

                o We filed a Form 8-K dated August 21, 2002 announcing that our board of directors adopted a stockholder rights plan in which preferred share purchase rights will be distributed as a dividend at the rate of one right for each share of common stock outstanding as the close of business on September 3, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CROSSROADS SYSTEMS, INC.


   September 16, 2002              /s/ Brian R. Smith
   ------------------              ---------------------------------------------
         (Date)                    Brian R. Smith
                                   Chief Executive Officer
                                   (Principal Executive Officer)

   September 16, 2002              /s/ Reagan Y. Sakai
   ------------------              ---------------------------------------------
         (Date)                    Reagan Y. Sakai
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                                   SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


        In connection with the Quarterly Report of Crossroads Systems, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian
R. Smith, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

(1)     I have read the Report;

(2) Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report.


                    /s/  Brian R. Smith
                    ----------------------------------------------------
                    Brian R. Smith
                    Chairman of the Board, President and Chief Executive Officer September 16, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                                   SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


        In connection with the Quarterly Report of Crossroads Systems, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Reagan
Y. Sakai, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

(1)     I have read the Report;

(2) Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report.


                    /s/ Reagan Y. Sakai
                    -------------------------------------------------
                    Reagan Y. Sakai
                    Vice President and Chief Financial Officer
                    September 16, 2002

                                 EXHIBIT INDEX


   4.2 Rights Agreement, dated as of August 21, 2002, between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated August 21, 2002, and incorporated by reference herein.

   99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

   99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002