Form 10-K
period 2002-10-31
CROSSROADS SYSTEMS INC
filed 2003-01-29
CIK 1093207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002


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


                           8300 NORTH MOPAC EXPRESSWAY
                               AUSTIN, TEXAS 78759
    (Address of Registrant's principal executive offices, including Zip Code)

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


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [X] No

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on April 30, 2002, as reported on the Nasdaq National Market, was approximately $60.6 million (affiliates being, for these purposes, directors and executive officers only).

    As of January 17, 2003, the Registrant had 24,859,408 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
  (Specific pages incorporated are indicated under the applicable Item herein)



                                                                                                       INCORPORATED BY
                                                                                                    REFERENCE IN PART NO.
                                                                                                    ---------------------
Our proxy statement filed in connection with our 2003 Annual Meeting of Stockholders............             III


================================================================================

                            CROSSROADS SYSTEMS, INC.

                                    FORM 10-K

    Unless otherwise indicated, "we," "us," "our" and the "Company" mean Crossroads Systems, Inc. We own the trademark "Crossroads." All other trademarks or tradenames referred to in this document are the property of their respective owners. References in this document to "$" or "dollars" are to United States of America currency. Our fiscal year ends October 31.

                                TABLE OF CONTENTS

Table of Contents........................................................................................................i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.......................................................................ii

PART I...................................................................................................................1

    Item 1.   Business...................................................................................................1

    Additional Factors That May Affect Future Results...................................................................14

    Item 2.   Properties................................................................................................24

    Item 3.   Legal Proceedings.........................................................................................25

    Item 4.   Submission of Matters to a Vote of Security Holders.......................................................25

PART II.................................................................................................................26

    Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................................26

    Item 6.   Selected Consolidated Financial Data......................................................................27

    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....................28

    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................................39

    Item 8.   Financial Statements and Supplementary Data...............................................................40

    Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.........................40

PART III................................................................................................................41

    Item 10.  Directors and Executive Officers of the Registrant........................................................41

    Item 11.  Executive Compensation....................................................................................41

    Item 12.  Security Ownership of Certain Beneficial Owners and Management............................................41

    Item 13.  Certain Relationships and Related Transactions............................................................42

    Item 14.  Controls and Procedures...................................................................................42

PART IV.................................................................................................................43

    Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................................43

                       NOTE ON INCORPORATION BY REFERENCE

Throughout this report, various information and data are incorporated by reference to portions of our 2003 Proxy Statement. Any reference in this report to disclosures in our 2003 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

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

PART I

ITEM 1. BUSINESS.

OVERVIEW

     We are a leading provider of enterprise data routing solutions for open system storage area networks (SANs), based on our market share of storage routers shipped. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in SANs our storage routers:

     o   decrease congestion in the transfer of data within a network;

     o   reduce the time required to back up and restore data;

     o   improve utilization of storage resources; and

     o   preserve and enhance existing server and storage system investments.

     Our mission is to be the company customers trust to link business with information, regardless of technology or location. Our objective is to maintain our position as the leading provider of storage routing solutions as storage, server, and network technologies and markets continue to grow and evolve. The key elements of our strategy are:

     o   to solve customer storage issues;

     o   to grow our current market position and expand into adjacent markets;
         and

     o to increase our market leadership by continual investment in intellectual property.

     We have developed or acquired extensive expertise in several different input-output (I/O) and networking protocols, including small computer system interface (SCSI), fibre channel, Ethernet, Transmission Control Protocol/Internet Protocol (TCP/IP), Internet-based SCSI protocol (iSCSI) and InfiniBand. We provide our products in a variety of configurations including both stand-alone box and library-embedded router form factors with varying port counts. We have applied our expertise in these protocols to develop solutions for leading server and storage system providers such as ACAL, ACS, Arrow, ATL, Bell Micro, Cranel/Adexis, Datalink, Dell, Fujitsu-Siemens, Groupe Bull, Hewlett-Packard (including Compaq), Hitachi Data Systems, IBM, Overland Storage, StorageTek, Sun Microsystems, Tech Data, TidalWire and Unisys, which enable customers to connect to the information that they require to run their businesses, regardless of the technology or location.

     To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their SANs. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution. A few OEM customers historically have accounted for a substantial portion of our revenue. During fiscal 2001, sales to Hewlett-Packard, Compaq and StorageTek accounted for 26%, 2%, and 23% of our total revenue, respectively. During fiscal 2002, sales to Hewlett-Packard (including sales to Compaq and to the combined company) and StorageTek accounted for 51% and 24% of our total revenue, respectively. Fluctuations in revenue have resulted from, among other things, product and customer transitions, OEM qualification and testing and reduced IT spending rates.


     We were incorporated on September 26, 1996 as Crossroads Holding Corporation and are the successor to operations of our predecessor Texas corporation, Crossroads Systems (Texas), Inc. We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. The mailing address for our headquarters is 8300 North MoPac Expressway, Austin, Texas, 78759, telephone number: (512) 349-0300. We can also be reached at our Web site at www.crossroads.com. We had 122 employees at October 31, 2002.

INDUSTRY BACKGROUND


     Information Growth and the Management Challenge

     The volume of data storage that companies utilize and process continues to grow rapidly, along with the cost of administering that data. This challenge has driven many organizations to reassess the way they manage their storage environments. Companies need simple, cost-effective ways to scale and manage their storage systems. Until the advent of SANs, the connection between data storage capacity and servers had been facilitated by a direct connection to SCSI. SANs have gained traction in the enterprise as an effective and efficient way to manage an expanding storage infrastructure. Numerous enterprise customers use SANs as the method of storage interconnection today.

     SANs Solve Data Growth Problems

     SANs provide a wide range of benefits and advantages for the storage administrator. Many of these advantages relate to consolidated, and centralized storage, improved manageability, reduction in local area network (LAN) traffic and ease of incremental storage addition. Given that storage assets can be consolidated with SANs, administrators can effectively utilize more of their storage assets, reduce administrative workloads and increase flexibility in server access of consolidated storage.

     One critical problem with data growth is the expanding backup and recovery time needed to protect the data. These processes were accomplished by using the LAN before SANs were available. By moving these processes to the SAN, LAN congestion is reduced. With the added performance of SANs, the backup and recovery time is shortened.

     Companies need simple, cost-effective ways to back up their data, scale for growth and manage their storage systems. They have increasing demand for secured ways to manage their data and provide for disaster recovery. Finally, as organizations continue to add storage over time, SANs provide the most flexible architecture to manage their infrastructure.

     Applications SANs Enable

     o Consolidated and Shared Storage. In the direct-attach storage architecture, a significant portion of storage resources are underutilized because they are accessible only by a single server which may not efficiently use the resource. With SANs, multiple servers can access a common storage device, enabling more stored data to be available to more users, and reducing the need to add servers or storage devices to support greater storage requirements. With consolidated storage comes the requirement for data security and access control. The storage administrator must contend with the challenge of open access to the consolidated storage.

     o LAN-free and Server-free Backup. Disruptions to a computer system can result in the loss or corruption of data. Therefore, most organizations regularly perform data backup by moving data from storage systems to separate on or off-site storage systems or data centers where the data can be safely stored. Because data backup can account for a significant portion of the data traffic over LANs, it is often a major contributor to bottlenecks at the input/output interconnect. LAN-free backup uses the SAN to move data from a storage system through one server then directly to a backup storage system. By moving the data backup function from the LAN to the SAN, LAN-free backup substantially reduces bottlenecks. Server-free backup further extends the benefits of LAN-free backup by removing the server from the backup process. This application enables automated data movement between storage systems directly across the SAN. By removing the backup server from the data path, the backup process is faster and more efficient.

     o Data Security and Manageability. When making the transition from a traditional direct-attach storage environment to a SAN, the storage administrator has multiple servers potentially accessing each SAN attached storage device. In this scenario, control of data access, appropriate security provisions and manageability across all storage assets becomes critically important.

THE CROSSROADS SOLUTION

     Our router products help our customers improve and reduce their total cost of information management. We develop solutions that enable customers to connect to the information required to run their businesses, regardless of the technology or location. Our routers are designed to operate in any SAN computing environment. Crossroads routers undergo extensive testing in many SAN configurations with a wide range of SAN hardware components and software applications. Crossroads products are certified by leading independent software vendors and independent hardware vendors, including Brocade, Computer Associates, EMC, Legato and VERITAS Software.

     ServerAttach Product Line

     Our most recent announced product line, the Crossroads ServerAttach, quickly enables customers' existing SCSI-based servers to access fibre channel storage. The first product in this family is the ServerAttach SA40. Prior to the ServerAttach product line, many customers who deployed servers did not have a fibre channel option. Also, when running critical applications that cannot move to newer servers, customers were unable to attach those server resources into the SAN and therefore unable to capitalize on all the benefits of shared, consolidated, and LAN-free storage. The ServerAttach product line also brings a number of added benefits including:

     o   secured storage access;

     o   ease of manageability;

     o   simple installation with offline pre-configuration; and

     o minimal impact to server uptime with no hardware or software modifications required to servers or applications.

     Storage Router Product Line

     Also, this year Crossroads announced the fifth generation storage router products, the Crossroads 6000 and the Crossroads 10000. The storage router product line delivers the ability to attach SCSI storage devices into a fibre channel fabric. The product line delivers both an entry-level solution, the 6000, as well as a completely modular, enterprise-level solution, in the 10000. The product line delivers a number of added benefits including:

     o   secured storage access;

     o   multi-protocol connectivity;

     o   ease of manageability;

     o   LAN-free and Server-free backup functionality in the SAN;

     o   controller in the SAN enabling Server-free commands to be executed; and

     o   quick setup and configuration.

OUR STRATEGY

     Our mission is to become the company customers trust to link business with information regardless of technology or location. Our objective is to provide customers with innovative solutions focused on solving the problems facing their growing data storage infrastructure. The key elements of our strategy include the following:

     Solve Customer Storage Issues


     Crossroads is focused on delivering solutions to our customers that enable them to leverage their existing investments in servers and storage devices. Our products deliver value by providing simple, easy to manage solutions that reduce complexity and overhead for the storage administrator. This is fulfilled in our easy to manage multi-protocol platform that provides connectivity to new and existing storage architectures.

     Grow Our Current Market Position and Expand Into Adjacent Markets

     As storage networking evolves, new technologies and solutions are often being introduced. In order to ensure that businesses can access information regardless of technology, we will remain protocol agnostic to the type of technology a customer chooses to implement. We will continue:

     o to introduce products that provide the connectivity to both existing and future servers, storage devices and networks;

     o   to provide a broader range of solutions to our existing customers;

     o to secure new customers with innovative technology to meet their demands; and

     o to introduce new solutions such as our ServerAttach product line and iSCSI related solutions.

     Increase Our Market Leadership by Continual Investment in Intellectual Property

     As we develop our products, we continue to identify and develop intellectual property that we believe will provide a competitive advantage and expand our market opportunities. As of October 31, 2002, we had 14 issued patents and over 80 pending worldwide. We vigorously defend our patent portfolio, as evidenced in fiscal 2001, when we successfully defended one of our patents (5,941,972), the'972 patent, in a $15.0 million settlement. In addition, we have successfully launched our patent licensing campaign and have entered into agreements with Adaptac and ADIC to license our technology. We continue to believe it to be a critical component in our market share growth. In addition, we utilize our intellectual property to set standards for the industry.

OUR PRODUCTS

     Storage Router Products

     The following table summarizes the key features and benefits of our products:


                                                                  DEVICE
            PRODUCT                    FIRST SHIPMENT          CONFIGURATION                       BENEFITS
            -------                    --------------          -------------                       --------
  TAPE ATTACH STORAGE ROUTERS

              4x50                     May 1999           o  1 1Gb/s fibre channel       o Connects up to 30 SCSI devices
                                                             port                        o Enables server migration to SANs
                                                          o  1, 2, or4 SCSI LVD          o Transmits data over distances up
                                                             Ultra2 or HVD buses           to 10 km
                                                          o  1 Ethernet                  o Enables LAN-free Backup and recovery
                                                             management port             o Support for Server-free backup
                                                          o  Box and embedded            o Supports shared storage (disk,
                                                             product                       tape and optical) via Storage Area
                                                                                           Network (SAN) connectivity

              6000                     May 2002           o  1 2Gb/s fibre channel       o Provides same benefits as 4x50
                                                             port                        o Connection to 1 or 2 Gigabit per
                                                          o  2 SCSI LVD Ultra2 ports       second (Gb/s) fibre channel SANs
                                                          o  1 Ethernet management       o Provides Crossroads Visual Manager
                                                             port                          (CVM) for enhanced software for
                                                          o  Box and embedded              storage management
                                                             product                     o 'Access Controls' for added
                                                                                           security and device sharing
                                                                                           between multiple hosts
                                                                                         o Supports enhanced Server-free
                                                                                           Backup

              8000                     August 2001        o  2 1Gb/s fibre channel       o Provides same benefits as 4x50
                                                             ports                       o Provides modular software in
                                                          o  4 SCSI LVD Ultra2             Crossroads Router OS
                                                             and/or HVD ports            o Provides Crossroads Visual Manager
                                                          o  1 Ethernet                    (CVM) for enhanced software for
                                                             management port               storage management
                                                                                         o Redundant power supplies and fans
                                                                                           with dual storage network (fibre
                                                                                           channel) ports
                                                                                         o 'Access Controls' for added
                                                                                           security and device sharing
                                                                                           between multiple hosts
                                                                                         o Supports enhanced Server-free
                                                                                           Backup

              10000                    April 2002         o  2 or 4 2Gb/s fibre          o Same benefits as 8000
                                                             channel ports               o Field replaceable modular
                                                          o  4, 8, or 12 LVD               connectivity options
                                                             (Ultra3) and/or HVD         o Best-in-class performance
                                                             SCSI ports                  o Redundant, hot swappable fans and
                                                          o  1 Ethernet                    power supplies
                                                             management port             o Designed for enterprise
                                                          o  Expansion capability          environments
                                                             to iSCSI

  SERVERATTACH STORAGE ROUTERS

              SA20                     Not Yet            o  1 2Gb/s fibre channel       o Extends life of existing SCSI
                                       Shipped               port                          servers by bringing them into
                                                          o  2 SCSI HVD ports              fibre channel SAN architectures
                                                          o  1 Ethernet management       o Supports IBM eServer (AS/400,
                                                             port                          RS/6000), DEC Alpha, and
                                                                                           Hewlett-Packard mid-range servers
                                                                                           with future support planned for
                                                                                           other server environments

              SA40                     December 2002      o  2 2Gb/s fibre channel       o Extends life of existing SCSI
                                                             ports                         servers by bringing them into
                                                          o  4 SCSI LVD Ultra3 or          fibre channel SAN architectures
                                                             HVD ports                   o Supports IBM eServer pSeries
                                                          o  1 Ethernet management         (RS/6000) ), DEC Alpha, and
                                                             port                          Hewlett-Packard mid-range servers
                                                                                           with future support planned for
                                                                                           other server environments
                                                                                         o Redundant, hot-swappable fans and
                                                                                           power supplies
                                                                                         o Field replacement I/O modules

     On a product basis, sales have shifted to our fourth and fifth generation of products, the 6000, 8000 and 10000, and to our embedded line of products. Sales of our older family of products, the 4100, 4200 and 4x50 lines, accounted for approximately 90%, 70% and 41% of our product revenue during the years ended October 31, 2000, 2001 and 2002, respectively. This decrease was partially offset by increased sales of our fourth and fifth generation products, which accounted for approximately 24% of our product revenue during the year ended October 31, 2002. As storage networking continues to mature we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp up of, embedded routers being shipped with tape libraries. Sales of our embedded products accounted for approximately 2%, 15% and 27% of our product revenue during the years ended October 31, 2000, 2001 and 2002, respectively.

     In August 2001, we expanded our product line with the launch of our fourth generation product line -- the Crossroads 8000 storage router and management software. The 8000 is the first in a new line of multi-protocol enabled routers designed to connect storage devices into fibre channel and iSCSI storage networks. One element of the 8000 is the Crossroads Visual Manager(TM) (CVM(TM)) software. This software increases the intelligence in the SAN and reduces the cost of storage management.

     In conjunction with Compaq, Intel, Microsoft, StorageTek, and VERITAS, we unveiled the Crossroads Internet SCSI - or iSCSI - for storage networking in October 2001 at Storage Networking World (SNW). The demonstration utilized a Crossroads iSCSI storage router performing data movement with an Intel PRO/1000 T IP Storage Adapter, StorageTek L40 tape library and a server running Microsoft Windows.Net Server Beta and Windows 2000 Professional. The demonstration showcased the combined technology and interoperability of these industry leaders.

     In January 2002, we expanded our product line with the launch of our fifth generation product line -- the Crossroads 10000 Multi-Protocol Storage Router for enterprise environments. The Crossroads 10000 is a fully redundant, modular storage router that increases the reliability, flexibility and performance of tape backup in networked storage environments through technologies such as LAN-free, Server-free backup and multi-protocol connectivity. One of the other capabilities of the 10000 is 'Access Controls' which provides enhanced security and prevent server conflicts so that multiple servers can share storage devices. Advances LUN zoning capabilities allow an entire library (or even specific tape drives) to be masked from selected servers while remaining visible to others.

     In April 2002, we began shipping the Crossroads 10000 for SAN data protection to Compaq, now part of Hewlett-Packard. In October 2002, we also began shipping the Crossroads 10000 to StorageTek. In April 2002 at the SNW spring show we further demonstrated leading iSCSI interoperability with a prototype of our Crossroads 10000 platform in a joint demonstration with Adaptec, CommVault, Hewlett-Packard, and Microsoft.

     In May 2002, we launched the industry's first low-cost two-gigabit fibre channel storage router, the Crossroads 6000. Targeted at the small to mid-sized market, the Crossroads 6000 complements the Crossroads 10000, which is intended for the enterprise market. In May 2002 we also began shipping the 6000 to Compaq, now part of Hewlett-Packard. The 6000 provides customers an alternative to purchasing newer equipment by enabling them to continue to leverage existing equipment, such as SCSI tape libraries.

     Also in May 2002, at the NetWorld + Interop Conference, we demonstrated broad interoperability with iSCSI storage routing in a joint demonstration with Intel, IBM, and StorageTek. The demonstration combined the Crossroads 10000 with an Intel PRO/1000 T IP Storage Adapter, StorageTek L40 tape library, IBM eServer xSeries, and an IBM Total Storage IP Storage 200i system. The 10000 storage router performed data movement and data backup over Gigabit Ethernet using the emerging iSCSI protocol and forwarded the data to the StorageTek library. By working with leading companies such as IBM, Intel and StorageTek, Crossroads demonstrated expertise in developing next-generation industry-standard I/O products and further supported its goal of positioning itself to deliver simple, cost-effective and interoperable iSCSI solutions to customers.

     In December 2002, we launched the Crossroads ServerAttach SA40, the first appliance to connect SCSI servers to networked storage. With ServerAttach, Crossroads leveraged its existing tape attach technology but in a that allows attachment of servers into fibre channel SANs . The ServerAttach SA40 is the first offering in the company's new ServerAttach family of products that will be sold through Crossroads' distribution channel, broadening the company's potential customer base. With ServerAttach,

Crossroads has moved into an adjacent market that we believe will increase beyond our existing tape attach opportunities, and which will allow our customers to save both time and money by leveraging existing servers with access to storage network resources.


DISTRIBUTION MODEL

     Our products are marketed, sold, and supported worldwide through a wide range of distribution partners, including OEM partners, value-added distributors, systems integrators, and value-added resellers. o

     o Our OEM partners are leading storage systems and subsystems providers who offer our products under their own private label or as Crossroads branded solutions. Sales through OEM partners comprise the majority of our business.

     o Other distribution partners include Crossroads-authorized value added distributors, systems integrators, and VARs. These partners are authorized by us to market, sell, and support our family of storage routers. Some also sell product education and other value-added services.

     We have OEM or distribution agreements with many of the companies that sell the world's storage systems and subsystems. Prior to offering our products for sale through OEMs, our OEM customers require that each of our products undergo an extensive qualification process, which involves interoperability testing of our product in the OEM's system as well as rigorous reliability testing. This qualification process may continue for a year or longer. However, qualification of a product by an OEM does not assure any sales of the product to the OEM. Despite this uncertainty, we devote substantial resources, including sales, marketing and management efforts, toward qualifying our products with OEMs in anticipation of sales to them. If we are unsuccessful or delayed in qualifying any products with an OEM, such failure or delay would preclude or delay sales of that product to the OEM, which may impede our ability to grow our business.


OUR CUSTOMERS

     We provide our products in a variety of configurations, including both stand-alone box and embedded router form factors with varying port counts. Our products are in solutions from ACAL, ACS, Arrow, ATL, Bell Micro, Cranel/Adexis, Datalink, Dell, Fujitsu-Siemens, Groupe Bull , Hewlett-Packard (including Compaq), Hitachi Data Systems, IBM, Overland Storage, StorageTek, Sun Microsystems, Tech Data, TidalWire and Unisys.

     During fiscal 2002, our revenue base consolidated significantly which resulted in the number of our customers representing approximately 75% of our total revenue decreasing from ten in fiscal 2001 to three in fiscal 2002. In fiscal 2002, sales to our OEM customers accounted for approximately 82% of our total revenue. For the year ended October 31, 2000, 2001 and 2002, our distribution channel, which consists of distributors, VARs and systems integrators, accounted for approximately 10%, 11% and 13% of our total revenue, respectively.

     A significant portion of our revenue is concentrated among a relatively small number of OEM customers and the merger of Hewlett-Packard and Compaq has resulted in substantial additional concentration. During fiscal 2002, sales to Hewlett-Packard (including Compaq) and StorageTek, accounted for 51% and 24% of our total revenue, respectively. No other customer accounted for more than 10% of our revenue during fiscal 2002. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, particularly Hewlett-Packard (including Compaq), would seriously harm our financial condition and results of operations. We expect that a significant portion of our future revenue will continue to come from sales of products to a relatively small number of customers.

     In March 2002, we announced that we entered into an exclusive reseller business relationship with Luminex Software, Inc. Under the terms of the agreement, Luminex became the exclusive reseller of our mainframe products, which we originally acquired from Polaris. The agreement expands an already existing customer relationship and includes a license to the hardware, software and firmware designs of our mainframe products. At the end of the agreement, provided that Luminex meets specified minimum purchase thresholds, Luminex will have the option to purchase the assets and intellectual property related to our mainframe products, including the right to manufacture those products, for a nominal amount. Luminex has a seven-year history of working with us as an OEM and shares a similar customer and OEM base. Luminex hired the entire Crossroads-Oregon engineering and marketing team, and operates the business from its current location in Beaverton, Oregon. With our product line, Luminex will now provide focused software and hardware development for the data center and enterprise class customer. As a result, Luminex now supports all Crossroads-Oregon customers. We expect that Luminex will meet specified minimum purchase thresholds during the second fiscal quarter of 2003, and at that time, we will consummate a transfer of assets to Luminex.

SALES AND MARKETING

     We base our sales and marketing strategy on an indirect sales model executed through global OEMs and distributors, VARs and system integrators. Our sales activity has focused principally on OEM adoption through extensive OEM testing and product qualification. Because we sell most of our products today though our OEMs, we have restructured our selling efforts to focus on growing within those OEM accounts. We hope to expand our distribution channel by qualifying new leads in a sales/marketing 'funnel' process. We have used an email marketing campaign in conjunction with online marketing surveys which are generating product interest with end-users. After qualification, the end-users are referred to the appropriate sales representatives or channel partners. End-users are also input into a database that is used for our email marketing efforts. We also enable our channel partners to better handle customer leads by providing them with access to online product training, sales literature, and technical documentation as well as other information via a partner website, which is intended to facilitate the sales process.

     Our marketing organization primarily focuses on coordinating strategic product planning and tactical adoption activities with our major OEM customers and channel partners. This helps us to determine which market segments to pursue, understand their size and growth characteristics, analyze competition, define product features, construct business analyses to measure expected return on investments, and finally to enhance the indirect distribution process for our products by provisioning the sales and marketing tools needed. Our marketing efforts are geared toward:

     o developing key relationships with OEMs, distributors, VARs, system integrators, and independent software vendors;

     o   participating in tradeshows to promote and launch our products; and

     o coordinating our involvement in various industry standards organizations, such as the Storage Networking Industry Association.

CUSTOMER SERVICE AND SUPPORT

     Our customer support organization provides comprehensive training programs and telephone, e-mail and Web-based direct support to our customers and end-users. These programs allow us to minimize the need for a large end-user support organization by enabling our OEMs to provide installation, service and primary technical support to their customers while we focus on high-level secondary support. We actively assist our OEM customers, distributors and VARs to solve end-user problems.

OUR COMPETITION

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ADIC through their acquisition of Pathlight Technology in 2001, ATTO, and Chaparral Network Storage. We also expect to face competition in the future from one or more of the following sources:

     o   other OEMs, including our customers and potential customers;

     o   native fibre channel vendors;

     o   LAN switch manufacturers;

     o   future iSCSI vendors;

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

     We believe the competitive factors in the storage router and ServerAttach markets include the following:

     o   market share and position;

     o   OEM endorsement;

     o   product reliability and verified interoperability;

     o   customer service and technical support;

     o   product performance and features;

     o   brand awareness and credibility;

     o   ability to meet delivery schedules;

     o   strength of distribution channel;

     o   ease-of-use and manageability; and

     o   price.


TECHNOLOGY

     Our storage router products are based on an architecture that combines our Crossroads OS and hardware designs using industry standard components. Our proprietary packet routing software intelligently examines data packet traffic to prioritize transmission and minimize network congestion in the flow of transactions between servers and storage systems. This routing software also:

     o manages delays in data transmissions that result from variances in speeds;

     o provides accurate communication of transmission status to connected devices;

     o   provides critical interoperability between diverse protocols;

     o   enables sharing of storage resources by multiple servers; and

     o   can adapt to new protocols as they emerge.

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

     We possess a high level of multi-disciplinary expertise encompassing technologies, software design, operating systems, hardware and application specific integrated circuit design and storage area network technologies. We utilize these skills to design, develop, manufacture and deliver our products. We believe that our combined expertise in each of these technologies provides us with a competitive advantage in the ability to develop new products on a timely basis, verify interoperability, expand our product features and integrate additional interfaces and functions.

     I/O Technologies

     We believe that our routing expertise is a critical factor in our ability to maintain our leadership position in storage routing. The key technologies in use today are: SCSI and fibre channel in open systems (e.g., Windows NT and Unix). As of October 31, 2002, we employed 66 research and development personnel who have significant involvement in the evolution of these technologies. Based on their expertise and our overall capabilities, we believe that we possess insight and understanding into the capabilities and limits of each new technology and the requirements for routing. As new standards are developed, we expect to contribute to these developments and leverage our software and technical expertise in developing additional routers. Such additional areas of focus include:

     o   iSCSI over Gigabit Ethernet;

     o   SRP over InfiniBand;

     o   Serial Attached SCSI; and

     o   Serial ATA.

     Embedded Software Design

     We design, develop and test all of our own embedded software. As of October 31, 2002, our engineering staff included 24 software engineers with expertise in embedded software, management tools, software applications and graphical user interface development. We have considerable expertise in protocol standards, error detection and recovery and support. The flexibility to modify our software to varying system configurations has enhanced our ability to rapidly achieve verified interoperability.

RESEARCH AND DEVELOPMENT

     The storage networking industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions. As a result, we believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the routing market evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product features and performance. Development activities are conducted with extensive validation testing at both our company and at our major customers.

     We have invested heavily in research and development to support current and future product development. We continue to enhance and extend our products to anticipate and meet customer requirements. We continue to increase the speed and performance of our storage routing products and to deliver higher port density and more cost-optimized solutions. Our products are designed to support current industry standards and will continue to support emerging standards that are consistent with our product strategy. Members of our senior engineering team also are actively engaged in development of industry standards which allows us to focus our product strategies in areas that are aligned with those standards.

     Research and development programs currently underway that focus on our routing initiatives include:

     o fibre channel-to-SCSI storage routing: Increased connectivity and port density, smaller form factors, improved manageability, broader interoperability, higher performance products and "intelligent" data management and data movement features.

     o iSCSI-to-SCSI storage routing: To enable connectivity of SCSI storage devices to an Ethernet network using the iSCSI protocol.

     o iSCSI-to-fibre channel storage routing: To enable connectivity of IP networks to fibre channel SANs for both data movement and management.

     o InfiniBand Routing: Technology development focused on multi-protocol routing products for InfiniBand connecting to iSCSI, fibre channel and other protocols.

     Our research and development expenses, net of stock-based compensation of $440,000 and $369,000 during fiscal 2001 and 2002, respectively, were $17.7 million and $16.2 million in fiscal 2001 and 2002, respectively. At October 31, 2002, we employed 66 research and development personnel. All expenditures for research and development costs have been expensed as incurred. We expect to continue to maintain our high level of investment in research and development.

MANUFACTURING

     In November 2002, we amended our existing licensing agreement with Hewlett-Packard. Pursuant to this amendment, beginning in the second quarter of 2003, we will outsource the manufacturing of our embedded routers to Hewlett-Packard. We believe this agreement will allow us to leverage the strengths of both companies. We will use Hewlett-Packard's economies of scale in manufacturing and systems integration expertise and combine that with our software, value-added applications and intellectual property. Under the amended agreement, Hewlett-Packard will manufacture the hardware and license the software from us for its current line of embedded solutions. In addition, we will be able to purchase from Hewlett-Packard embedded routers for sales to our other customers. Further, we will continue to manufacture our box-based 4x50, 6000 and 10000 products for Hewlett-Packard, as well as for our other OEMs for whom we will also continue to manufacture branded solutions. Together, we should be able to drive efficiencies for both companies while delivering cost-effective storage solutions to end-users.

     We use Solectron Corporation, a third-party contract manufacturer, to assemble the printed circuit board for our current products, including our 4x50, 6000, 8000, 10000, and embedded router family of products (which we are in the process of transitioning to Hewlett-Packard pursuant to the amended license agreement, described above). Our manufactured products contain printed circuit board assemblies which consist of the electronics that control the function of our product. Solectron purchases the required components for our printed circuit board to meet demand in accordance with our purchase orders and our forecast. During product final assembly and test, the printed circuit board is assembled with the remaining components (power supply, cables and enclosures) and tested to create the final product.

     Solectron invoices us based on prices and payment terms mutually agreed upon and set forth in purchase orders we issue to Solectron. The pricing takes into account component costs, manufacturing costs, and margin requirements. Although the purchase orders we place with Solectron are cancelable, the terms of our manufacturing agreement with Solectron would require us to purchase all excess or obsolete material not returnable or usable by other customers. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and effect appropriate changes to our manufacturing processes.

     Although we use standard parts and components for our products where possible, we and Solectron currently purchase several key components used in the manufacture of our products from single or limited sources. Solectron purchases the components used in the printed circuit board assemblies, whereas we purchase the remaining components used during final assembly including the power supply, fan and chassis materials. We have an obligation to our contract manufacturers for portions of excess inventory arising from a sudden reduction in purchase orders by us to the extent it differs from the forecast which we supply to our contract manufacturers. Our principal single-source components include application specific integrated circuits, licensed software and chassis.

     During fiscal 2002, we have maintained our ISO 9002 registration.


PATENTS, INTELLECTUAL PROPERTY AND LICENSING


     We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements, and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. Despite these precautions, the measures we undertake may not prevent misappropriation or infringement of our proprietary technology. These measures may not preclude competitors from independently developing products with functionality or features similar to our products.

     We maintain a program to identify and obtain patent protection for our inventions. It is possible that we will not receive patents for every application we file. Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

     Some of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that such licenses generally could be obtained on commercially reasonable terms.

     In May 2002, Adaptec, Inc. became the first RAID company to license the Crossroads '972 patent, which provides access controls vital to networked storage systems. Adaptec will add this technology to RAID controllers that ship with its DuraStor(TM) 7220SS, a fibre channel-to-SCSI storage subsystem. Specifically, the technology enables Adaptec's RAID cards to protect data in shared storage from unauthorized access and overwrites by multiple hosts. In December 2002, Adaptec added the DuraStor(TM) 7320SS, a fibre channel-to-SCSI storage subsystem to its license with Crossroads.

     We have 14 patents issued and 80 patents pending worldwide. 24 patent applications are pending in the United States Patent and Trademark Office with respect to our technology. We have 56 pending international patent applications (11 in the European Patent Office, 10 in Canada, 10 in Japan, 7 in Australia, 5 in Hong Kong, 4 in Indonesia and 4 in China). We also have 5 international patent applications pending under the Patent Cooperation Treaty.

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

     During fiscal 2001, we succeeded in two important lawsuits that demonstrated our ability to protect important aspects of our intellectual property portfolio. In June 2001, Pathlight Technology, a wholly owned subsidiary of Advanced Digital Information Corp., admitted both the validity and infringement of one of our patents (5,941,972), the '972 patent, in a $15.0 million settlement. In September 2001, a jury and judge validated that same patent against Chaparral Network Storage Corporation, while extending the patent's application to all RAID and router products using Access Controls or LUN zoning, awarding us damages and punitive damages. In fiscal 2002, Chaparral appealed the judgment against it, contending that the '972 patent is invalid and not infringed. Crossroads intends to vigorously defend the appeal. During fiscal 2002, we were awarded an additional patent, the '035 patent, which is an extension of our '972 patent for access controls that are vital to network storage environments.

     We have registered the trademark "CROSSROADS", "CROSSROADS SYSTEMS" and "iBOD" in the United States. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

     At October 31, 2002, we had 122 employees, with 66 engaged in research and development, 26 in manufacturing, 13 in sales, marketing and customer support, and 17 in administration, information technology, human resources and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition for technical personnel in the computing industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating, and retaining employees in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of January 17, 2002, certain information concerning our executive officers:


     NAME                             AGE             POSITION(s)
     ----                             ---             -----------
     Brian R. Smith...............     37     President, Chief Executive Officer, Chairman of the Board
     Robert C. Sims...............     35     Chief Operating Officer
     Andrea Wenholz...............     37     Vice President, Chief Financial Officer, Secretary and Treasurer

     BRIAN R. SMITH is our Chairman of the Board, President and Chief Executive Officer of Crossroads. Mr. Smith is a co-founder and has served as our Chairman of the Board since our inception in April 1995, as our Chief Executive Officer from our inception until October 31, 2001 and from May 2002 to the present, and as our President from our inception until October 1997 and from May 2002 to the present. From November 2001 to December 2002, Mr. Smith served as the managing partner of Convergent Investors, a venture capital firm located in Austin, Texas. From October 1994 to April 1995, Mr. Smith was President of a consulting service company which successfully evolved into Crossroads. From January 1985 to October 1994, he also held various development and management positions with IBM. At IBM his accomplishments included leading the development of IBM's fibre channel and FDDI products. Mr. Smith holds a B.S.E.E from the University of Cincinnati and an M.S.E.E. from Purdue University.

     ROBERT C. SIMS has served as our Chief Operating Officer since May 2002. From April 2001 to May 2002, Mr. Sims served as our Vice President of Engineering and Operations. From July 2000 to April 2001, Mr. Sims served as our Vice President of Operations and Corporate Quality. From March 1999 to July 2000, Mr. Sims served as our Director of Operations. From January, 1998 to
March 1999, Mr. Sims managed the advanced manufacturing and product test organizations at Kentek Corp., developing high-speed back office printers. From 1990 to 1998, Sims was with Exabyte where he last served as manager of the manufacturing engineering and quality organizations for the high-end tape drive division. Mr. Sims received a B.S. in electrical engineering from Colorado State University.

     ANDREA WENHOLZ joined Crossroads as our Vice President, Chief Financial Officer, Secretary and Treasurer in January 2003. From May 2001 to December 2002, Ms. Wenholz served as the Controller for U.S. Operations at Parthus Technologies, plc, a leading provider of application-specific platform IP, which eventually became ParthusCeva, following its merger with Ceva, the former licensing division of DSP Group, Inc. Prior to that, from September 2000 to May 2001 Ms. Wenholz was Chief Financial Officer at Chicory Systems, Inc., a semiconductor intellectual property company, which was acquired by Parthus. Ms. Wenholz served as a Business Unit Controller at Cisco Systems, Inc. from April 1998 to September 2000, and prior to that as Controller at NetSpeed, Inc. from August 1996 to April 1998, where she was involved in the implementation and manufacturing transition of Cisco's acquisition of NetSpeed. Ms. Wehnolz is a C.P.A and received a B.B.A. from Texas A&M University.

Further information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating Crossroads and our business. These factors include, but are not limited to the potential for significant losses to continue; our inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; class action securities litigation; overall market performance; limited product lines; limited number of OEM customers; lengthy OEM product qualification process; competition; delays in research and development; inventory risks; the loss of our primary contract manufacturers; risks of delay or poor execution from a variety of sources; inventory risks; limited resources; pricing; dependence upon key personnel; product liability claims; the inability to protect our intellectual property rights; concentration of ownership; volatility of stock price; and the impact on our results or operations due to changes in accounting standards, including the implementation of SAB NO. 101 with respect to revenue recognition. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

WE HAVE INCURRED SIGNIFICANT LOSSES AND NEGATIVE CASH FLOW, WE EXPECT FUTURE LOSSES AND NEGATIVE CASH FLOW, AND WE MAY NEVER BECOME PROFITABLE OR CASH FLOW POSITIVE.

     We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of October 31, 2002, we had an accumulated deficit of $141.0 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become cash flow positive. Although we engaged in a restructuring plan in 2002 pursuant to which we significantly reduced our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability or cash flow.

DUE TO THE UNCERTAIN AND SHIFTING DEVELOPMENT OF THE STORAGE AREA NETWORK MARKET, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

     We have generated product revenue for approximately five years and, thus, we have only a limited history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the storage area network market in which we sell our products, the current weak economic environment which has resulted in decreased corporate IT spending and other factors that are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenue.

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

      A number of factors may particularly contribute to fluctuations in our revenue and operating results, including:

     o changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries. In particular, continuing economic uncertainty has resulted in a general reduction in IT spending. This reduction in IT spending has lead to a decline in our growth rates compared to historical trends;

     o the timing of orders from, and product integration by, our customers, particularly our OEMs, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us;

     o the rate of adoption of SANs as an alternative to existing data storage and management systems;

     o the ongoing need for storage routing products in storage area network architectures;

     o the deferrals of customer orders in anticipation of new products, services or product enhancements from us or our competitors or from other providers of storage area network products;

     o the rate at which new markets emerge for products we are currently developing;

     o the successful launch and customer acceptance of our new ServerAttach family of products;

     o disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;

     o increases in prices of components used in the manufacture of our products; and

     o variations in the mix of our products sold and the mix of distribution channels through which they are sold.

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

GLOBAL ECONOMIC CONDITIONS MAY CONTINUE TO ERODE, WHICH MIGHT NEGATIVELY IMPACT US, AND THE PRICE OF OUR COMMON STOCK.

     The macroeconomic environment and capital spending on information technology have continued to erode, resulting in continued uncertainty in our revenue expectations. The operating results of our business depend on the overall demand for storage area network products. Because our sales are primarily to major corporate customers whose businesses fluctuates with general economic and business conditions, continued soft demand for storage area network products caused by a weakening economy and budgetary constraints have resulted in decreased revenue. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which has been more adversely impacted by the current weak economic environment. Customers may continue to defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve, resulting in a continued decrease in our product revenue.

THE STORAGE TECHNOLOGY MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL EVOLUTION, AND OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS.

     The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the storage technology market is particularly subject to change with the emergence of fibre channel and iSCSI protocols and other new storage technologies and solutions. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

     o   delay in our initial shipment of new products;

     o   the difficulty in forecasting customer demand accurately;

     o our inability to expand production capacity fast enough to meet customer demand;

     o   the possibility that new products may cannibalize our current products;

     o   competitors' responses to our introduction of new products; and

     o the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

     In addition, we must be able to maintain the compatibility of our products with future device technologies, and we must rely on producers of new device technologies to achieve and sustain market acceptance of those technologies. Development schedules for high-technology products are subject to uncertainty, and we may not meet our product development schedules. If we are unable, for technological or other reasons, to develop products in a timely manner or if the products or product enhancements that we develop do not achieve market acceptance, our business will be harmed.

FAILURE TO MANAGE OUR BUSINESS EFFECTIVELY COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION, AND PROSPECTS.

     Our ability to successfully implement our business plan, develop and offer products, and manage our business in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to change the scope of our operations, including managing our headcount appropriately. Changes in our business, headcount, organizational structure and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and our failure to continue to train and manage our work force, could seriously harm our business and financial results.

OUR COMMON STOCK IS CURRENTLY TRADING ABOVE $1.00 PER SHARE. HOWEVER, IF THE CLOSING BID PRICE OF OUR COMMON STOCK WERE TO FALL BELOW $1.00 PER SHARE FOR MORE THAN 30 CONSECUTIVE TRADING DAYS, OUR STOCK COULD AGAIN BE AT RISK OF BEING DELISTED FROM THE NASDAQ NATIONAL MARKET.

     In December 2002, Nasdaq sent us a notice that we were to be delisted from the Nasdaq National Market for failure to maintain the $1.00 minimum bid price requirement for listing on the Nasdaq National Market. While we were awaiting our hearing with Nasdaq to appeal our delisting, the closing bid price of our common stock remained above $1.00 for twelve consecutive trading days and we received a notice from Nasdaq that our hearing was cancelled and that we would remain on the Nasdaq National Market.

     While we recently avoided the threat of delisting, in the event that the closing bid price of our stock were to fall below $1.00 for 30 consecutive trading days, we would again be in danger of having our stock delisted from the Nasdaq National Market. Delisting could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, delisting or the threat of delisting could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition.

AN ADVERSE DECISION IN THE VARIOUS SECURITIES CLASS ACTION AND DERIVATIVE LAWSUITS FILED AGAINST US MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL PERFORMANCE.

     We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001. On November 22, 2002, the court granted our motion for summary judgment, concluding that the plaintiffs failed to demonstrate an essential element to their claim of securities fraud. We anticipate the plaintiffs will file an appeal to the Fifth Circuit Court of Appeals. The litigation is at an early stage and it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, that we might incur in connection with such actions. An adverse judgment may have a material adverse effect on our business and financial performance. See Note 5 to Notes to Condensed Consolidated Financial Statements.

     On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of our officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, we filed an answer and general denial to the derivative state action. We believe the allegations in the derivative state action are without merit and intend to defend ourselves vigorously. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations. See Note 5 to Notes to Condensed Consolidated Financial Statements.

OUR BUSINESS IS DEPENDENT ON THE STORAGE AREA NETWORK MARKET WHICH IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

     Fibre channel-based SANs, were first deployed in 1997. As a result, the market for SANs and related storage router products has only recently begun to develop and is rapidly evolving. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Substantially all of our products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations' computing systems is critical to our future success. Most of the organizations that would be likely to purchase our products have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs, particularly in the current economic environment. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

     o educate potential OEM customers, distributors, VARs, system integrators, storage service providers and end-user organizations about the benefits of SANs and storage router technology, including, in particular, the ability to use storage routers with SANs to improve system backup and recovery processes;

     o maintain and enhance our relationships with OEM customers, distributors, VARs, system integrators, storage system providers and end-user organizations;

     o predict and base our products on standards which ultimately become industry standards; and

     o achieve interoperability between our products and other SAN components from diverse vendors.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP IN A TIMELY MANNER NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE.

     We currently have a limited number of principal products within our storage router product family that we sell in commercial quantities. Our future growth and competitiveness will depend greatly on the market acceptance of our newly introduced product lines, including the 6000, 8000 and 10000 storage routers and our ServerAttach family of products, which we released in December 2002. We have just begun to receive revenue from the sale of our 6000, 8000 and 10000 storage routers. However, their market acceptance remains uncertain. Sales of our 6000, 8000 and 10000 storage routers accounted for approximately 1% and 24% of our product revenue during fiscal 2001 and 2002, respectively. If any of these four product lines do not achieve sufficient market acceptance, our future growth prospects could be seriously harmed. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance.

Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

     o   growth of the SAN market;

     o   changing requirements of customers within the SAN market;

     o performance, quality, price and total cost of ownership of our products;

     o availability, performance, quality and price of competing products and technologies;

     o   our customer service and support capabilities and responsiveness; and

     o successful development of our relationships with existing and potential OEM, distributor, VAR, system integrator and storage system provider customers.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR THE VAST MAJORITY OF OUR REVENUE. THE LOSS OF OR SIGNIFICANT REDUCTION IN ORDERS FROM ANY KEY CUSTOMERS WOULD SIGNIFICANTLY REDUCE OUR REVENUE AND WOULD SUBSTANTIALLY HARM OUR FUTURE RESULTS OF OPERATIONS.

     In fiscal 2000, 2001 and 2002, approximately 77%, 70% and 78% of our total revenue, respectively, was derived from six customers. In fiscal 2001, Hewlett-Packard and StorageTek represented 26% and 23% of our total revenue, respectively. In fiscal 2002, Hewlett-Packard (including sales to Company and to the combined company) and StorageTek represented 51% and 24% of our total revenue, respectively. In May 2002, the merger between Hewlett-Packard and Compaq was consummated which significantly increased our customer concentration. In fiscal 2002, sales to Hewlett-Packard and Compaq prior to the merger and to the combined company following the merger represented approximately 51% of our total revenue. If we experience any adverse effect of the acquisition of Compaq by Hewlett-Packard, including the risks due to the increase in customer concentration, any change in product focus or strategy which adversely affects anticipated revenue or margins or our overall relationship with the newly combined company our results of operations and future prospects will suffer. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

     Our products are intended to complement other SAN products to improve the performance of computer networks by addressing the I/O bottlenecks that have emerged between the storage systems and the servers within a computing system. We have devoted and expect to continue to devote significant resources to developing products based on emerging technologies and standards that reduce I/O bottlenecks, such as iSCSI. A number of large companies in the computer hardware and software industries are actively involved in the development of new technologies and standards that we expect to incorporate in our new products. Should any of these companies delay or abandon their efforts to develop commercially available products based on these new technologies and standards, our research and development efforts with respect to such technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if our products based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in less revenue for these products than we currently anticipate.

UNCERTAINTIES INVOLVING SALES AND DEMAND FORECASTS FOR OUR PRODUCTS COULD NEGATIVELY AFFECT OUR BUSINESS.

     We have limited ability to forecast the demand for our products. In preparing sales and demand forecasts, we rely largely on input from our distribution partners. If our distribution partners are unable to accurately forecast demand, or we fail to effectively communicate with our distribution partners about end-user demand or other time sensitive information, sales and demand forecasts may not reflect the most accurate, up-to-date information. Because we make business decisions based on our sales and demand forecasts, if these forecasts are inaccurate, our business and financial results could be negatively impacted. Furthermore, we may not be able to identify these forecast differences until late in our fiscal quarter. Consequently, we may not be able to make adjustments to our business model without negatively impacting our business and results of operations.

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

     We rely on a limited number of contract manufacturers, primarily Solectron, to assemble the printed circuit board for our current shipping programs, including our 4x50, 6000, 8000 and 10000. We generally place orders for products with Solectron approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. Solectron has not provided assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

WE HAVE ENGAGED IN RESTRUCTURING EFFORTS IN 2002 WHICH HAVE REDUCED OUR SALES AND MARKETING ORGANIZATION FROM 37 EMPLOYEES TO 13 EMPLOYEES, A REDUCTION OF 65%. THIS REDUCTION IN OUR SALES AND MARKETING FORCE MAY DECREASE OUR ABILITY TO AGGRESSIVELY TARGET NEW MARKETS.

     In May 2002, we had a reduction in force which impacted our sales and marketing organization significantly. While we feel that our sales and marketing organization is sufficient to support our current products and customer base, the current size of our sales and marketing organization may prohibit us from actively pursuing new markets or opportunities.

OUR PLANS TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS TO MARKET REQUIRE COORDINATION ACROSS OUR SUPPLIERS AND MANUFACTURERS, WHICH EXPOSES US TO RISKS OF DELAY OR POOR EXECUTION FROM A VARIETY OF SOURCES.

     We have recently introduced new products and product enhancements, which requires that we coordinate our efforts with those of our component suppliers and our contract manufacturers to rapidly achieve volume production. In addition, we are in the process of transitioning the manufacture of our embedded router products to Hewlett-Packard. If we should fail to effectively manage our relationships with our component suppliers, our contract manufacturers and other manufacturers of our products or if any of our suppliers or our manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new component supplier or contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change suppliers, we may lose revenue and damage our customer relationships.

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

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ADIC through their acquisition of Pathlight in 2001, ATTO and Chaparral Network Storage. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We expect to face competition in the future from OEMs, including our customers and potential customers, LAN router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of fibre channel hubs or switches could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially, if one of our OEMs begins to manufacture our higher end storage routers. While we do not currently face significant competition for our ServerAttach products, we anticipate we will see increased competition as this market develops.


WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS.

     Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition and a larger installed base of customers than Crossroads. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

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

WE EXPECT UNIT PRICES OF OUR PRODUCTS TO DECREASE OVER TIME, AND IF WE CANNOT INCREASE OUR SALES VOLUMES, OUR REVENUE WILL DECLINE.

     As storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp of embedded routers being shipped with tape libraries. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. As our mix shifts from box routers to embedded routers, we will see a reduction in average price per unit and revenue will decline if volume does not increase. Additionally, many of our current agreements with our OEM customers include provisions that require reductions in the sales price for our products over time. We believe that this practice is common within our industry. To date, our agreements with OEM customers, including our largest customers, provide for quarterly reductions in pricing on a product-by-product basis, with the actual discount determined according to the volume potential expected from the customer, the OEM's customer base, the credibility the OEM may bring to our solution, additional technology the OEM may help us incorporate with our product, and other Crossroads products the OEM supports. Notwithstanding, the decreases in our average selling prices of our older products generally have been partially offset by higher average selling prices for our newer products, as well as sales to distributors, VARs and system integrators where price decreases are not generally required. Nonetheless, we could experience declines in our average unit selling prices for our products in the future, especially if our newer products do not receive broad market acceptance. In addition, declines in our average selling prices may be more pronounced should we encounter significant pricing pressures from increased competition within the storage router market.

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

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of the services of any of our key employees or key management, particularly after we eliminated several management positions and reallocated those responsibilities among the remaining management in connection with our recent restructuring, would harm our business. Additionally, our inability to attract or retain qualified personnel in the future or any delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

     As we have discussed elsewhere in this Annual Report, we have engaged in lengthy and costly litigation regarding our '972 patent. While we have prevailed to date in these cases, Chaparral has appealed the judgment against it and there can be no assurance we will prevail in this appeal. Moreover, we cannot assure you that we would prevail in any future effort to enforce our rights in the '972 patent.

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

     Our executive officers and directors, and their affiliates, beneficially own approximately 27% of the total voting power of our company. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our ongoing open market stock repurchase program has also increased the control our affiliates have over us. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

     On August 21, 2002, our Board of Directors approved, adopted and entered into a Stockholder Rights Plan. The plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire us, nor were we aware of any such efforts at the time of adoption.

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

OUR STOCK PRICE MAY BE VOLATILE.

     The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during fiscal 2002, the market price of our common stock as quoted on the NASDAQ National Market System has fluctuated between $0.38 and $6.75. Although our stock price is currently over $1.00, our stock price was recently below $1.00 for an extended period, which caused us additional challenges, such as the risk of being delisted from the Nasdaq National Market. In the event the price of our common stock were to fall below $1.00 per share for an extended period, we would again face the challenge of being delisted from the Nasdaq National Market. The market price of our common stock may be significantly affected by the following factors:

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

ITEM 2. PROPERTIES.

     Our corporate headquarters facility consists of approximately 63,548 square feet in Austin, Texas. We lease our headquarters facility pursuant to a lease agreement that expires in April 2006. The lease represents a commitment of $1.9 million per year through April 2006. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $500,000, which is secured by a $3.0 million line of credit.

     On August 1, 2002, we abandoned 18,180 square feet of our headquarters facility pursuant to the execution of our business restructuring plan. The site consolidation resulted in a $2.1 million facility lease loss charge, of which $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the end of the lease term on April 15, 2006.

     Our final assembly and test facility of approximately 11,250 square feet is also located in Austin, Texas. The lease on this facility expires in June 2004.

     As of October 31, 2002, we also operate satellite sales offices in Annapolis, Boston, Denver, Los Angeles and San Jose.

ITEM 3.

LEGAL PROCEEDINGS.

     Intellectual Property Litigation

     On March 31, 2000, we filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of our patents (5,941,972, hereinafter the "972 patent") with some of their products. In September 2001, the jury found that the '972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of the Crossroads '972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, we were awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Chaparral has appealed the judgment against it, contending that the '972 patent is invalid and not infringed. We intend to vigorously defend the appeal.

     On April 14, 2000, we filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of our patents with their SAN Data Gateway Router. Pathlight was subsequently acquired by ADIC on May 11, 2001. In June 2001, ADIC paid the Company $15.0 million in connection with the settlement of this lawsuit, this payment was recognized as contra operating expense in the statement of operations for the year ended October 31, 2001. In connection with the settlement of the lawsuit, we granted ADIC a non-exclusive license under the '972 patent.

     On May 19, 2000, Chaparral filed a counter-suit against us alleging tortious interference with prospective business relations. We moved to have this matter dismissed, which the judge ordered, with prejudice, in April 2001.

     Securities Class Action Litigation

     We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001. On November 22, 2002, the court granted our motion for summary judgment, concluding that the plaintiffs failed to demonstrate an essential element to their claim of securities fraud. We anticipate that the plaintiffs will appeal this judgment to the Fifth Circuit Court of Appeals. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. We deny the allegations in the complaint and will continue to defend ourselves vigorously. The class action lawsuit is still at an early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

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

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been quoted on the Nasdaq National Market under the symbol "CRDS" since our initial public offering on October 20, 1999. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated:


                                                           HIGH           LOW
                                                           ----           ---
    FISCAL YEAR ENDED OCTOBER 31, 2001
         First Quarter ................................. $11.438        $3.844
         Second Quarter ................................  10.750         3.406
         Third Quarter .................................   9.720         2.640
         Fourth Quarter ................................   3.470         1.870

    FISCAL YEAR ENDED OCTOBER 31, 2002
         First Quarter..................................   6.750         2.700
         Second Quarter.................................   6.070         2.850
         Third Quarter..................................   3.190         0.780
         Fourth Quarter.................................   0.850         0.380

     As of January 27, 2003, there were 24,859,408 shares of our common stock outstanding held by 294 stockholders of record.

     We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Annual Report and other financial information appearing elsewhere in this Annual Report. The consolidated statement of operations and balance sheet data set forth below for each of the years in the three year period ended October 31, 2000, 2001 and 2002 are derived from, and qualified by reference to, our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated statement of operations and balance sheet data for the year ended October 31, 1998 and 1999 are derived from audited consolidated financial statements not included herein.


                                                                           FOR THE YEARS ENDED OCTOBER 31,
                                                       --------------------------------------------------------------------------
                                                         1998            1999             2000           2001            2002
                                                       ----------      ----------      ----------      ----------      ----------
                                                                                     (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
    Product revenue ..............................     $    2,930      $   18,859      $   32,486      $   35,896      $   33,429
    Other revenue ................................            279              65             562           1,434             559
                                                       ----------      ----------      ----------      ----------      ----------
        Total revenue ............................          3,209          18,924          33,048          37,330          33,988
Cost of revenue(1) ...............................          1,913          11,079          19,104          22,013          22,661
                                                       ----------      ----------      ----------      ----------      ----------
Gross profit .....................................          1,296           7,845          13,944          15,317          11,327
                                                       ----------      ----------      ----------      ----------      ----------
Operating expenses(1):
    Sales and marketing ..........................          2,491           4,781          16,007          15,202           6,126
    Research and development .....................          2,342           5,551          13,143          18,118          16,520
    General and administrative ...................          1,899           3,017          31,242          16,043           9,158
    Amortization of intangibles ..................             --              --           8,808           9,680             278
    Impairment of intangibles and other
    assets .......................................             --              --              --          25,007           2,047
    Business restructuring expenses ..............             --              --              --              --           3,666
    Litigation settlement ........................             --              --              --         (15,000)             --
                                                       ----------      ----------      ----------      ----------      ----------
        Total operating expenses .................          6,732          13,349          69,200          69,050          37,795
                                                       ----------      ----------      ----------      ----------      ----------
Loss from operations .............................         (5,436)         (5,504)        (55,256)        (53,733)        (26,468)
Other income (expense), net ......................             82             319           4,228           2,776             979
                                                       ----------      ----------      ----------      ----------      ----------
Net loss before cumulative effect of
    accounting change ............................         (5,354)         (5,185)        (51,028)        (50,957)        (25,489)
Cumulative effect of accounting change ...........             --              --              --            (130)             --
                                                       ----------      ----------      ----------      ----------      ----------
Net loss .........................................     $   (5,354)     $   (5,185)     $  (51,028)     $  (51,087)     $  (25,489)
                                                       ----------      ----------      ----------      ----------      ----------
Accretion on redeemable convertible
    preferred stock ..............................           (196)           (247)             --              --              --
                                                       ----------      ----------      ----------      ----------      ----------
Net loss attributable to common stock ............     $   (5,550)     $   (5,432)     $  (51,028)     $  (51,087)     $  (25,489)
                                                       ==========      ==========      ==========      ==========      ==========
Basic and diluted net loss per share .............     $    (0.90)     $    (0.74)     $    (1.93)     $    (1.86)     $    (0.95)
                                                       ----------      ----------      ----------      ----------      ----------
Shares used in computing basic
    and diluted net loss per share ...............          6,146           7,378          26,467          27,414          26,878
                                                       ----------      ----------      ----------      ----------      ----------

(1) Stock-based compensation for the periods
    indicated was allocated as follows:
    Cost of revenue ..............................     $        2      $      133      $      288      $      123      $       84
    Sales and marketing ..........................             30             372           4,373             215             481
    Research and development .....................              6             280             528             440             369
    General and administrative ...................              3             420          22,501           6,283           3,640
                                                       ----------      ----------      ----------      ----------      ----------
        Total stock-based compensation ...........     $       41      $    1,205      $   27,690      $    7,061      $    4,574
                                                       ----------      ----------      ----------      ----------      ----------




                                                                           FOR THE YEARS ENDED OCTOBER 31,
                                                       -----------------------------------------------------------------------
                                                         1998            1999           2000            2001          2002
                                                       ----------      ----------     ----------     ----------     ----------
CONSOLIDATED BALANCE SHEET DATA: .................                                   (IN THOUSANDS)
Cash, cash equivalents and short-term
   investments ...................................     $    3,934      $   80,820     $   60,038     $   53,686     $   34,311
Working capital ..................................          4,461          83,165         62,287         51,271         34,855
Total assets .....................................          7,187          91,730        118,048         75,403         50,459
Long-term debt, net of current portion ...........            591           1,325             --             --             --
Redeemable convertible preferred stock ...........         13,438              --             --             --             --
Total stockholders' equity (deficit) .............         (8,347)         84,885        108,752         64,246         41,559

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the selected consolidated financial data in Item 6 of this Annual Report and our consolidated financial statements and notes thereto in Item 15 of this Annual Report.

     This Item 7 contains "forward looking" statements. Please see the "Cautionary Statement" and "Factors That May Affect Future Results" under Item 1 for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

     We are a leading provider of enterprise data routing solutions for open system storage area networks (SANs), based on our market share of storage routers shipped. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in SANs our storage routers:

     o   decrease congestion in the transfer of data within a network;

     o   reduce the time required to back up and restore data;

     o   improve utilization of storage resources; and

     o   preserve and enhance existing server and storage system investments.

     Our mission is to be the company customers trust to link business with information, regardless of technology or location. Our objective is to maintain our position as the leading provider of storage routing solutions as storage, server, and network technologies and markets continue to grow and evolve. The key elements of our strategy are:

     o   to solve customer storage issues;

     o   to grow our current market position and expand into adjacent markets;
         and

     o to increase our market leadership by continual investment in intellectual property.

     To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their SANs. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution.

     A significant portion of our revenue is concentrated among a relatively small number of OEM customers, and the merger of Hewlett-Packard and Compaq in May 2002 has resulted in substantial additional concentration. For the three years ended October 31, 2000, 2001 and 2002, two customers (StorageTek and Compaq), two customers (StorageTek and Hewlett-Packard) and two customers (StorageTek and Hewlett-Packard including Compaq), each contributed greater than 10% of our total revenue for combined totals of 54%, 49% and 75% of our total revenue, respectively. For the years ended October 31, 2000, 2001 and 2002, our distribution channel, consisting of our distributors, VARs and Systems Integrators, accounted for 10%, 11% and 13% of our total revenues, respectively. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, particularly Hewlett-Packard (including Compaq), would seriously harm our financial condition and results of operations. Fluctuations in revenue have resulted from, among other things, product and customer transitions, OEM qualification and testing and reduced IT spending rates. We expect that a significant portion of our future revenue will continue to come from sales of products to a relatively small number of customers.

     On a product basis, sales have shifted to our fourth and fifth generation of products, the 6000, 8000 and 10000, and to our embedded line of products. Sales of our older family of products, the 4100, 4200 and 4x50 lines, accounted for approximately 90%, 70% and 41% of our product revenue during the years ended October 31, 2000, 2001 and 2002, respectively. This decrease was partially offset by increased sales of our fourth and fifth generation products, which accounted for approximately 24% of our product revenue during the year ended October 31, 2002.

We anticipate that sales of our older products will continue to decrease as we successfully transition our customers to our newer product platforms. Additionally, as storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp up of, embedded routers being shipped with tape libraries. Sales of our embedded products accounted for approximately 2%, 15% and 27% of our product revenue during the years ended October 31, 2000, 2001 and 2002, respectively.

RECENT EVENTS

     In January 2002, we expanded our product line with the launch of our fifth generation product line -- the Crossroads 10000 Multi-Protocol Storage Router for enterprise environments. The 10000 is a fully redundant, modular storage router that performs protocol and storage management functions between storage devices and the network. It provides multi-protocol connectivity and management of SCSI and fibre channel storage devices into fibre channel, with the capability for future iSCSI application in storage networks. We have seen recent price strength in the 10000 line because of its software capabilities and we have also been able to realize manufacturing savings. We anticipate that both of these factors should drive higher gross margins.

     In May 2002, we launched the industry's first low-cost two-gigabit fibre channel storage router, the Crossroads 6000, which is targeted at the small to mid-sized market. The 6000 provides customers an alternative to purchasing newer equipment by enabling them to continue to leverage existing equipment, such as SCSI tape libraries. During 2002, we successfully transitioned our major OEM customers, including StorageTek and Hewlett-Packard (including Compaq) to the 10000 and 6000 product platforms.

     In May 2002, our board of directors approved, and we completed, a restructuring plan to reduce our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and consolidate operations. In connection with the restructuring, Brian R. Smith, our founder and chairman, returned as chief executive officer and president, replacing Larry Sanders. Robert C. Sims, formerly vice president of engineering and operations, was named chief operating officer and also assumed management of sales and marketing. In fiscal 2002, we recorded $3.7 million in business restructuring expenses and a $1.2 million impairment of assets charge. We have completed our restructuring plan and are not currently planning any further restructuring efforts; however, there can be no assurance future restructuring efforts will not be necessary.

     In November 2002, we amended our existing licensing agreement with Hewlett-Packard. We believe this agreement will allow us to leverage the strengths of both companies. Under the agreement, Hewlett-Packard will manufacture the hardware and license the software from us for its current line of embedded solutions. Together, we should be able to drive efficiencies for both companies while delivering cost-effective storage solutions to end-users. We anticipate that the transition of the manufacturing of our embedded routers will increase our gross margins due to HP's ability to manufacture the hardware with greater economies of scale. We are currently working under the new agreement and plans are to transition the manufacturing of our embedded solutions by the beginning of our fiscal second quarter 2003.

     In December 2002, Crossroads launched the Crossroads ServerAttach SA40, the first appliance to connect SCSI servers to networked storage. With ServerAttach, Crossroads leveraged its existing tape attach technology but in a reversed application to allow attachment of servers into fibre channel architectures or SANs. Our ServerAttach products are a natural extension of our core technology to a broader market and potential customer base while requiring only a modest incremental investment. We believe this is an underserved market that offers great value to our customers and higher gross margins for the company.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, net of the aforementioned allocation of stock-based compensation for all periods presented--See Item 15. Financial Statements--Note 7 to Notes to Consolidated Financial Statements.



                                                           FISCAL YEAR ENDED OCTOBER 31,
                                                           ----------------------------
                                                         2000           2001            2002
                                                       --------       --------       --------
Revenue:
  Product revenue ................................         98.3%          96.2%          98.4%
  Other revenue ..................................          1.7            3.8            1.6
                                                       --------       --------       --------
          Total revenue ..........................        100.0          100.0          100.0
Cost of revenue ..................................         56.9           58.6           66.4
                                                       --------       --------       --------
Gross margin .....................................         43.1           41.4           33.6
                                                       --------       --------       --------
Operating expenses:
  Sales and marketing ............................         35.2           40.1           16.6
  Research and development .......................         38.2           47.4           47.5
  General and administrative .....................         26.4           26.1           16.2
  Amortization of intangibles ....................         26.7           25.9            0.8
  Impairment of intangibles and other assets .....           --           67.0            6.1
  Business restructuring expense .................           --             --           10.8
  Litigation settlement ..........................           --          (40.2)            --
                                                       --------       --------       --------
          Total operating expenses ...............        126.5          166.3           98.0
                                                       --------       --------       --------
Loss from operations .............................        (83.4)        (124.9)         (64.4)
Other income (expense) ...........................         12.8            7.4            2.9
                                                       --------       --------       --------
Net loss .........................................        (70.6)%       (117.5)%        (61.5)%
                                                       ========       ========       ========


COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2000, 2001, AND 2002

     Revenue. Our total revenue increased 13.0% from $33.0 million in fiscal 2000 to $37.3 million in fiscal 2001, and decreased 9.0% to $34.0 million in fiscal 2002.

     The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any one significant customer, could seriously harm our financial condition and results of operations. We expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future. During fiscal 2002, this concentration was evidenced by volume from our top three customers representing 74.6% of our total revenue, all of which individually accounted for 10.0% or more of our revenue. In addition, Hewlett-Packard and Compaq, two of our three largest OEM customers, have merged which could result in a disruption in our sales to these two customers.

     In recent quarters, unfavorable economic conditions and reduced information technology, or IT, spending rates in the United States, Europe, and Asia have lead to a decline in our growth rates compared to historical trends. We are unable to predict when IT spending rates will return to historical levels, if at all.

     Our post-sales obligations are generally limited to product warranties with a duration of 12 to 39 months following the sale of our products. Warranty costs, sales returns, and other allowances are accrued based on experience when the related product revenue is recognized. Service revenue is recognized over the service period.

     Product revenue. Product revenue increased 10.5% from $32.5 million in fiscal 2000 to $35.9 million in fiscal 2001, and decreased 6.9% to $33.4 million in fiscal 2002. The decrease in product revenue resulted from decreased sales of our storage router product family due to customers postponing purchases of our older products in anticipation of, the release of our newer product families. In addition, various product and customer transitions, overall unfavorable economic conditions and reduced IT spending rates worldwide have also contributed to a decrease in product revenue. As a percentage of total revenue, product revenue decreased from 98.3% in fiscal 2000 to 96.2% in fiscal 2001, and increased to 98.4% in fiscal 2002.

     With respect to sales of our products to OEMs, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, collectibility is probable and risk of loss has passed to the OEM. Revenue from sales to distributors, VARs and system integrators is recognized upon reported sell-through. To the extent that we sell products to distributors, VARs and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. At October 31, 2002, our deferred revenue totaled approximately $727,000.

     Other revenue. Other revenue includes sales of maintenance contracts, consulting fees and fees received from the licensing of other intellectual property. Other revenue increased 150% from $562,000 in fiscal 2000 to $1.4 million in fiscal 2001, and decreased 61.0% to $559,000 in fiscal 2002. The increase in fiscal 2001 and subsequent decrease in fiscal 2002 was primarily due to the non-recurring licensing revenue from the technology acquired from Polaris of $775,000.

     Cost of revenue and gross margin. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of $288,000, $123,000 and $84,000 during fiscal 2000, 2001 and
2002, respectively, increased 16.3% from $18.8 million in fiscal 2000 to $21.9 million in fiscal 2001, and increased 3.1% to $ 22.6 million in fiscal 2002. These increases were primarily due to increases in unit sales volume and a corresponding increase in manufacturing costs. Gross profit, net of stock-based compensation, increased 8.5% from $14.2 million in fiscal 2000 to $15.4 million in fiscal 2001, and decreased 26.1% to $11.4 million in fiscal 2002. The decrease in fiscal 2002 was primarily due to decreased product revenue and lower margin product mix. Gross margin decreased from 43.1% in fiscal 2000 to 41.4% in fiscal 2001, and decreased to 33.6% in fiscal 2002. This decrease in gross margin was primarily due to a lower margin product mix resulting from the increase in sales of our lower margin embedded routers during fiscal 2002. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. The decrease was also due to lower margin OEM product sales.

     In November 2002, we amended our existing licensing agreement with Hewlett-Packard. Pursuant to this amendment, beginning in February 2003, we will outsource the manufacturing of our embedded routers to Hewlett-Packard. We believe this agreement will allow us to leverage the strengths of both companies. We will use Hewlett-Packard's economies of scale in manufacturing and systems integration expertise and combine that with our software, value-added applications and intellectual property. Under the agreement, Hewlett-Packard will manufacture the hardware and license the software from us for its current line of embedded solutions. Together, we should be able to drive efficiencies for both companies while delivering cost-effective storage solutions to end-users. We anticipate that the transition of the manufacturing of our embedded routers will increase our gross margins due to Hewlett-Packard's ability to manufacture the hardware with greater economies of scale.

     We will continue to manufacture our box-based 4x50, 6000 and 10000 products for Hewlett-Packard, as well as for our other OEMs for whom we will also continue to manufacture our Crossroads branded solutions. We have seen recent price strength in the 10000 line because of its software capabilities and we have also realized manufacturing savings. Both of these factors should drive higher gross margins. We are currently working under the new agreement and plan to transition the manufacturing of our embedded solutions by the beginning of our fiscal second quarter 2003.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses, net of stock-based compensation of approximately $4.4 million, $215,000 and $481,000 during fiscal 2000, 2001 and 2002, respectively, increased 28.8% from $11.6 million in fiscal 2000 to $15.0 million in fiscal 2001, and decreased 62.3% to $5.6 million in fiscal 2002. The decrease in sales and marketing expenses in fiscal 2002 was primarily due to our restructuring efforts which resulted in approximately $5.2 million of decreased compensation expense. Sales and marketing personnel totaled 56, 37 and 13 at October 31, 2000, 2001 and 2002, respectively. This reduction in force also resulted in decreased travel and entertainment expenses of approximately $1.1 million, decreased corporate allocations of approximately $715,000, decreased professional fees of approximately $442,000, decreased prototype expenses of approximately $253,000, decreased tradeshow expenses of approximately $180,000 and decreased depreciation of approximately $127,000. As a percentage of total revenue, sales and marketing expenses, net of stock-based compensation, increased from 35.2% in fiscal 2000 to 40.1% in fiscal 2001 and decreased to 16.6% in fiscal 2002. We anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue, due to our ongoing sales and marketing efforts intended to broaden awareness of the benefits of our existing and recently introduced products.

     Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses, net of stock based compensation of approximately $528,000, $440,000 and $369,000 during fiscal 2000, 2001 and 2002, respectively, increased 40.1% from $12.6 million in fiscal 2000 to $17.7 million in fiscal 2001, and decreased 8.6% to $16.2 million in fiscal 2002. This decrease in research and development expenses during fiscal 2002 was primarily due to our restructuring efforts which resulted in approximately $705,000 of decreased compensation expense and decreased prototyping costs of approximately $591,000. Research and development personnel totaled 89, 93 and 66 at October 31, 2000, 2001 and 2002, respectively. As a percentage of total revenue, research and development expenses, net of stock-based compensation, increased from 38.2% in fiscal 2000 to 47.4% in fiscal 2001, and increased to 47.5% in fiscal 2002. We anticipate that research and development expenses may fluctuate as a percentage of total revenue, due to our ongoing research and development in developing our technologies and expanding our product offerings.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses, net of stock-based compensation of approximately $22.5 million, $6.3 million and $3.6 million during fiscal 2000, 2001 and 2002, respectively, increased 11.7% from $8.7 million in fiscal 2000 to $9.8 million in fiscal 2001, and decreased 43.5% to $5.5 million in fiscal 2002. The decrease in general and administrative expenses during fiscal 2002 was primarily due to our restructuring efforts which resulted in approximately $2.3 million of decreased compensation expense and approximately $1.7 million of decreased professional fees, primarily related to increased litigation expenses in fiscal 2001. General and administrative personnel totaled 41, 37 and 17 at October 31, 2000, 2001 and 2002, respectively. Legal costs associated with patent infringement and class action shareholder lawsuits totaled approximately $939,000, $2.6 million and $254,000 during fiscal 2000, 2001 and 2002, respectively. As a percentage of total revenue, general and administrative expenses decreased from 26.4% in fiscal 2000 to 26.1% in fiscal 2001, and decreased to 16.2% in fiscal 2002. We anticipate that general and administrative expenses will increase due to increased D&O insurance costs and increased costs associated with compliance with the additional reporting and other obligations imposed by the Sarbanes-Oxley Act of 2002 and related legislation and regulatory changes.

     Litigation settlement. During fiscal 2001, we received approximately $15.0 million from ADIC in connection with the settlement of our patent infringement lawsuit filed against Pathlight Technology, Inc., which was acquired by ADIC in May 2001. In connection with the settlement of the lawsuit, we granted ADIC a non-exclusive license under the related patent.

     Stock based compensation. In connection with the grant of stock options to our employees and directors, we recorded deferred compensation aggregating approximately $22.6 million since fiscal 1998. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $22.3 million has been amortized as of October 31, 2002.

     Stock-based compensation for the periods indicated was allocated as follows (in thousands):


                                                       YEAR ENDED OCTOBER 31,
                                                 ----------------------------------
                                                   2000         2001         2002
                                                 --------     --------     --------
    Cost of revenue ........................     $    288     $    123     $     84
    Sales and marketing ....................        4,373          215          481
    Research and development ...............          528          440          369
    General and administrative .............       22,501        6,283        3,640
                                                 --------     --------     --------
      Total stock-based compensation .......     $ 27,690     $  7,061     $  4,574
                                                 ========     ========     ========

     We expect to amortize the remaining amounts of deferred stock-based compensation as of October 31, 2002 in the periods indicated (in thousands):


                                                            YEAR ENDED OCTOBER 31,
                                                      ----------------------------------
                                                        2003         2004         TOTAL
                                                      --------     --------     --------
    Cost of revenue .............................     $     21     $     --           21
    Sales and marketing .........................           59            2           61
    Research and development ....................           92            2           94
    General and administrative ..................          129            6          135
                                                      --------     --------     --------
       Total stock-based compensation ...........     $    301     $     10     $    311
                                                      ========     ========     ========

     Business restructuring expenses and asset impairment charges. In May 2002, our board of directors approved, and we completed, a restructuring plan to reduce our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and consolidate operations. In connection with the restructuring, Brian R. Smith, our founder and chairman, returned as chief executive officer and president, replacing Larry Sanders. Robert C. Sims, formerly vice president of engineering and operations, was named chief operating officer and also assumed management of sales and marketing.

     In fiscal 2002, we recorded $3.7 million in business restructuring expenses and a $1.2 million impairment of assets charge. Components of business restructuring expenses, asset impairments and the remaining restructuring accruals as of October 31, 2002 are as follows (in thousands):


                                                                                                    EMPLOYEE
                                                                                                   SEPARATION
                                                            FACILITY LEASE          ASSET           AND OTHER
                                                             ABANDONMENT         IMPAIRMENTS          COSTS               TOTAL
                                                            --------------       -----------       -----------          ---------
    Effect of restructuring plan and impact to
    accrued liabilities ..............................         $   2,114          $   1,208          $   1,552          $   4,874
    Cash activity ....................................              (157)                --             (1,051)            (1,208)
    Non-cash activity ................................                --             (1,208)              (175)            (1,383)
                                                               ---------          ---------          ---------          ---------
    Balance as of October 31, 2002 ...................         $   1,957                $--          $     326          $   2,283
                                                               =========          =========          =========          =========

     As of October 31, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $2.3 million and relate primarily to facility lease abandonment losses. Excluding facility lease abandonment losses, we estimate that these costs will be substantially incurred within one year of the restructuring. We have substantially implemented our restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that we will not undertake future restructuring efforts.

     Consolidation of excess facilities. Facility lease abandonment losses relate to lease commitments for excess office space we have vacated as a result of the restructuring plan. We recorded $2.1 million in restructuring expenses in relation to a site consolidation during fiscal 2002. Total lease commitments include the remaining lease liabilities, leasehold improvements required to sub-lease the vacated space and brokerage commissions. The estimated costs of vacating these leased facilities, including estimated costs to sublease, were based on market information and trend analysis as estimated by management. However, we expect that actual results may differ from these estimates in the near term and such differences could be material to our financial statements. Of the $2.1 million charge recorded during fiscal 2002, approximately $1.9 million relates to the base rent and fixed operating expenses of the vacated space through the lease term which ends April 15, 2006.

     Asset impairments. Asset impairments recorded pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", relate to the impairment of computer equipment, software, furniture and fixtures and certain leasehold improvements. The majority of fixed assets were impaired as a direct result of our restructuring plan, reducing our workforce by 25%, and decision to vacate certain office space, resulting in an impairment of $836,000 during fiscal 2002. The remaining fixed assets considered impaired of $372,000 relate to IT infrastructure and unique test equipment that can no longer be utilized based on the current product roadmap and business environment.

     Employee separation and other costs. Employee separation and other costs, which include severance, related taxes, outplacement and other benefits payable to approximately 40 terminated employees, totaled $1.6 million during fiscal 2002. Employee groups impacted by the restructuring efforts include personnel in positions throughout the company, primarily in the sales, marketing and general administrative functions. The Company completed its restructuring plan and is not currently planning any further restructuring efforts; however, there can be no assurance future restructuring efforts will not be necessary.

     Impairment of other assets. In fiscal 2000, we purchased shares of Series A preferred stock of Banderacom Corporation (formerly known as INH Semiconductor Corporation) for $99,999. In fiscal 2001, we purchased shares of Series B preferred stock of Banderacom Corporation for $192,000. Banderacom is a fabless semiconductor company focused on supplying InfiniBand semiconductor devices used to increase the bandwidth, scalability, and reliability, of computer, networking, storage, and server system products. We hold less than 20 percent of the voting equity of Banderacom, and neither have nor seek corporate governance or significant influence over its operating and financial policies. We monitor this investment for impairment on a quarterly basis and make appropriate reductions in the carrying value when such impairment is determined to be other-than-temporary. Due to the downturn in the private equity markets generally and the performance of Banderacom in particular, we recorded an impairment charge of the remaining carrying value of our investment in Banderacom of approximately $292,000 in the fourth quarter of fiscal 2002.

     Other income, net. Other income, net consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was approximately $4.2 million, $2.8 million and $979,000 during fiscal 2000, 2001 and 2002, respectively, representing 12.8%, 7.4% and 2.9% of total revenue respectively. The decrease in other income, net is due to decreasing cash balances and decreased interest income on short-term investments resulting from weakening macro economic conditions and, thus, lower yields on our investments.

NET OPERATING LOSSES

     Since our inception in mid 1995, we have incurred substantial costs to develop our technology and products, to market, sell and service these products, to recruit and train personnel and to build a corporate infrastructure. As a result, we have incurred significant operating losses in every fiscal quarter and annual period since mid 1995 and our accumulated deficit was $141.0 million at October 31, 2002. As of October 31, 2002, we had approximately $70.4 million of net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause a limitation on our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

     We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base as well as the overall growth in the storage router market. Accordingly, we intend to invest in research and development, sales, marketing, professional services and to a lesser extent our operational and financial systems, as necessary.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents selected financial statistics and information (dollars in thousands):


                                                             OCTOBER 31,      OCTOBER 31,
                                                             2001             2002
                                                             -----------      -----------
    Cash and cash equivalents                                $  43,686        $  14,723
    Short-term investments                                   $  10,000        $  19,588
    Working capital                                          $  51,271        $  34,855
    Current ratio                                                5.6:1            4.9:1
    Days of sales outstanding - for the quarter ended               40               64

     Our principal sources of liquidity at October 31, 2002 consisted of $14.7 million in cash and cash equivalents and $19.6 million in short-term investments.

     In January 2002, we extended our existing line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures on February 1, 2003 at which time we intend to extend the term. As of October 31, 2002, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

     In February 2002, we extended a $500,000 letter of credit in connection with the lease requirements of our headquarters.

     During fiscal 2002, cash utilized for operating activities was $15.7 million, compared to $33,000 in fiscal 2001 and $9.7 million in fiscal 2000. The increase in net cash utilized primarily reflects proceeds from a $15.0 million litigation settlement in fiscal 2001, which significantly reduced cash utilized in operating activities for fiscal 2001.

In addition, there were increases in accounts receivable and decreases in accounts payable and accrued liabilities in fiscal 2002.

     During fiscal 2002, cash utilized by investing activities was $11.4 million, compared to $1.9 million in cash provided for investing activities in fiscal 2001 and $7.4 million utilized in fiscal 2000. The increase in net cash utilized in fiscal 2002 reflected the purchase of held-to-maturity investments, net of maturities, of $9.6 million: Capital expenditures were $10.7 million, $5.6 million and $1.9 million in fiscal 2000, 2001 and 2002, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support new product offerings.

     During fiscal 2002, cash utilized for financing activities was $1.9 million, compared to $611,000 in fiscal 2001 and $1.7 million in fiscal 2000. The increase in cash utilized in fiscal 2002 reflected an increase in the repurchase and retirement of common stock through our stock repurchase program. In fiscal 2001 and 2002, we repurchased and retired common stock in the amount of $1.4 million and $2.3 million of our common stock, respectively. In addition, we received less common stock proceeds in fiscal 2002. Proceeds from issuance of common stock in fiscal 2001 and 2002 were $825,000 and $444,000, respectively. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million, product sales and, to a lesser extent, bank debt (equipment loan).

     We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Additionally, we may enter into additional acquisitions or strategic arrangements in the future that also could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

STOCK REPURCHASE PROGRAM

     In September 2001, our board of directors authorized the repurchase of up to $5.0 million of our common stock in the open market pursuant to which we repurchased 661,300 shares of our common stock for an aggregate purchase of $2.1 from May 2002 million during the six-month period from September 2001 to April 2002. In May 2002, the board of directors authorized the extension of our stock repurchase program by approving a program to repurchase up to an additional $5.0 million worth of our common stock in the open market pursuant to which we repurchased 1,714,465 shares of our common stock for an aggregate purchase of $1.7 million from May 2002 through October 31, 2002. In October 2002, the board of directors authorized the further extension of our stock repurchase program through 2003. As of October 31, 2002, we had repurchased an aggregate of 2,375,765 shares of our common stock for an aggregate purchase price of $3.8 million. Under the repurchase program, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with the SEC's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by our management from time to time or may be suspended at any time without prior notice, depending on market conditions and other factors they deem relevant. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

STOCKHOLDER RIGHTS PLAN

     On August 21, 2002, our board of directors approved, adopted and entered into a Stockholder Rights Plan ("The Plan". The Plan is similar to plans adopted by many other companies and was not adopted in response to any attempt to acquire us, nor were we aware of any such efforts at the time of adoption.

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

     Under the Plan, we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on September 3, 2002. Each right initially entitles stockholders to purchase one unit of a share of our preferred stock at $12 per share. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of our common stock while the Plan remains in place, then, unless the rights are redeemed by us for $0.01 per right, all rights holders except the acquirer will be entitled to acquire our common stock at a significant discount. The rights are intended to enable all stockholders to realize the long-term value of their investment in the company. The rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire us to negotiate with the board prior to attempting a takeover. The rights will expire on September 3, 2012.


      Management by Objective Bonus Program

      On          , our board of directors approved ....
         ---------

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, warranty obligations, restructuring, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

     o   Revenue recognition

     o   Warranty obligations

     o   Excess and obsolete inventories

     o   Allowance for doubtful accounts

     o   Facility lease abandonment losses

     Revenue recognition. With respect to sales of our products to OEMs, we recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, collectibility is probable and risk of loss has passed to the OEM. Product sales to distributors, VARs and system integrators who do not have return rights are recognized upon reported sell-through to end-users. To the extent that we sell products to distributors, VARs and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. Deferred revenue as of October 31, 2002 was approximately $727,000. As described above, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

     Allowance for doubtful accounts. We continuously assess the collectibility of outstanding customer invoices and in doing such, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as:

     o   historical collection experience;

     o   a customer's current credit-worthiness;

     o   customer concentrations;

     o   age of the receivable balance, both individually and in the aggregate;
         and

     o general economic conditions that may affect a customer's ability to pay.

     Actual customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Facility lease abandonment losses. We vacated excess leased facilities as a result of the restructuring plan we initiated during fiscal 2002. We recorded an accrual of $2.1 million for the remaining lease liabilities of such vacated properties, leasehold improvements required to sublease the vacated space, as well as brokerage commissions. We estimated costs of vacating these leased facilities, including estimated costs to sublease, based on market information and trend analysis. It is reasonably possible that actual results will differ from these estimates in the near term, and such differences could be material to our financial statements. Of the $2.1 million charge recorded during fiscal 2002, approximately $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the lease term which ends April 15, 2006.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     We lease office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. Rental expense under these agreements was approximately $1.6 million, $2.3 million and $2.2 million for the years ended October 31, 2000, 2001 and 2002, respectively. In April 2000, we relocated our headquarters in accordance with an agreement to lease approximately 63,548 square feet of general office, laboratory, and administrative space in Austin, Texas. The term of the lease agreement is six years, from April 1, 2000 through April 15, 2006, and represents a lease commitment of $1.9 million per year through the lease term. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $500,000, which is secured by a $3.0 million line of credit.

     The following summarizes our contractual cash obligations as of October 31, 2002 (in thousands):


                                                                              PAYMENTS DUE BY PERIOD
                                                 ------------------------------------------------------------------------------
                                                                FISCAL      FISCAL        FISCAL       FISCAL
                                                   TOTAL         2003        2004          2005         2006            BEYOND
                                                 --------     --------     --------      --------     --------         --------
    Operating leases ...................         $  7,107     $  2,114     $  2,131      $  1,908     $    954         $     --
                                                 ========     ========     ========      ========     ========         ========
        (Total contractual cash obligations)

     The following summarizes our other manufacturing commitments as of October 31, 2002 (in thousands):


                                                                    AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                 ------------------------------------------------------------------------------
                                                                FISCAL      FISCAL        FISCAL       FISCAL
                                                   TOTAL         2003        2004          2005         2006            BEYOND
                                                 --------     --------     --------      --------     --------         --------
Manufacturing commitments...............         $    50      $     50     $    ---      $    ---     $   ---          $     --
                                                 =======      ========     ========      ========     =======          ========
     (Total manufacturing commitments)

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

     In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4,44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002, the adoption of which is not expected to have a material impact on our financial position or results of operations.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on our financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS.

     All of our investments are entered into for other than trading purposes. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

     We invest our cash in a variety of financial instruments, including bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

     Interest income on our investments is carried in "Other income, net." We account for our investment instruments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). All of the cash equivalents and short-term investments are treated as held to maturity under SFAS No. 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of 90 days, we intend to liquidate such securities within one year. The weighted-average interest on investment securities at October 31, 2002 was 2.35%. The fair value of securities held at October 31, 2002 was approximately $21.6 million, of this, $19.6 million was classified as short-term investments. We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in Part IV, Item 15
(a)(1) and (2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III



ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this section is incorporated by reference from the information in the section entitled "Election of Directors" in the Proxy Statement. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference herein. The information required by this Item with respect to the Company's executive officers is contained in Item 1 of Part I of this Annual Report under the heading "Executive Officers of the Registrant."

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

ITEM 14. CONTROLS AND PROCEDURES.

     We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 17, 2003 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to January 17, 2003.

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   The following documents are filed as part of this Form 10-K:

            1. Consolidated Financial Statements. The following consolidated financial statements of Crossroads Systems, Inc. are filed as a part of this Form 10-K on the pages indicated:


                                                                                                                        PAGE
                                                                                                                        ----
               Report of Independent Accountants........................................................................F-1
               Consolidated Balance Sheets as of October 31, 2001 and 2002..............................................F-2
               Consolidated Statements of Operations for each of the three years in the period ended October 31, 2002..........................................................................F-3
               Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended October 31, 2002.......................................................F-4
               Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2002..........................................................................F-5
               Notes to Consolidated Financial Statements...............................................................F-6


            2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of Crossroads Systems, Inc. is filed as a part of this Form 10-K on the pages indicated:



                                                                                                                       PAGE
                                                                                                                       ----
               Report of Independent Accountants.......................................................................S-1
               Schedule II - Valuation and Qualifying Accounts.........................................................S-2


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

       10.2* Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement and incorporated herein by reference)

       10.3* Fourth Amended and Restated Investors Rights Agreement dated August 6, 1999 by and among Registrant and certain purchasers of Registrant's preferred stock (filed as Exhibit 10.4 to the IPO Registration Statement and incorporated herein by reference)

       10.4*+ OEM Agreement dated April 23, 1998 by and between Registrant and Storage Technology Corporation (filed as
                      Exhibit 10.5 to the IPO Registration Statement and incorporated herein by reference)

       10.5* Form of Stock Pledge Agreement by and between Registrant and Reagan Y. Sakai (filed as Exhibit 10.12 to the IPO Registration Statement and incorporated herein by reference)

      EXHIBIT
      NUMBER          DESCRIPTION

       10.6* Form of Note Secured by Stock Pledge Agreement issued to Registrant by Reagan Y. Sakai (filed as Exhibit 10.13 to the IPO Registration Statement and incorporated herein by reference)

       10.7 Loan Modification Agreement dated December 31, 2000 by and between Registrant and Silicon Valley Bank

       10.8* Office Building Lease dated October 8, 1999 by and between Registrant and Maplewood Associates, L.P. (filed as
                      Exhibit 10.15 to the IPO Registration Statement and incorporated herein by reference)

       10.9* CP4200 License Agreement dated April 15, 1998 by and between Registrant and Hewlett-Packard Company (filed as
                      Exhibit 10.16 to the IPO Registration Statement and incorporated herein by reference)

       10.10* Crossroads Systems, Inc. Amended and Restated 1999 Stock Incentive Plan (filed as Exhibit 99. (d)(2) to the Registrant's Schedule TO/I (SEC File No. 5-57603) and incorporated herein by reference)

       10.11* Rights Agreement, dated as of August 21, 2002, by and between Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (field as
                      Exhibit 4 to the Registrant's Current Report on Form 8-K dated August 21, 2002 and incorporated herein by reference)

       10.12 Employment Agreement, dated as of January 6, 2003 by and between Registrant and Andrea Wenholz

       10.13 Fiscal Year 2002 Stock Bonus Incentive Program Letter Agreement, dated as of November 13, 2001, from Registrant to Rob Sims

       10.14 Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement, dated November 4, 2002 from Registrant to Rob Sims

       10.15 Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement, dated November 20, 2002 from Registrant to Brian R. Smith

       10.16 Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement, dated January 6, 2003, from Registrant to Andrea Wenholz

       21.1           Subsidiaries of the Registrant

       23.1           Consent of PricewaterhouseCoopers LLP

       24.1 Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K

       99.1 Certification to the Securities and Exchange Commission, as required by Section 906 of the Sarbanes-Oxley Act of 2002

       * Incorporated herein by reference to the indicated filing

       + Confidential treatment previously granted

         (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

             During the three months ended October 31, 2002, we filed the following Current Reports on Form 8-K:

         o We filed a Form 8-K dated August 21, 2002 (Item 5) announcing that our board of directors adopted a stockholder rights plan in which preferred share purchase rights will be distributed as a dividend at a rate of one right for each share of common stock outstanding as of the date of business on September 3, 2002.

         o We filed a Form 8-K dated August 30, 2002 (Item 5) announcing that we had received a notice from NASDAQ that for 30 consecutive trading days the bid price of our common stock closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ National Market.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CROSSROADS SYSTEMS, INC.

                                           By:  /s/ Brian R. Smith
                                              ---------------------------------
                                              Brian R. Smith,
                                              President, Chief Executive Officer
                                              and Chairman of the Board


                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Brian R. Smith and Andrea Wenholz, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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



NAME                                    TITLE                                                   DATE
----                                    -----                                                   ----

        /s/ BRIAN R. SMITH              President, Chief Executive Officer and                  January 29, 2003
--------------------------------        Chairman of the Board (principal
Brian R. Smith                          executive officer)

        /s/ ANDREA WENHOLZ              Vice President, Chief Financial Officer,                January 29, 2003
--------------------------------        Secretary and Treasurer
Andrea Wenholz                          (principal financial and accounting officer)

        /s/ RICHARD D. EYESTONE         Director                                                January 29, 2003
--------------------------------
Richard D. Eyestone

        /s/ DAVID L. RIEGEL             Director                                                January 29, 2003
--------------------------------
David L. Riegel

        /s/ WILLIAM P. WOOD             Director                                                January 29, 2003
--------------------------------
William P. Wood

        /s/ PAUL S. ZITO                Director                                                January 29, 2003
--------------------------------
Paul S. Zito

CERTIFICATIONS

I, Brian R. Smith, certify that:

     1. I have reviewed this annual report on Form 10-K of Crossroads Systems, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 28, 2003

/s/ Brian R. Smith
---------------------
Brian R. Smith
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

                                 CERTIFICATIONS


I, Andrea Wenholz, certify that:

     1. I have reviewed this annual report on Form 10-K of Crossroads Systems, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 28, 2003

/s/  Andrea Wenholz
-----------------------
Andrea Wenholz
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Crossroads Systems, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Crossroads Systems, Inc. and Subsidiaries at October 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PRICEWATERHOUSECOOPERS LLP

Austin, Texas
November 26, 2002

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   ASSETS

                                                                                      OCTOBER 31,
                                                                              ------------    ------------
                                                                                  2001            2002
                                                                              ------------    ------------

Current assets:
  Cash and cash equivalents ...............................................   $     43,686    $     14,723
  Short-term investments ..................................................         10,000          19,588
                                                                              ------------    ------------
       Total cash, cash equivalents and short-term investments ............         53,686          34,311
  Accounts receivable, net of allowance for doubtful
     accounts of $388 and $277, respectively ..............................          3,768           5,721
  Inventories, net ........................................................          3,080           2,767
  Prepaids and other current assets .......................................          1,894             956
                                                                              ------------    ------------
       Total current assets ...............................................         62,428          43,755
Note receivable from related party, net ...................................            244              63
Property and equipment, net ...............................................         11,021           6,106
Intangibles, net ..........................................................            997             173
Other assets ..............................................................            713             362
                                                                              ------------    ------------
       Total assets .......................................................   $     75,403    $     50,459
                                                                              ============    ============


                          LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                                           STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................   $      7,070    $      4,165
  Accrued expenses ........................................................          2,744           3,393
  Accrued warranty costs ..................................................            597             615
  Deferred revenue ........................................................            746             727
                                                                              ------------    ------------
       Total current liabilities ..........................................         11,157           8,900

Commitments and contingencies


Redeemable convertible preferred stock, $.001 par value, 25,000,000
       shares authorized, none designated, and none issued and outstanding              --              --
Stockholders' equity:
Common stock, $.001 par value, 175,000,000 shares authorized,
       27,542,664 and 25,870,508 shares issued, respectively ..............             28              26
Additional paid-in capital ................................................        184,042         183,253
Deferred stock-based compensation .........................................         (3,914)           (311)
Notes receivable from stockholder .........................................           (118)           (126)
Accumulated deficit .......................................................       (115,535)       (141,024)
Treasury stock at cost (467,794 and 469,237 shares, respectively) .........           (257)           (259)
                                                                              ------------    ------------
       Total stockholders' equity .........................................         64,246          41,559
                                                                              ------------    ------------
       Total liabilities, redeemable convertible preferred
          stock and stockholders' equity ..................................   $     75,403    $     50,459
                                                                              ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                    YEAR ENDED OCTOBER 31,
                                                                             2000            2001             2002
                                                                         ------------    ------------    ------------

Revenue:
   Product revenue ...................................................   $     32,486    $     35,896    $     33,429
   Other revenue .....................................................            562           1,434             559

                                                                         ------------    ------------    ------------
               Total revenue .........................................         33,048          37,330          33,988
Cost of revenue (including stock-based compensation expense
      of $288, $123 and $84, respectively) ...........................         19,104          22,013          22,661
                                                                         ------------    ------------    ------------
Gross profit .........................................................         13,944          15,317          11,327
                                                                         ------------    ------------    ------------
Operating expenses:
   Sales and marketing (including stock-based compensation
     expense of $4,373, $215 and $481, respectively) .................         16,007          15,202           6,126
   Research and development (including stock-based
     compensation expense of $528, $440 and $369, respectively) ......         13,143          18,118          16,520
   General and administrative (including stock-based
     compensation expense of $22,501, $6,283 and $3,640,
     respectively) ...................................................         31,242          16,043           9,158
   Amortization of intangibles .......................................          8,808           9,680             278
   Impairment of intangibles and other assets ........................             --          25,007           2,047
   Business restructuring expenses ...................................             --              --           3,666
   Litigation settlement .............................................             --         (15,000)             --
                                                                         ------------    ------------    ------------
               Total operating expenses ..............................         69,200          69,050          37,795
                                                                         ------------    ------------    ------------
Loss from operations .................................................        (55,256)        (53,733)        (26,468)
Other income (expense):
   Interest income ...................................................          4,347           2,763             979
   Interest expense ..................................................            (37)             --              --
   Other income (expense) ............................................            (82)             13              --
                                                                         ------------    ------------    ------------
       Other income, net .............................................          4,228           2,776             979
                                                                         ------------    ------------    ------------
Net loss before cumulative effect of accounting change ...............        (51,028)        (50,957)        (25,489)
Cumulative effect of accounting change ...............................             --            (130)             --
                                                                         ------------    ------------    ------------
Net loss .............................................................   $    (51,028)   $    (51,087)   $    (25,489)
                                                                         ============    ============    ============
Basic and diluted net loss per share:
   Before cumulative effect of accounting change .....................   $      (1.93)   $      (1.85)   $      (0.95)
   Cumulative effect of accounting change ............................             --           (0.01)             --
                                                                         ------------    ------------    ------------
       Basic and diluted net loss per share ..........................   $      (1.93)   $      (1.86)   $      (0.95)
                                                                         ============    ============    ============
Pro forma amounts assuming accounting change is applied retroactively:
   Net loss ..........................................................   $    (51,085)   $         --    $         --
   Net loss per share, basic and diluted .............................   $      (1.93)   $         --    $         --
                                                                         ------------    ------------    ------------
Shares used in computing basic and diluted net loss per share ........     26,466,601      27,414,078      26,878,387
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

                   CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                                     NOTES
                                                       COMMON STOCK              ADDITIONAL        DEFERRED        RECEIVABLE
                                              ------------------------------      PAID-IN         STOCK-BASED         FROM
                                                 SHARES           AMOUNT          CAPITAL        COMPENSATION     STOCKHOLDERS
                                              -------------    -------------    -------------    -------------    -------------

Balance at October 31, 1999 ...............      26,549,919               27          102,461           (3,718)            (463)
  Issuance of common stock
     upon exercise of stock
     options ..............................         662,791                1               95               --               --
  Issuance of common stock for
     purchase acquisitions ................         428,625               --           46,373               --               --
  Issuance of common stock
     for employee stock
     purchase plan ........................          49,338               --              755               --               --
  Purchase of treasury
     stock (383,461 shares) ...............              --               --               --               --               --
  Stock-based compensation ................              --               --           33,706           (6,016)              --
  Payments on notes
     receivable from stockholders .........              --               --               --               --              235
  Accrued interest on
     notes receivable from stockholders ...              --               --               --               --              (21)
  Net loss ................................              --               --               --               --               --
                                              -------------    -------------    -------------    -------------    -------------
Balance at October 31, 2000 ...............      27,690,673               28          183,390           (9,734)            (249)
  Issuance of common stock
     upon exercise of stock
     options ..............................         174,440               --              160               --               --
  Issuance of common stock
     for employee stock
     purchase plan ........................         149,851               --              665               --               --
  Purchase of treasury
     stock (61,833 shares) ................              --               --               --               --               --
  Stock-based compensation ................              --               --            1,241            5,820               --
  Payments on notes
     receivable from stockholders .........              --               --               --               --              140
  Accrued interest on  notes receivable
     from stockholders ....................              --               --               --               --               (9)
  Retirement of shares
     purchased under stock
     buy-back program .....................        (472,300)              --           (1,414)              --               --
  Net loss .................................              --               --               --               --               --
                                              -------------    -------------    -------------    -------------    -------------
Balance at October 31, 2001 ...............      27,542,664    $          28    $     184,042    $      (3,914)   $        (118)
  Issuance of common stock
     upon exercise of stock
     options ..............................          94,522               --              102               --               --
  Issuance of common stock
     for employee stock
     purchase plan ........................         136,787               --              342               --               --
  Retirement of shares
     purchased under stock
     buy-back program .....................      (1,903,465)              (2)          (2,338)              --               --
  Purchase of treasury
     stock (1,443 shares) .................              --               --               --               --               --
  Stock-based compensation .................             --               --            1,105            3,603               --
  Accrued interest on notes
     receivable from
     stockholders .........................              --               --               --               --               (8)
  Net loss ................................              --               --               --               --               --
                                              -------------    -------------    -------------    -------------    -------------
Balance at October 31, 2002 ...............      25,870,508    $          26    $     183,253    $        (311)   $        (126)
                                              =============    =============    =============    =============    =============



                                                                                     TOTAL
                                                ACCUMULATED        TREASURY      STOCKHOLDERS'
                                                  DEFICIT           STOCK           EQUITY
                                               -------------    -------------    -------------

Balance at October 31, 1999 ...............          (13,420)              (2)          84,885
  Issuance of common stock
     upon exercise of stock
     options ..............................               --               --               96
  Issuance of common stock for
     purchase acquisitions ................               --               --           46,373
  Issuance of common stock
     for employee stock
     purchase plan ........................               --               --              755
  Purchase of treasury
     stock (383,461 shares) ...............               --             (233)            (233)
  Stock-based compensation ................               --               --           27,690
  Payments on notes
     receivable from stockholders .........               --               --              235
  Accrued interest on
     notes receivable from stockholders ...               --               --              (21)
  Net loss ................................          (51,028)              --          (51,028)
                                               -------------    -------------    -------------
Balance at October 31, 2000 ...............          (64,448)            (235)         108,752
  Issuance of common stock
     upon exercise of stock
     options ..............................               --               --              160
  Issuance of common stock
     for employee stock
     purchase plan ........................               --               --              665
  Purchase of treasury
     stock (61,833 shares) ................               --              (22)             (22)
  Stock-based compensation ................               --               --            7,061
  Payments on notes
     receivable from stockholders .........               --               --              140
  Accrued interest on  notes receivable
     from stockholders ....................               --               --               (9)
  Retirement of shares
     purchased under stock
     buy-back program .....................               --               --           (1,414)
  Net loss ................................          (51,087)              --          (51,087)
                                               -------------    -------------    -------------
Balance at October 31, 2001 ...............    $    (115,535)   $        (257)   $      64,246
  Issuance of common stock
     upon exercise of stock
     options ..............................               --               --              102
  Issuance of common stock
     for employee stock
     purchase plan ........................               --               --              342
  Retirement of shares
     purchased under stock
     buy-back program .....................               --               --           (2,340)
  Purchase of treasury
     stock (1,443 shares) .................               --               (2)              (2)
  Stock-based compensation ................               --               --            4,708
  Accrued interest on notes
     receivable from
     stockholders .........................               --               --               (8)
  Net loss ................................          (25,489)              --          (25,489)
                                               -------------    -------------    -------------
Balance at October 31, 2002 ...............    $    (141,024)   $        (259)   $      41,559
                                               =============    =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                      YEAR ENDED OCTOBER 31,
                                                                       --------------------------------------------------
                                                                            2000             2001            2002
                                                                       --------------    --------------    --------------

Cash flows from operating activities:
  Net loss .........................................................   $      (51,028)   $      (51,087)   $      (25,489)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation ..................................................            2,942             4,640             5,559
     Amortization of intangibles ...................................            8,808             9,680               278
     Impairment of intangibles and other assets ....................               --            25,007             2,047
     Stock-based compensation ......................................           27,690             7,061             4,574
     Loss on disposal of property and equipment ....................               --                24                --
     Provision for doubtful accounts receivable ....................              136               157              (111)
     Provision for excess and obsolete inventory ...................            1,758              (309)             (791)
     Business restructuring expenses ...............................               --                --             2,283
     Changes in assets and liabilities:
       Accounts receivable .........................................           (1,664)            1,665            (1,842)
       Inventories .................................................           (2,006)            1,147             1,104
       Prepaids and other assets ...................................             (978)              143               938
       Accounts payable ............................................            1,505             2,218            (2,905)
       Accrued expenses ............................................            2,047              (189)           (1,379)
       Accrued warranty costs ......................................              105               183                18
       Deferred revenue and other ..................................              994              (373)               26
                                                                       --------------    --------------    --------------
          Net cash used in operating activities ....................           (9,691)              (33)          (15,690)
                                                                       --------------    --------------    --------------
Cash flows from investing activities:
  Purchase of property and equipment ...............................          (10,653)           (5,623)           (1,866)
  Cash acquired, net of payments for business acquisitions .........            1,013                --                --
  Proceeds from sale of property and equipment .....................               --                --                14
  Purchase of held-to-maturity investments .........................          (17,591)          (11,967)          (52,537)
  Maturities of held-to-maturity investments .......................           19,500            19,558            42,950
  Payment of note receivable from related party ....................              226               140                64
  Other assets .....................................................               60              (225)               --
                                                                       --------------    --------------    --------------
          Net cash provided by (used in) investing activities ......           (7,445)            1,883           (11,375)
                                                                       --------------    --------------    --------------
Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................              851               825               444
  Costs associated with initial public offering ....................              (40)               --                --
  Repurchase and retirement of common stock ........................               --            (1,414)           (2,340)
  Purchase of treasury stock .......................................             (233)              (22)               (2)
  Repayment of long-term indebtedness ..............................           (2,356)               --                --
  Other ............................................................               41                --                --
                                                                       --------------    --------------    --------------
          Net cash provided by (used in) financing activities ......           (1,737)             (611)           (1,898)
                                                                       --------------    --------------    --------------
Net increase (decrease) in cash and cash equivalents ...............          (18,873)            1,239           (28,963)
Cash and cash equivalents, beginning of period .....................           61,320            42,447            43,686
                                                                       --------------    --------------    --------------
Cash and cash equivalents, end of period ...........................   $       42,447    $       43,686    $       14,723
                                                                       ==============    ==============    ==============
Supplemental disclosure of non-cash investing and
  financing activities:
  The Company purchased all of the assets of Polaris
  Communications, Inc. during fiscal year 2000.  Assets acquired and liabilities assumed were as follows:
     Fair value of assets acquired .................................   $       46,751    $           --    $           --
     Liabilities assumed ...........................................             (171)               --                --
  Stock issued in connection with the acquisition ..................          (44,483)               --                --
  Options issued in connection with the acquisition ................           (1,890)               --                --
                                                                       --------------    --------------    --------------
  Cash payments for acquisition of Polaris .........................   $          207    $           --    $           --
                                                                       ==============    ==============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION:

      The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. ("Crossroads" or the "Company") and its wholly-owned subsidiaries. Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is a leading global provider of connectivity for storage networking solutions. Crossroads sells its products and services primarily to leading storage system and server original equipment manufacturers, distributors, VARs, system integrators and storage service providers. The Company is organized and operates as one business segment.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Crossroads completed the acquisition of Polaris Communications, Inc. ("Polaris") during the second quarter of fiscal 2000. This acquisition was accounted for under the purchase method of accounting. All intercompany transactions and balances have been eliminated in consolidation.

               Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are used for, but not limited to, the useful lives of property and equipment, allowances for doubtful accounts and product returns, inventory and warranty reserves, impairment charges, facilities lease losses and other charges, accrued liabilities and other reserves and contingencies. Actual results could differ from those estimates and such differences may be material to the financial statements.

               Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand, cash on deposit and all highly liquid investments with original maturities at the date of purchase less than three months . Cash equivalents consist primarily of cash deposited in money market accounts and high-grade commercial paper. Cash equivalents totaled $43.7 million and $14.7 million at October 31, 2001 and 2002, respectively. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $500,000, which is secured by a $3.0 million line of credit. While the Company's cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed insured limits. The Company has not experienced any losses in such accounts.

               Short-Term Investments

      Short-term investments consist primarily of U.S. government agency debt, municipal debt instruments, corporate obligations and certificates of deposit with original maturities at the date of purchase greater than three months and less than twelve months. All short-term investments have been classified as held to maturity and are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. As of October 31, 2001 and 2002, the fair value and amortized cost of short-term investments were approximately $10.0 million and $19.6 million, respectively.

               Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      Inventories consist of the following (in thousands):



                                                                   YEAR ENDED OCTOBER 31,
                                                                 ----------------------------
                                                                     2001            2002
                                                                 ------------    ------------

Raw materials ................................................   $      3,692    $      2,089
Finished goods ...............................................          1,168           1,667
                                                                 ------------    ------------
                                                                        4,860           3,756
        Less: Allowance for excess and obsolete inventory ....         (1,780)           (989)
                                                                 ------------    ------------
                                                                 $      3,080    $      2,767
                                                                 ============    ============


               Investments

      The Company accounted for its investment in Banderacom Corporation (formerly INH Semiconductor Corporation) ("Banderacom") using the cost method because the Company's investment represents less than a 20% ownership interest and the Company is not able to exert significant influence over Banderacom. However, in fiscal 2002, the Company wrote off its investment in Banderacom, which was included in other non-current assets. The Company's investment in Banderacom was approximately $292,000 and $0 at October 31, 2001 and 2002, respectively.

               Concentrations

      Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments and accounts receivable. The Company invests only in high credit quality short-term debt instruments and limits the amount of credit exposure to any one entity.

      The Company's sales are primarily concentrated in the United States and are primarily derived from sales to original equipment manufacturers in the computer storage and server industry. Revenue is concentrated with several major customers. The loss of a major customer, a change of suppliers or significant technological change in the industry could affect operating results adversely. The Company had trade accounts receivable from four customers, which comprised approximately 36% and 58% of total trade accounts receivable at October 31, 2001 and 2002, respectively. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses and product sales returns. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

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

      Additionally, the Company relies on a limited number of contract manufacturers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements could materially impact future operating results.

      The percentage of sales to significant customers was as follows:



                                                         YEAR ENDED OCTOBER 31,
                                         -----------------------------------------------------
                                               2000              2001               2002
                                         ---------------    ---------------    ---------------

Compaq* ..............................                33%                 2%                 6%
StorageTek ...........................                21%                23%                24%
ADIC .................................                 7%                 8%                 0%
Hewlett Packard* .....................                 6%                26%                16%
Hewlett Packard (including Compaq)* ..                 0%                 0%                29%

      In May 2002, Hewlett-Packard completed its acquisition of Company. These percentages reflect sales to Hewlett-Packard and Company prior to the merger and sales to the combined company after the merger.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The level of sales to any customer may vary from quarter to quarter. However, we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company's financial condition or results of operations. During April 2001, Advanced Digital Information Corporation ("ADIC") transitioned out of the Company's router products when it acquired Pathlight Technology, Inc. ("Pathlight"). Sales to ADIC were approximately $2.3 million, $3.0 million and $13,000 during the year ended October 31, 2000, 2001 and 2002, respectively.

               Fair Value of Financial Instruments

      The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to their short maturities.

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

      The Company assesses long-lived assets other than goodwill for impairment under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Impairment of goodwill is assessed under SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 121 requires long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When performing this review, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment charge is recognized. Impairment charges related to long-lived assets other than goodwill were approximately $0, $0 and $2.0 million for the years ended October 31, 2000, 2001 and 2002, respectively.


      Property and equipment consist of the following (in thousands):



                                                                    OCTOBER 31,
                                                          ------------------------------
                                                              2001             2002
                                                          -------------    -------------
Equipment .............................................   $      17,509    $      16,534
Furniture and fixtures ................................           1,878            1,367
Leasehold improvements ................................             906              707
                                                          -------------    -------------
                                                                 20,293           18,608
Less: accumulated depreciation and amortization .......          (9,272)         (12,502)
                                                          -------------    -------------
                                                          $      11,021    $       6,106
                                                          =============    =============


             Goodwill and Purchased Intangible Assets

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.142 addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets are amortized over their useful economic life and tested for impairment in accordance with SFAS No.121.

      The Company adopted SFAS No.142 effective November 1, 2002. During the fiscal years ended October 31, 2000 and 2001, the Company had goodwill amortization of approximately $8.4 million and $9.2 million, respectively. There was no goodwill amortization expense for the year ended October 31, 2002.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      During fiscal 2001, in response to uncertain macroeconomic conditions and the resulting decline in demand and product revenue, management reassessed the Company's product strategy, initiated a market sizing exercise on its core business and examined the expense structure in an attempt to realign its business plan to achieve profitability. The strategic review triggered a reduction in force and an impairment evaluation of the intangible assets related to the Polaris acquisition under SFAS No. 121. Based on a valuation prepared by an independent third-party appraisal company, the Company recorded a write-down of these intangible assets totaling $25.0 million, including all remaining unamortized goodwill.

      During fiscal 2002, a further write-down of the remaining balance of unamortized intangible assets relating to the Polaris acquisition was made in the amount of $0.5 million, based on an evaluation of future undiscounted cash flows under SFAS No. 121. Accumulated amortization of intangible assets was $___ and $____ at October 31, 2001 and 2002, respectively.

      The following table reflects the effect of SFAS No. 142 on net loss and net loss per share as if SFAS No. 142 had been in effect for all periods presented (in thousands except per share amounts):

                                                  YEAR ENDED OCTOBER 31,
                                             ------------------------------
                                               2000       2001       2002
                                             --------   --------   --------
Net loss:
   Reported net loss                         $(51,028)  $(51,087)  $(25,489)
   Add back goodwill amortization               8,428      9,195         --
                                             --------   --------   --------
   Adjusted net loss                         $(42,600)  $(41,892)  $(25,489)
                                             ========   ========   ========

Basic and diluted net loss per share:
   Reported net loss per share               $  (1.93)  $  (1.86)  $   (.95)
   Add back goodwill amortization                 .32        .33         --
                                             --------   --------   --------
   Adjusted net loss per share               $  (1.61)  $  (1.53)  $   (.95)
                                             ========   ========   ========

               Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):


                                                               OCTOBER 31,
                                                          ---------------------
                                                             2001        2002
                                                          ---------   ---------
Facility lease abandonment - restructuring ............   $      --   $   1,957
Employee separation and other costs - restructuring ...          --         326
Vacation ..............................................         374         305
Marketing development funds ...........................         378         251
Payroll related .......................................       1,595         214
Property, state and franchise taxes ...................         115         144
Other .................................................         282         196
                                                          ---------   ---------
                                                          $   2,744   $   3,393
                                                          =========   =========

               Treasury Stock

      Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

               Revenue Recognition

      Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectibility is probable. Revenue from product sales to customers that do not have rights of return, including product sales to original equipment manufacturers and certain distributors, VARs and system integrators, are recognized upon shipment. Sales and cost of sales related to customers that have

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


rights of return are deferred and subsequently recognized upon sell-through to end-users. The Company provides for the estimated cost to repair or replace products under warranty and technical support costs when the related product revenue is recognized. Deferred revenue as of October 31, 2001 and 2002 were approximately $746,000 and $727,000, respectively.

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

               Advertising Costs

    The Company expenses all advertising costs as incurred. Advertising costs for the years ended October 31, 2000, 2001 and 2002 were $287,000, $228,000 and $22,000, respectively.

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

               Income Taxes

      The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recorded no income tax expense or benefit during the years ended October 31, 2001, 2001 and 2002. The Company has provided a full valuation allowance because the realization of tax benefits associated with net operating loss carryforwards is not considered more likely than not.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because all such options are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss, per common share were 4,653,318, 4,980,563 and 6,149,369 for the years ended October 31, 2000,
2001 and 2002, respectively.

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

               Reportable Segments

      In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographical areas and major customers. The Company is organized and operates as one operating segment, with the objective of designing, developing, manufacturing, marketing and selling its storage router and ServerAttach product lines. Service revenue to date has not been significant. The Company operates principally in one geographic area, the United States. Major customers are discussed above.

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

      In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4,44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement", SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.

               Reclassifications

       Certain reclassifications have been made to prior year balances in order to conform to current year presentation.


3.      BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT:

       In May 2002, our board of directors approved and the company subsequently completed a restructuring plan to reduce its workforce by approximately 25 percent, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and to consolidate operations. In connection with the restructuring, Brian R. Smith, our founder and chairman, returned as chief executive officer and president, replacing Larry Sanders. Robert C. Sims, formerly vice president of engineering and operations, was named chief operating officer and also assumed management of sales and marketing.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       As a result of this restructuring plan, we recorded $3.7 million in business restructuring expenses and a $1.2 million impairment of assets charge. Components of business restructuring expenses, asset impairments and the remaining restructuring accruals as of October 31, 2002 are as follows (in thousands):



                                                                                                   EMPLOYEE
                                                                                                   SEPARATION
                                                          FACILITY LEASE         ASSET             AND OTHER
                                                            ABANDONMENT       IMPAIRMENTS            COSTS              TOTAL
                                                          ---------------    ---------------    ---------------    ---------------

Effect of restructuring plan and impact to accrued
liabilities ...........................................   $         2,114    $         1,208    $         1,552    $         4,874
Cash activity .........................................              (157)                --             (1,051)            (1,208)
Non-cash activity .....................................                --             (1,208)              (175)            (1,383)
                                                          ---------------    ---------------    ---------------    ---------------
Balance as of October 31, 2002 ........................   $         1,957    $            --    $           326    $         2,283
                                                          ===============    ===============    ===============    ===============


      As of October 31, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $2.3 million and relate primarily to facility lease abandonment losses. Excluding facility lease abandonment losses, we estimate that these costs will be substantially incurred within one year of the restructuring. We have substantially completed our restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance future restructuring efforts will not be necessary.

     Facility Lease Abandonment. Facility lease abandonment losses relate to lease obligations for excess office space we have vacated as a result of the restructuring plan. We recorded $2.1 million in business restructuring expenses in relation to a site consolidation during fiscal 2002. Total lease commitments include the remaining lease liabilities, leasehold improvements required to sub lease the vacated space and brokerage commissions. The estimated costs of vacating these leased facilities, including estimated costs to sublease, were based on market information and trend analysis as estimated by management. However, we expect actual results may differ from these estimates in the near term, and such differences could be material to our financial statements. Of the $2.1 million charge recorded during fiscal 2002, approximately $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the lease term which ends April 15, 2006.

      Asset Impairments. Asset impairments recorded pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", relate to the impairment of computer equipment, software, furniture and fixtures and certain leasehold improvements. The majority of fixed assets were impaired as a direct result of our restructuring plan, reducing our workforce by 25%, and decision to vacate certain office space, resulting in an impairment of approximately $836,000 during fiscal 2002. The remaining fixed assets considered impaired of approximately $372,000 relate to IT infrastructure and unique test equipment that can no longer be utilized based on the current product roadmap and business environment.

      Employee Separation and Other Costs. Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 40 terminated employees, totaled approximately $1.6 million during fiscal 2002. Employee groups impacted by the restructuring plan include personnel in positions throughout the company, primarily in the sales, marketing and general administrative functions. The Company completed its restructuring plan and is not currently planning any further restructuring efforts, however, there can be no assurance future restructuring efforts will not be necessary.

4.   LINE OF CREDIT AND DEBT:

      In January 2001, the Company extended its existing line of credit with its bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matures on February 1, 2003 at which time we intend to extend the term accordingly. The amount available for borrowings under the line of credit arrangement at any point in time is based upon eligible accounts receivable and inventory balances. Borrowings under the equipment line may be used to purchase general operating equipment.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Interest accrues and is payable monthly on outstanding balances under these lines at the bank's prime rate. There were no outstanding borrowings under the equipment line at October 31, 2001 and 2002. The amount available to borrow against our credit line was $3.0 million as of October 31, 2002.

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

5.   COMMITMENTS AND CONTINGENCIES:

               Leases

      The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. Rental expense under these agreements was approximately $1.6 million, $2.3 million and $2.2 million for the years ended October 31, 2000, 2001 and 2002, respectively. In April 2000, Crossroads relocated its headquarters in accordance with an agreement to lease approximately 63,548 square feet of general office, laboratory, and administrative space in Austin, Texas. The term of the lease agreement is six years, from April 1, 2000 through April 15, 2006, and represents a lease commitment of $1.9 million per year through the lease term.

      On August 1, 2002, the Company abandoned 18,180 square feet of our headquarter facility pursuant to the execution of our business restructuring plan. The site consolidation resulted in a $2.1 million facility lease loss charge, of which $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the end of the lease term on April 15, 2006.

      In conjunction with entering into the lease agreement, Crossroads signed an unconditional, irrevocable letter of credit with a bank for $500,000, which is secured by a $3.0 million line of credit.

      The minimum annual future rentals under the terms of these leases at October 31, 2002 are as follows (in thousands):



FISCAL YEAR
    2003.........................................................    $     2,114
    2004.........................................................          2,131
    2005.........................................................          1,908
    2006.........................................................            954
    Thereafter...................................................             --
                                                                     -----------
                                                                     $     7,107
                                                                     ===========

               Legal Proceedings

               Intellectual Property Litigation

        On March 31, 2000, the Company filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of its patents (5,941,972, hereinafter the "972 patent") with some of their products. In September 2001, the jury found that the '972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of the Crossroads '972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, the Company was awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Chaparral has appealed the judgment against it, contending that the '972 patent is invalid and not infringed. The Company intends to vigorously defend the appeal.

        On April 14, 2000, the Company filed a lawsuit against Pathlight Technology, Inc. alleging that Pathlight has infringed one of its patents with their SAN Data Gateway Router. Pathlight was subsequently acquired by ADIC on

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


May 11, 2001. In June 2001, ADIC paid the Company $15.0 million in connection with the settlement of this lawsuit, this payment was recognized as contra operating expense in the statement of operations for the year ended October 31, 2001. In connection with the settlement of the lawsuit, the Company granted ADIC a non-exclusive license under the '972 patent.

        On May 19, 2000, Chaparral filed a counter-suit against us alleging tortious interference with prospective business relations. The Company moved to have this matter dismissed, which the judge ordered, with prejudice, in April 2001.

               Securities Class Action Litigation

        The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. The Court consolidated the actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. The amended consolidated complaint was filed in February 2001. On November 22, 2002, the court granted our motion for summary judgment, concluding that the plaintiffs failed to demonstrate an essential element to their claim of securities fraud. The Company anticipates that the plaintiffs will appeal this judgment to the Fifth Circuit Court of Appeals. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaint and will continue to defend itself vigorously. The class action lawsuit is still at an early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

               Derivative State Action

      On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of its officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, the Company filed an answer and general denial to the derivative state action. The Company believes the allegations in the derivative state action are without merit and intends to defend itself vigorously. The derivative state action is still at an early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this action. The Company's inability to prevail in this action could have a material adverse effect on its future business, financial condition and results of operations.

               Other

      From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that, other than the matters described above, there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company's financial position, results of operations or cash flows.

      If the Company reduces or cancels production orders with its third party contract manufacturer, the Company may be required to reimburse its contract manufacturer for materials purchased on its behalf in the normal course of business.

6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK:

               Conversion

      All shares of the Company's redeemable convertible preferred stock were converted into common stock of the Company on October 19, 1999, the effective date of the Company's initial public offering, at the rate of 1.5 to 1.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               Authorized Shares

     The Company has the authority to issue 25,000,000 million shares of preferred stock, par value $.001 per share, subject to the designation of the board of directors. At October 31, 2001 and 2002, no shares of preferred stock were issued or outstanding.


7.             STOCKHOLDERS' EQUITY:

               Deferred Compensation

      In connection with the grant of certain stock options to our employees and directors, the Company recorded deferred compensation aggregating $22.6 million since fiscal 1998, representing the difference between the deemed fair value of the common stock underlying these options and their exercise price at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable individual options, generally four years. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. Of the total deferred compensation amount, approximately $22.3 million has been amortized or cancelled as of October 31, 2002.

      The Company allocates stock-based compensation to specific line items within the statement of operations based on the classification of the employees who received the benefit.

      Stock-based compensation for the periods indicated was allocated as follows (in thousands):



                                               YEAR ENDED OCTOBER 31,
                                         ------------------------------------
                                            2000         2001         2002
                                         ----------   ----------   ----------

Cost of revenue ......................   $      288   $      123   $       84
Sales and marketing ..................        4,373          215          481
Research and development .............          528          440          369
General and administrative ...........       22,501        6,283        3,640
                                         ----------   ----------   ----------
  Total stock-based compensation .....   $   27,690   $    7,061   $    4,574
                                         ==========   ==========   ==========

      We expect to amortize the remaining amounts of deferred stock-based compensation as of October 31, 2002 in the periods indicated (in thousands):



                                                    YEAR ENDED OCTOBER 31,
                                           ------------------------------------------
                                               2003          2004           TOTAL
                                           ------------   ------------   ------------

Cost of revenue ........................   $         21   $         --             21
Sales and marketing ....................             59              2             61
Research and development ...............             92              2             94
General and administrative .............            129              6            135
                                           ------------   ------------   ------------
   Total stock-based compensation ......   $        301   $         10   $        311
                                           ============   ============   ============



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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The 1999 Plan provides for a maximum number of common shares to be issued of 8,838,160. Accordingly, the Company has reserved a sufficient number of shares of common stock to permit exercise of options or issuance of common shares in accordance with the terms of the 1999 Plan. The share reserve under the 1999 Plan will automatically increase on the first trading day in January of each calendar year, beginning with calendar year 2001, by an amount equal to four percent (4%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares. Non-Statutory stock options may be granted to Company employees, members of the board, and consultants at the exercise price determined by the board of directors or by the Company's compensation committee. Options granted under the plan may have a term of no more than 10 years.

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

      The following table summarizes stock option activity under all of the Plans for all periods presented:



                                                                 YEAR ENDED OCTOBER 31,
                                 -------------------------------------------------------------------------------------------
                                             2000                          2001                           2002
                                 ----------------------------   ----------------------------   -----------------------------
                                                    WEIGHTED                      WEIGHTED                       WEIGHTED
                                                    AVERAGE                       AVERAGE                        AVERAGE
                                                    EXERCISE                      EXERCISE                       EXERCISE
                                    SHARES           PRICE         SHARES          PRICE          SHARES           PRICE
                                 ------------    ------------   ------------    ------------   ------------    -------------

Outstanding at beginning
   of period .................      1,470,336    $       6.73      3,432,571    $      36.27      4,396,063    $      11.16
Granted ......................      2,825,895           45.65      2,924,400            4.64      3,306,837            2.46
Exercised ....................       (438,990)           0.64       (117,039)           1.30        (94,547)           1.08
Forfeited ....................       (424,668)          33.21     (1,843,869)          48.20     (2,218,968)          12.03
                                 ------------                   ------------                   ------------
Outstanding at end of
   period ....................      3,432,571    $      36.27      4,396,063    $      11.16      5,389,385    $       5.64
                                 ============                   ============                   ============
Options exercisable at the
   End of the period .........        841,371    $       9.16      1,215,635    $      16.06      2,744,818    $       6.57
                                 ============                   ============                   ============



      At October 31, 2002 the Company had the right to repurchase 5,729 shares of outstanding common stock issued upon exercise of stock options with a weighted average exercise price of $1.08.

      The Company has elected to follow the provisions prescribed by APB Opinion No. 25 and its related interpretations, for financial reporting purposes, whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense (see Note 7, Stockholders' Equity
- Deferred Compensation).

      The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the 1999 Plan under the provisions of SFAS No. 123. Had compensation cost for the 1999 Plan been determined based upon the fair value at the grant date for employee awards under the 1999 Plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been increased or decreased, respectively, to the following pro forma amounts (in thousands):



                                                                        YEAR ENDED OCTOBER 31,
                                                               --------------------------------------------
                                                                   2000           2001             2002
                                                               ------------    ------------    ------------

Net loss -- as reported ....................................   $    (51,028)   $    (51,087)   $    (25,489)
Net loss -- pro forma ......................................   $    (43,242)   $    (49,630)   $    (33,141)
Basic and diluted net loss per share -- as reported ........   $      (1.93)   $      (1.86)   $      (0.95)
Basic and diluted net loss per share -- pro forma ..........   $      (1.63)   $      (1.81)   $      (1.23)
Pro forma compensation expense .............................   $    (19,904)   $     (5,604)   $    (12,226)
Cumulative pro forma compensation expense since inception ..   $    (21,400)   $    (27,004)   $    (39,230)

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                            YEAR ENDED OCTOBER 31,
                                                                                 ------------------------------------------------
                                                                                      2000            2001             2002
                                                                                 --------------   --------------   --------------

Weighted average grant-date fair value of options granted:
  Exercise price equal to market price of stock on
    the grant date:
               Aggregate value ...............................................   $       68,757   $        7,204   $        4,969
                                                                                 ==============   ==============   ==============
               Per share value ...............................................   $        33.48   $         3.39   $         1.84
                                                                                 ==============   ==============   ==============
  Exercise price less than the market price of stock on the grant date:
               Aggregate value ...............................................   $       60,571   $        2,719   $        1,797
                                                                                 ==============   ==============   ==============
               Per share value ...............................................   $        78.95   $         5.44   $         2.06
                                                                                 ==============   ==============   ==============
  Exercise price greater than the market price of stock on the grant date:
               Aggregate value ...............................................   $           --   $        1,538   $           --
                                                                                 ==============   ==============   ==============
               Per share value ...............................................   $           --   $         5.13   $           --
                                                                                 ==============   ==============   ==============



      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 2001 and 2002: no dividend yield; risk-free interest rate of 6.07%, 4.64% and 3.87%, respectively; expected volatility of 120%, 120% and 105%, respectively; expected lives of four years.

      The following table summarizes information with respect to stock options outstanding under all plans at October 31, 2002:


                                            OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                             ----------------------------------------------------------      -------------------------------------
                                NUMBER        WEIGHTED-AVERAGE         WEIGHTED-AVERAGE           NUMBER          WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES      OUTSTANDING     REMAINING YEARS           EXERCISE PRICE          EXERCISABLE        EXERCISE PRICE
------------------------     ------------     ----------------         ----------------      ------------------   ---------------

$    0.23 - $    0.23              19,688               5.3            $          0.23                   19,688   $          0.23
$    0.50 - $    0.71             247,095               9.5            $          0.65                  169,995   $          0.69
$    0.83 - $    1.00             132,529               7.6            $          0.90                   91,978   $          0.93
$    1.33 - $    1.55           1,579,447               9.5            $          1.55                  352,566   $          1.53
$    2.51 - $    3.54           1,357,677               6.3            $          2.65                  805,752   $          2.62
$    4.49 - $    6.49           1,547,898               5.8            $          5.03                  986,846   $          4.87
$    6.94 - $   10.00             212,838               7.7            $          8.72                  128,344   $          8.86
$   11.25 - $   13.81              12,730               7.8            $         13.30                    6,364   $         13.30
$   18.00 - $   25.25              37,090               6.9            $         18.59                   35,777   $         18.34
$   39.88 - $   39.88             152,926               7.5            $         39.88                   86,634   $         39.88
$   64.88 - $   84.50              70,557               6.5            $         71.48                   49,056   $         71.46
$  103.25 - $  142.75              18,910               7.4            $        128.61                   11,818   $        128.61
                             ------------     -------------            ---------------       ------------------   ---------------
$    0.00 - $  142.75           5,389,385               7.7            $          5.64                2,744,818   $          6.57
                             ============     =============            ===============       ==================   ===============

      Options granted to non-employees are recorded at fair value in accordance with SFAS No. 123. These options were issued pursuant to the 1996 Plan and 1999 Plan and are reflected in the disclosures above. The Company granted 5,000 options to non-employees for consulting services in fiscal 2000 at a weighted average exercise price of $6.94 and did not grant any options to non-employees for consulting services in fiscal 2001 and 2002.

      The 1999 Plan includes change in control provisions that may result in the accelerated vesting of outstanding option grants and stock issuances. The 1999 Plan will terminate no later than September 30, 2009.

OPEN - INSERT RESTRICTED SHARE LANGUAGE BASED ON MILESTONES

               Employee Stock Purchase Plan

      The Company's Employee Stock Purchase Plan (the "ESPP") became effective immediately upon the effective date of the Company's initial public offering. The ESPP is designed to allow eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The Company has reserved

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


450,000 shares of common stock for issuance under the ESPP. The reserve will automatically increase on the first trading day of January in each calendar year, beginning in calendar year 2001, by an amount equal to one percent (1%) of the total number of outstanding shares of common stock on the last trading day of December in the prior calendar year. In no event will any such annual increase exceed 250,000 shares.

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

      The ESPP will terminate no later than the last business day of November 2009. The board may at any time amend, suspend or discontinue the ESPP. However, certain amendments may require stockholder approval.

9.     INCOME TAXES:

      As of October 31, 2001 and 2002, the Company had federal net operating loss carryforwards of approximately $55.6 million and $70.4 million, respectively, and research and experimentation tax credit carryforwards of approximately $751,000 and $1.2 million, respectively. The Company's net operating loss carryforward is subject to a limitation on its utilization.

      Under the provisions of SFAS No. 109, "Accounting for Income Taxes," the components of the net deferred tax amounts recognized in the accompanying balance sheets are as follows (in thousands):


                                                                       OCTOBER 31,
                                                               ----------------------------
                                                                   2001            2002
                                                               ------------    ------------

Deferred tax assets:
  Net operating losses .....................................   $     20,033    $     26,752
  Inventory and other reserves .............................          6,540           8,362
  Basis of property and equipment ..........................            370             832
  Research and experimentation credit ......................            751           1,196
Net deferred tax assets before valuation allowance .........         27,694          37,142
Valuation allowance ........................................        (27,694)        (37,142)
                                                               ------------    ------------
Net deferred tax asset .....................................   $         --    $         --
                                                               ============    ============


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

      Following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory Federal income tax rates to pretax loss and the reported amount of income tax benefit:



                                                       YEAR ENDED OCTOBER 31,
                                           --------------------------------------------------
                                               2000              2001              2002
                                           --------------    --------------    --------------

Tax benefit at statutory rate of 34% ...   $       18,370    $       18,391    $        8,666
Research and experimentation credit ....               19               276               445
Non-deductible goodwill ................           (4,111)          (12,487)             (297)
Other ..................................              119             2,191               634
Net increase in valuation allowance ....          (14,397)           (8,371)           (9,448)
                                           --------------    --------------    --------------
                                           $           --    $           --    $           --
                                           ==============    ==============    ==============

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


10.    RELATED PARTY TRANSACTIONS:

               Notes Receivable

      During May 1999, the Company's board of directors approved the acceptance of full recourse notes in the amount of approximately $442,000 from certain of the Company's officers as consideration for the exercise of 1,014,999 options. The notes accrue interest at 7% per year, compounded semi-annually and principal and accrued interest is due in one lump sum in 2003. In March 2000, the Company repurchased 232,500 unvested shares for approximately $123,000 and subsequently collected $114,000 in principal and interest upon the retirement of the Company's former president and chief operating officer. In June 2000, the Company repurchased 88,125 unvested shares for approximately $52,000 and collected approximately $59,000 in principal and interest upon the retirement of the Company's former vice-president of sales. In January 2001, the Company repurchased 13,594 unvested shares for approximately $9,000 and collected approximately $16,000 in principal and interest upon the retirement of the Company's former vice-president of engineering. The balance of these full recourse notes was approximately $126,000 as of October 31, 2002.

      In October 1999, the Company loaned an officer of the Company $100,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 6 years or upon the date in which the officer ceases to remain in service. The note accrues interest at 7% per year, compounded annually and principal and accrued interest is due in one lump sum on December 31, 2006. During fiscal 2002, the Company forgave the balance of this note of approximately $120,000 due under this note as part of a severance agreement entered into as a result of the Company's restructuring plan.

      In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually and principal and accrued interest was due in one lump sum on July 1, 2002. The terms on this note were extended and the balance is approximately $63,000 as of October 31, 2002.

      In April 2001, the Company loaned an officer of the Company $45,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 6 months or upon the date in which the officer ceases to remain in service. The note accrues interest at 7.5% per year, compounded semi-annually and principal and accrued interest was due in one lump sum on October 16, 2001. During fiscal 2002, the Company collected the balance of approximately $47,000 due under this note.

      In May 2001, the Company loaned an employee of the Company $25,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 18 months or upon the date in which the employee ceases to remain in service. The note accrues interest at 7.5% per year, compounded semi-annually and principal and accrued interest was due in one lump sum on November 14, 2002. During fiscal 2002, the Company collected the balance of approximately $26,000 due under this note.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest totaled $34,000, $0 and $0 during fiscal years 2000, 2001 and 2002, respectively.

      Cash paid for taxes totaled $23,000, $97,000 and $114,000 during fiscal years 2000, 2001 and 2002, respectively.


12.    EMPLOYEE BENEFITS:

      In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the "Savings Plan"), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the Savings Plan. The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan. The Company made no matching contributions under any plan for the years ended October 31, 2000, 2001 and 2002.


13. STOCKHOLDER RIGHTS PLAN:

      On August 21, 2002, the Company's Board of Directors approved, adopted and entered into a Stockholder Rights Plan ("Rights Plan"). The Rights Plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire the Company, nor was the Company aware of any such efforts at the time of adoption.

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

      Under the Rights Plan, the Company declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on September 3, 2002 (the "Rights"). Each Right initially entitles stockholders to purchase one unit of a share of the Company's preferred stock at $12 per share. However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 % or more of the Company's common stock while the Rights Plan remains in place, then, unless the Rights are redeemed by the Company for $0.01 per right, all Rights holders except the acquirer will be entitled to acquire the Company's common stock at a significant discount. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover. The Rights will expire on September 3, 2012.


14. SUBSEQUENT EVENTS:

      In January 2003, the Company announced that its Board of Directors approved a voluntary stock option exchange program (the "Program") for employees. Under the Program, employees were offered the opportunity to exchange outstanding stock options with exercise prices equal to or greater than $0.01 per share for new stock options. Participating employees will exchange outstanding stock options for new stock options exercisable for a number of shares determined by an exchange ratio of either 1 for 3, 1 for 4, or 1 for 5, depending on the exercise price of the exchanged stock option. The Company expects to grant the new options to purchase shares of its common stock on or promptly after August 12, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:



                                                           QUARTER
                                 ------------------------------------------------------------     FISCAL
                                     FIRST           SECOND          THIRD          FOURTH         YEAR 2001
                                 ------------    ------------    ------------    ------------    ------------
Total revenue ................   $      9,974    $     10,214    $      8,430    $      8,712    $     37,330

Gross profit .................   $      5,098    $      4,077    $      3,190    $      2,952    $     15,317

Net loss .....................   $    (10,740)   $    (11,618)   $    (20,782)   $     (7,947)   $    (51,087)

Basic and diluted net loss
    per share ................   $      (0.39)   $      (0.42)   $      (0.75)   $      (0.30)   $      (1.86)




                                                           QUARTER
                                 ------------------------------------------------------------       FISCAL
                                     FIRST          SECOND          THIRD          FOURTH          YEAR 2002
                                 ------------    ------------    ------------    ------------    ------------

Total revenue ................   $      9,197    $      9,064    $      7,495    $      8,232    $     33,988
Gross profit .................   $      3,321    $      3,079    $      2,405    $      2,522    $     11,327

Net loss .....................   $     (6,394)   $     (5,479)   $     (8,229)   $     (5,387)   $    (25,489)

Basic and diluted net loss
    per share ................   $      (0.23)   $      (0.20)   $      (0.31)   $      (0.21)   $      (0.95)


                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES


                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Crossroads Systems, Inc. and Subsidiaries

      Our audits of the consolidated financial statements referred to in our report dated November 26, 2002 appearing in this Annual Report on Form 10-K of Crossroads Systems, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related, consolidated financial statements.








PRICEWATERHOUSECOOPERS LLP

Austin, Texas
November 26, 2002

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)



                                                        BALANCE AT       CHARGED TO                            BALANCE AT
                                                        BEGINNING        COSTS AND                               END OF
                                                        OF PERIOD         EXPENSES           DEDUCTIONS          PERIOD
                                                     ---------------   ---------------    ---------------    ---------------

Year ended October 31, 2000:
  Allowance for doubtful accounts ................   $            95   $           136    $            --    $           231
  Allowance for excess and obsolete inventory ....   $           331   $         2,071    $          (313)   $         2,089

Year ended October 31, 2001:
  Allowance for doubtful accounts ................   $           231   $           157    $            --    $           388
  Allowance for excess and obsolete inventory ....   $         2,089   $         1,021    $        (1,330)   $         1,780

Year ended October 31, 2002:
  Allowance for doubtful accounts ................   $           388   $          (125)   $            14    $           277
  Allowance for excess and obsolete inventory ....   $         1,780   $           520    $        (1,311)   $           989

                                INDEX TO EXHIBITS




     EXHIBIT
      NUMBER       DESCRIPTION
     -------       -----------

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

       10.3*       Fourth Amended and Restated Investors Rights Agreement dated
                   August 6, 1999 by and among Registrant and certain purchasers of Registrant's preferred stock (filed as Exhibit 10.4 to the IPO Registration Statement and incorporated herein by reference)

       10.4*+ OEM Agreement dated April 23, 1998 by and between Registrant and Storage Technology Corporation (filed as Exhibit 10.5 to the IPO Registration Statement and incorporated herein by reference)

       10.5*       Form of Stock Pledge Agreement by and between Registrant and
                   Reagan Y. Sakai (filed as Exhibit 10.12 to the IPO
                   Registration Statement and incorporated herein by reference)

       10.6*       Form of Note Secured by Stock Pledge Agreement issued to
                   Registrant by each of James H. Moore, Reagan Y. Sakai (filed as Exhibit 10.13 to the IPO Registration Statement and incorporated herein by reference)

       10.7* Loan Modification Agreement dated December 31, 2000 by and between Registrant and Silicon Valley Bank

       10.8*       Office Building Lease dated October 8, 1999 by and between
                   Registrant and Maplewood Associates, L.P. (filed as Exhibit
                   10.15 to the IPO Registration Statement and incorporated herein by reference)

       10.9*       CP4200 License Agreement dated April 15, 1998 by and between
                   Registrant and Hewlett-Packard Company (filed as Exhibit
                   10.16 to the IPO Registration Statement and incorporated herein by reference)

       10.10*      Crossroads Systems, Inc. Amended and Restated 1999 Stock
                   Incentive Plan (filed as Exhibit 99.(d)(2) to the
                   Registrant's Schedule TO/I (SEC File No. 5-57603) and incorporated herein by reference)

       10.11* Rights Agreement, dated as of August 21, 2002, by and between Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C
                   (field as Exhibit 4 to the Registrant's Current Report on
                   Form 8-K dated August 21, 2002 and incorporated herein by reference)

       10.12 Employment Agreement, dated as of January 6, 2003 by and between Registrant and Andrea Wenholz

       10.13       Fiscal Year 2002 Stock Bonus Incentive Program Letter
                   Agreement, dated as of November 13, 2001, from Registrant to Rob Sims




     EXHIBIT
      NUMBER       DESCRIPTION
     -------       -----------


       10.14       Fiscal Year 2003 Stock Bonus Incentive Program Letter
                   Agreement, dated November 4, 2002 from Registrant to Rob Sims

       10.15       Fiscal Year 2003 Stock Bonus Incentive Program Letter
                   Agreement, dated November 20, 2002 from Registrant to Brian
                   R. Smith

       10.16       Fiscal Year 2003 Stock Bonus Incentive Program Letter
                   Agreement, dated January 6, 2003, from Registrant to Andrea
                   Wenholz

       21.1        Subsidiaries of the Registrant

       23.1        Consent of PricewaterhouseCoopers LLP

       24.1        Power of Attorney, pursuant to which amendments to this Form
                   10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K

       99.1 Certification to the Securities and Exchange Commission, as required by Section 906 of the Sarbanes-Oxley Act of 2002


*    Incorporated herein by reference to the indicated filing

+    Confidential treatment previously granted