Form 10-K/A
period 2002-10-31
CROSSROADS SYSTEMS INC
filed 2003-01-31
CIK 1093207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-K/A

                               (Amendment No. 1)

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

    As of January 27, 2003, the Registrant had 24,859,408 outstanding shares of Common Stock.

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

                                Explanatory Note

    This Amendment No. 1 to the Annual Report on Form 10-K of Crossroads Systems, Inc. for the fiscal year ended October 31, 2002 is being filed to add the disclosure under the heading "Stock Bonus Incentive Program" on page 36 of
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and on page F-18 of Item 15 (Exhibits, Financial Statement Schedules and Reports on Form 8-K), which were inadvertently omitted from the Company's original filing of the Form 10-K. Additionally, the Company has corrected several typographical errors which were contained in the original filing of the Form 10-K.

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

     SANs Solve Data Growth Problems

     SANs provide a wide range of benefits and advantages for the storage administrator. Many of these advantages relate to consolidated and centralized storage, improved manageability, reduction in local area network (LAN) traffic and ease of incremental storage addition. Given that storage assets can be consolidated with SANs, administrators can effectively utilize more of their storage assets, reduce administrative workloads and increase flexibility in server access of consolidated storage.

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

     Storage Router Product Line

     Also, this year Crossroads announced its fifth generation storage router products, the Crossroads 6000 and the Crossroads 10000. The storage router product line delivers the ability to attach SCSI storage devices into a fibre channel fabric. The product line delivers both an entry-level solution, the 6000, as well as a completely modular, enterprise-level solution, in the 10000. This product line delivers a number of added benefits including:

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

              SA40                     December 2002      o  2 2Gb/s fibre channel       o Extends life of existing SCSI
                                                             ports                         servers by bringing them into
                                                          o  4 SCSI LVD Ultra3 or          fibre channel SAN architectures
                                                             HVD ports                   o Supports IBM eServer (AS/400,
                                                          o  1 Ethernet management         RS/6000), DEC Alpha, and
                                                             port                          Hewlett-Packard mid-range servers
                                                                                           with future support planned for
                                                                                           other server environments
                                                                                         o Redundant, hot-swappable fans and
                                                                                           power supplies
                                                                                         o Field replacement I/O modules

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

     In January 2002, we expanded our product line with the launch of our fifth generation product line -- the Crossroads 10000 Multi-Protocol Storage Router for enterprise environments. The Crossroads 10000 is a fully redundant, modular storage router that increases the reliability, flexibility and performance of tape backup in networked storage environments through technologies such as LAN-free, Server-free backup and multi-protocol connectivity. One of the other capabilities of the 10000 is 'Access Controls' which provides enhanced security and prevents server conflicts so that multiple servers can share storage devices. Advances LUN zoning capabilities allow an entire library (or even specific tape drives) to be masked from selected servers while remaining visible to others.

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

     Also in May 2002, at the NetWorld + Interop Conference, we demonstrated broad interoperability with iSCSI storage routing in a joint demonstration with Intel, IBM, and StorageTek. The demonstration combined the Crossroads 10000 with an Intel PRO/1000 T IP Storage Adapter, StorageTek L40 tape library, IBM eServer xSeries, and an IBM Total Storage IP Storage 200i system. The 10000 storage router performed data movement and data backup over Gigabit Ethernet using the emerging iSCSI protocol and forwarded the data to the StorageTek library. By working with leading companies such as IBM, Intel and StorageTek, we demonstrated expertise in developing next-generation industry-standard I/O products and further supported our goal of positioning ourselves to deliver simple, cost-effective and interoperable iSCSI solutions to customers.

     In December 2002, we launched the Crossroads ServerAttach SA40, the first appliance to connect SCSI servers to networked storage. With ServerAttach, we leveraged our existing tape attach technology that allows attachment of servers into fibre channel SANs. The ServerAttach SA40 is the first offering in our new ServerAttach family of products that will be sold through our distribution channel, broadening our potential customer base. With ServerAttach,

Crossroads has moved into an adjacent market that we believe will increase beyond our existing tape attach opportunities, and which will allow our customers to save both time and money by leveraging existing servers with access to storage network resources.


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

     Research and development programs currently underway that focus on our routing initiatives include:

     o fibre channel-to-SCSI storage routing: Increased connectivity and port density, smaller form factors, improved manageability, broader interoperability, higher performance products and "intelligent" data management and data movement features;

     o iSCSI-to-SCSI storage routing: To enable connectivity of SCSI storage devices to an Ethernet network using the iSCSI protocol;

     o iSCSI-to-fibre channel storage routing: To enable connectivity of IP networks to fibre channel SANs for both data movement and management; and

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

     We had 14 patents issued and 80 patents pending worldwide. 24 patent applications are pending in the United States Patent and Trademark Office with respect to our technology. We have 56 pending international patent applications (11 in the European Patent Office, 10 in Canada, 10 in Japan, 7 in Australia, 5 in Hong Kong, 4 in Indonesia and 4 in China). We also have 5 international patent applications pending under the Patent Cooperation Treaty.

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

     In fiscal 2000, 2001 and 2002, approximately 77%, 70% and 78% of our total revenue, respectively, was derived from six customers. In fiscal 2001, Hewlett-Packard and StorageTek represented 26% and 23% of our total revenue, respectively. In fiscal 2002, Hewlett-Packard (including sales to Compaq and to the combined company) and StorageTek represented 51% and 24% of our total revenue, respectively. In May 2002, the merger between Hewlett-Packard and Compaq was consummated which significantly increased our customer concentration. In fiscal 2002, sales to Hewlett-Packard and Compaq prior to the merger and to the combined company following the merger represented approximately 51% of our total revenue. If we experience any adverse effect of the acquisition of Compaq by Hewlett-Packard, including the risks due to the increase in customer concentration, any change in product focus or strategy which adversely affects anticipated revenue or margins or our overall relationship with the newly combined company our results of operations and future prospects will suffer. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

     Cost of revenue and gross margin. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue, net of stock-based compensation of approximately $288,000, $123,000 and $84,000 during fiscal 2000, 2001 and 2002, respectively, increased 16.3% from $18.8 million in fiscal 2000 to $21.9 million in fiscal 2001, and increased 3.1% to $ 22.6 million in fiscal 2002. These increases were primarily due to increases in unit sales volume and a corresponding increase in manufacturing costs. Gross profit, net of stock-based compensation, increased 8.5% from $14.2 million in fiscal 2000 to $15.4 million in fiscal 2001, and decreased 26.1% to $11.4 million in fiscal 2002. The decrease in fiscal 2002 was primarily due to decreased product revenue and lower margin product mix. Gross margin decreased from 43.1% in fiscal 2000 to 41.4% in fiscal 2001, and decreased to 33.6% in fiscal 2002. This decrease in gross margin was primarily due to a lower margin product mix resulting from the increase in sales of our lower margin embedded routers during fiscal 2002. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. The decrease was also due to lower margin OEM product sales.

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
                                                 ========     ========     ========

     We expect to amortize the remaining amounts of deferred stock-based compensation as of October 31, 2002 in the periods indicated (in thousands):

                                                            YEAR ENDED OCTOBER 31,
                                                      ----------------------------------
                                                        2003         2004         TOTAL
                                                      --------     --------     --------
    Cost of revenue .............................     $     21     $     --     $     21
    Sales and marketing .........................           59            2           61
    Research and development ....................           92            2           94
    General and administrative ..................          129            6          135
                                                      --------     --------     --------
       Total stock-based compensation ...........     $    301     $     10     $    311
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

STOCK BONUS INCENTIVE PROGRAM

      During fiscal 2002, the Company entered into agreements with certain employees to issue up to 259,788 shares of restricted common stock at $0 per share, resulting in deferred stock-based compensation of approximately $1.2 million. This deferred stock-based compensation is being amortized to expense as the restrictions on the shares of common stock lapse. The restrictions generally lapse in individual tranches over a two-year period, assuming continued employment of the recipient. However, the lapsing of these restrictions may be accelerated in accordance with the original agreements if the recipient meets certain predefined individual performance objectives and/or the Company accomplishes specific predefined entity wide goals.

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

     The following summarizes our contractual cash obligations as of October 31, 2002 (in thousands):


                                                                              PAYMENTS DUE BY PERIOD
                                                 -------------------------------------------------------------------------
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
                                                 ========     ========     ========      ========     ========    ========
        (Total contractual cash obligations)

     The following summarizes our other manufacturing commitments as of October 31, 2002 (in thousands):


                                                                    AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                 -------------------------------------------------------------------------
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

       10.5* Form of Stock Pledge Agreement by and between Registrant and Reagan Y. Sakai (filed as Exhibit 10.12 to the IPO Registration Statement and incorporated herein by reference)

      EXHIBIT
      NUMBER          DESCRIPTION

       10.6* Form of Note Secured by Stock Pledge Agreement issued to Registrant by Reagan Y. Sakai (filed as Exhibit 10.13 to the IPO Registration Statement and incorporated herein by reference)

       10.7* Loan Modification Agreement dated December 31, 2000 by and between Registrant and Silicon Valley Bank (filed as
                      Exhibit 10.9 to Registrants Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and incorporated herein by reference)

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

       10.12** Employment Agreement, dated as of January 6, 2003 by and between Registrant and Andrea Wenholz

       10.13** Fiscal Year 2002 Stock Bonus Incentive Program Letter Agreement, dated as of November 13, 2001, from Registrant to Rob Sims

       10.14** Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement, dated November 4, 2002 from Registrant to Rob Sims

       10.15** Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement, dated November 20, 2002 from Registrant to Brian R. Smith

       10.16** Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement, dated January 6, 2003, from Registrant to Andrea Wenholz

       21.1**         Subsidiaries of the Registrant

       23.1**         Consent of PricewaterhouseCoopers LLP

       24.1** Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K

       99.1** Certification to the Securities and Exchange Commission, as required by Section 906 of the Sarbanes-Oxley Act of 2002

       * Incorporated herein by reference to the indicated filing

       + Confidential treatment previously granted

      ** Previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2003.

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

Date   January 31, 2003

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


Date: January 31, 2003

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


Date: January 31, 2003

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

Austin, Texas
November 26, 2002

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   ASSETS

                                                                                      OCTOBER 31,
                                                                              ----------------------------
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

                   CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                    YEAR ENDED OCTOBER 31,
                                                                         --------------------------------------------
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

      *In May 2002, Hewlett-Packard completed its acquisition of Compaq. These percentages reflect sales to Hewlett-Packard and Compaq prior to the merger and sales to the combined company after the merger.

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

      During fiscal 2002, a further write-down of the remaining balance of unamortized intangible assets relating to the Polaris acquisition was made in the amount of $0.5 million, based on an evaluation of future undiscounted cash flows under SFAS No. 121. Accumulated amortization of intangible assets was $18.5 million and $19.3 million at October 31, 2001 and 2002, respectively.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               Authorized Shares

     The Company has the authority to issue 25,000,000 shares of preferred stock, par value $.001 per share, subject to the designation of the board of directors. At October 31, 2001 and 2002, no shares of preferred stock were issued or outstanding.


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
                                         ==========   ==========   ==========

      We expect to amortize the remaining amounts of deferred stock-based compensation as of October 31, 2002 in the periods indicated (in thousands):



                                                    YEAR ENDED OCTOBER 31,
                                           ------------------------------------------
                                               2003          2004           TOTAL
                                           ------------   ------------   ------------

Cost of revenue ........................   $         21   $         --   $         21
Sales and marketing ....................             59              2             61
Research and development ...............             92              2             94
General and administrative .............            129              6            135
                                           ------------   ------------   ------------
   Total stock-based compensation ......   $        301   $         10   $        311
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

               Stock Bonus Incentive Program

      During fiscal 2002, the Company entered into agreements with certain employees to issue up to 259,788 shares of restricted common stock at $0 per share, resulting in deferred stock-based compensation of approximately $1.2 million. This deferred stock-based compensation is being amortized to expense as the restrictions on the shares of common stock lapse. The restrictions generally lapse in individual tranches over a two-year period, assuming continued employment of the recipient. However, the lapsing of these restrictions may be accelerated in accordance with the original agreements if the recipient meets certain predefined individual performance objectives and/or the Company accomplishes specific predefined entity wide goals.

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

       10.7* Loan Modification Agreement dated December 31, 2000 by and between Registrant and Silicon Valley Bank (filed as Exhibit
                   10.9 to Registrants Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and incorporated herein by reference)

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

       10.12** Employment Agreement, dated as of January 6, 2003 by and between Registrant and Andrea Wenholz

       10.13**     Fiscal Year 2002 Stock Bonus Incentive Program Letter
                   Agreement, dated as of November 13, 2001, from Registrant to Rob Sims




     EXHIBIT
      NUMBER       DESCRIPTION
     -------       -----------


       10.14**     Fiscal Year 2003 Stock Bonus Incentive Program Letter
                   Agreement, dated November 4, 2002 from Registrant to Rob Sims

       10.15**     Fiscal Year 2003 Stock Bonus Incentive Program Letter
                   Agreement, dated November 20, 2002 from Registrant to Brian
                   R. Smith

       10.16**     Fiscal Year 2003 Stock Bonus Incentive Program Letter
                   Agreement, dated January 6, 2003, from Registrant to Andrea
                   Wenholz

       21.1**      Subsidiaries of the Registrant

       23.1**      Consent of PricewaterhouseCoopers LLP

       24.1**      Power of Attorney, pursuant to which amendments to this Form
                   10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K

       99.1** Certification to the Securities and Exchange Commission, as required by Section 906 of the Sarbanes-Oxley Act of 2002


*    Incorporated herein by reference to the indicated filing

+    Confidential treatment previously granted

** Previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2003