Form 10-Q
period 2003-01-31
CROSSROADS SYSTEMS INC
filed 2003-03-17
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

                          8300 NORTH MOPAC EXPRESSWAY
                              AUSTIN, TEXAS 78759
   (Address of Registrant's principal executive offices, including zip code.)

                                 (512) 349-0300
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of March 1, 2003 Registrant had outstanding 24,840,408 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         QUARTER ENDED JANUARY 31, 2003

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of October 31, 2002 and
            January 31, 2003 .............................................................        1

          Condensed Consolidated Statements of Operations for the three months
            ended January 31, 2002 and 2003 ..............................................        2

          Condensed  Consolidated  Statements of Cash Flows for the three months
            ended January 31, 2002 and 2003 ..............................................        3

          Notes to Condensed Consolidated Financial Statements ...........................        4

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ........................................................       13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .....................       36

Item 4.   Controls and Procedures ........................................................       36

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................................       37

Item 2.   Changes in Securities and Use of Proceeds ......................................       38

Item 3.   Defaults Upon Senior Securities ................................................       38

Item 4.   Submission of Matters to a Vote of Security Holders ............................       38

Item 5.   Other Information ..............................................................       38

Item 6.   Exhibits and Reports on Form 8-K ...............................................       38

SIGNATURES ...............................................................................       39

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         OCTOBER 31,        JANUARY 31,
                                                                                             2002              2003
                                                                                         ------------      ------------

                                     ASSETS

Current assets:
      Cash and cash equivalents ....................................................     $     14,723      $     16,597
      Short-term investments .......................................................           19,588            15,603
                                                                                         ------------      ------------
           Total cash, cash equivalents and short-term investments .................           34,311            32,200

      Accounts receivable, net of allowance for doubtful
        accounts of $277 and $229, respectively ....................................            5,721             5,363
      Inventories, net .............................................................            2,767             2,605
      Prepaids and other current assets ............................................              956             1,528
                                                                                         ------------      ------------

           Total current assets ....................................................           43,755            41,696

Notes receivable from related party, net ...........................................               63                65
Property and equipment, net ........................................................            6,106             5,365
Intangibles, net ...................................................................              173                --
Other assets .......................................................................              362               362
                                                                                         ------------      ------------

           Total assets ............................................................     $     50,459      $     47,488
                                                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable .............................................................     $      4,165      $      3,964
      Accrued expenses .............................................................            3,393             3,559
      Accrued warranty costs .......................................................              615               787
      Deferred revenue .............................................................              727               640
                                                                                         ------------      ------------

           Total current liabilities ...............................................            8,900             8,950

Stockholders' equity:
      Common stock, $.001 par value, 175,000,000 shares authorized,
        25,870,508 and 24,859,408 shares issued and outstanding, respectively ......               26                25
      Additional paid-in capital ...................................................          183,253           183,147
      Deferred stock-based compensation ............................................             (311)             (774)
      Notes receivable from stockholders ...........................................             (126)               --
      Accumulated deficit ..........................................................         (141,024)         (143,601)
      Treasury stock at cost (469,237 and 469,237 shares, respectively) ............             (259)             (259)
                                                                                         ------------      ------------
           Total stockholders' equity ..............................................           41,559            38,538
                                                                                         ------------      ------------

           Total liabilities and stockholders' equity ..............................     $     50,459      $     47,488
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

                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            THREE MONTHS ENDED
                                                                               JANUARY 31,
                                                                      ------------------------------
                                                                          2002              2003
                                                                      ------------      ------------

Revenue:
     Product ....................................................     $      9,034      $      9,561
     Other ......................................................              163               111
                                                                      ------------      ------------
                  Total revenue .................................            9,197             9,672

Cost of revenue (including stock-based compensation expense
       of $24 and $12, respectively) ............................            5,876             6,429
                                                                      ------------      ------------
Gross profit ....................................................            3,321             3,243
                                                                      ------------      ------------

Operating expenses:
     Sales and marketing (including stock-based compensation
       expense of $189 and $77, respectively) ...................            2,310             1,025
     Research and development (including stock-based
       compensation expense of $79 and $94, respectively) .......            5,184             3,139
     General and administrative (including stock-based
       compensation expense of $955 and $309, respectively) .....            2,469             1,644
     Amortization of intangibles ................................               70               173
                                                                      ------------      ------------
                  Total operating expenses ......................           10,033             5,981
                                                                      ------------      ------------

Loss from operations ............................................           (6,712)           (2,738)

     Other income, net ..........................................              318               161
                                                                      ------------      ------------

Net loss ........................................................     $     (6,394)     $     (2,577)
                                                                      ============      ============

Basic and diluted net loss per share ............................     $      (0.23)     $      (0.10)
                                                                      ============      ============
Shares used in computing basic and
     diluted net loss per share .................................       27,274,904        25,087,407
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                                           JANUARY 31,
                                                                 ------------------------------
                                                                     2002              2003
                                                                 ------------      ------------
Cash flows from operating activities:
  Net loss .................................................     $     (6,394)     $     (2,577)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation ...........................................            1,711             1,031
    Amortization of intangibles ............................               70               173
    Stock-based compensation ...............................            1,247               492
    Provision for doubtful accounts receivable .............             (111)              (48)
    Provision for excess and obsolete inventories ..........             (169)              100
  Changes in assets and liabilities:
    Accounts receivable ....................................             (712)              406
    Inventories ............................................              (30)               62
    Prepaids and other current assets ......................               49              (572)
    Accounts payable .......................................           (1,274)             (201)
    Accrued expenses and other .............................           (1,128)              251
                                                                 ------------      ------------
     Net cash used in operating activities .................           (6,741)             (883)
                                                                 ------------      ------------
Cash flows from investing activities:
  Purchase of property and equipment .......................           (1,116)             (291)
  Purchase of held-to-maturity investments .................           (9,000)           (3,025)
  Maturity of held-to-maturity investments .................               --             7,010
  Payment of note receivable from related party ............               47               126
                                                                 ------------      ------------
     Net cash provided by (used in) investing activities ...          (10,069)            3,820
                                                                 ------------      ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock ...................              326                44
  Purchase of common stock under open market
   stock purchase program ..................................               --            (1,107)
                                                                 ------------      ------------
     Net cash provided by (used in) financing activities ...              326            (1,063)
                                                                 ------------      ------------
Net increase (decrease) in cash and cash equivalents .......          (16,484)            1,874
Cash and cash equivalents, beginning of period .............           43,686            14,723
                                                                 ------------      ------------
Cash and cash equivalents, end of period ...................     $     27,202      $     16,597
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

                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Crossroads Systems, Inc. ("Crossroads" or the "Company") and its wholly-owned subsidiaries. Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is a leading global provider of connectivity for storage networking solutions. Crossroads sells its products and services primarily to leading storage system and server original equipment manufacturers, distributors, value-added resellers, or VARs, system integrators and storage service providers. The Company is organized and operates as one business segment.

    The accompanying financial data as of January 31, 2003, and for the three-month periods ended January 31, 2002 and 2003, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2002, included in our Annual Report on Form 10-K.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of January 31, 2003, results of operations for the three-month periods ended January 31, 2002 and 2003, and cash flows for the three-month periods ended January 31, 2002 and 2003, have been made. The results of operations for the three months ended January 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are used for, but not limited to, the useful lives of property and equipment, allowances for doubtful accounts and product returns, inventory and warranty reserves, impairment charges, facilities lease losses and other charges, accrued liabilities and other reserves and contingencies. Actual results could differ from those estimates and such differences may be material to the financial statements.

         Cash and Cash Equivalents

    Cash and cash equivalents consist of cash on hand, cash on deposit and all highly liquid investments with original maturities at the date of purchase less than three months. Cash equivalents consist primarily of cash deposited in money market accounts and high-grade auction rate securities. Cash equivalents totaled $14.7 million and $16.6 million at October 31, 2002 and January 31, 2003, respectively. In conjunction with entering into a lease agreement for its headquarters in April 2000, the Company signed an unconditional, irrevocable letter of credit with a bank for $250,000, which is secured by a $3.0 million line of credit. While the Company's cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed insured limits. The Company has not experienced any losses in such accounts.

         Short-Term Investments

    Short-term investments consist primarily of U.S. government agency debt, municipal debt instruments, corporate obligations and certificates of deposit with original maturities at the date of purchase greater than three months and less than twelve months. All short-term investments have been classified as held to maturity and are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. As of October 31, 2002

                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)



and January 31, 2003, the fair value and amortized cost of short-term investments were approximately $19.6 million and $15.6 million, respectively.

         Fair Value of Financial Instruments

    The fair values of the Company's cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to their short maturities.

         Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

    Inventories consist of the following (in thousands):

                                                              OCTOBER 31,       JANUARY 31,
                                                                 2002              2003
                                                             ------------      ------------

Raw materials ..........................................     $      2,089      $      1,905
Work-in-process ........................................               --               298
Finished goods .........................................            1,667             1,491
                                                             ------------      ------------
                                                                    3,756             3,694
  Less: Allowance for excess and obsolete inventory ....             (989)           (1,089)
                                                             ------------      ------------
                                                             $      2,767      $      2,605
                                                             ============      ============

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

    Property and equipment consist of the following (in thousands):

                                                             OCTOBER 31,       JANUARY 31,
                                                                2002              2003
                                                            ------------      ------------

Equipment .............................................     $     16,534      $     16,795
Furniture and fixtures ................................            1,367             1,396
Leasehold improvements ................................              707               707
                                                            ------------      ------------
                                                                  18,608            18,898
  Less: Accumulated depreciation and amortization .....          (12,502)          (13,533)
                                                            ------------      ------------
                                                            $      6,106      $      5,365
                                                            ============      ============

                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)





         Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

                                                             OCTOBER 31,      JANUARY 31,
                                                                2002             2003
                                                            ------------     ------------

Facility lease abandonment - restructuring ............     $      1,957     $      1,829
Employee separation and other costs - restructuring ...              326              190
Vacation ..............................................              305              254
Marketing development funds ...........................              251              228
Payroll related .......................................              214              365
Property, state and franchise taxes ...................              144               24
Other .................................................              196              669
                                                            ------------     ------------
                                                            $      3,393     $      3,559
                                                            ============     ============

         Revenue Recognition

    Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectibility is probable and the risk of loss has passed to the OEM. Revenue from product sales to customers that do not have rights of return, including product sales to original equipment manufacturers and certain distributors, VARs and system integrators, are recognized upon shipment. Sales and cost of sales related to customers that have rights of return are deferred and subsequently recognized upon sell-through to end-users. The Company provides for the estimated cost to repair or replace products under warranty and technical support costs when the related product revenue is recognized. Deferred revenue as of October 31, 2002 and January 31, 2003 were approximately $727,000 and $640,000, respectively.

         Concentrations

    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality short-term instruments and limits the amount of credit exposure to any one entity.

    The Company's sales are primarily concentrated in the United States and are primarily derived from sales to original equipment manufacturers in the computer storage and server industry. Revenue is concentrated with several major customers. The loss of a major customer, a change of suppliers or significant technological change in the industry could affect operating results adversely. The Company had trade accounts receivable from four customers, which comprised approximately 58% and 69% of total trade accounts receivable at October 31, 2002 and January 31, 2003, respectively. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

    The Company's business is concentrated in the storage area networking industry, which has been impacted by unfavorable economic conditions and reduced information technology, or IT, spending rates. Accordingly, the Company's future success depends upon the buying patterns of customers in the storage area networking industry, their response to current and future IT investment trends, and the continued demand by such customers for the Company's products. The Company's continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards. The Company's supplier arrangement for the production of certain vital components of its storage routers is concentrated with a small number of key suppliers.

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

                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


The percentage of sales to significant customers was as follows:

                                                                  THREE MONTHS ENDED
                                                                       JANUARY 31,
                                                            ------------------------------
                                                                2002              2003
                                                            ------------      ------------
Compaq* ...............................................              3.0%              --*
StorageTek ............................................             34.5%             20.8%
Hewlett Packard* ......................................             36.6%              --*
Hewlett Packard (including Compaq)* ...................              --*              63.2%

    * In May 2002, Hewlett-Packard completed its acquisition of Compaq. These percentages reflect sales to Hewlett-Packard and Compaq prior to the merger and sales to the combined company after the merger.

    The level of sales to any customer may vary from quarter to quarter. However, the Company expects that significant customer concentration, in particular to our two major customers, will continue for the foreseeable future. The loss of either of these customers, or a decrease in the level of sales to either of these customers, could have a material adverse impact on the Company's financial condition or results of operations.

         Comprehensive Income

    The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders' transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The Company has had no items of other comprehensive loss for the three months ended, January 31, 2002 and 2003, and accordingly, comprehensive loss for all periods presented approximated net loss.


3. BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

    In May 2002, the Company's board of directors approved and the Company subsequently completed a restructuring plan to reduce its workforce by approximately 25 percent, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down its infrastructure and to consolidate operations. In connection with the restructuring, Brian R. Smith, the Company's founder and chairman, returned as chief executive officer and president, replacing Larry Sanders. Robert C. Sims, formerly vice president of engineering and operations, was named chief operating officer and also assumed management of sales and marketing.

    As a result of this restructuring plan, the Company recorded $3.7 million in business restructuring expenses and a $1.2 million impairment of assets charge. Components of business restructuring expenses, asset impairments and the remaining restructuring accruals as of January 31, 2003 are as follows (in thousands):

                                                                                             EMPLOYEE
                                              FACILITY LEASE             ASSET            SEPARATION AND
                                                ABANDONMENT           IMPAIRMENTS           OTHER COSTS              TOTAL
                                             ----------------      ----------------      ----------------      ----------------

Effect of restructuring
plan and impact to accrued
liabilities ............................     $          2,114      $          1,208      $          1,552      $          4,874
Cash activity ..........................                 (285)                   --                (1,186)               (1,471)
Non-cash activity ......................                   --                (1,208)                 (176)               (1,384)

                                             ----------------      ----------------      ----------------      ----------------
Balance as of January 31, 2003 .........     $          1,829      $             --      $            190      $          2,019
                                             ================      ================      ================      ================

    As of January 31, 2003, remaining cash expenditures resulting from the restructuring are estimated to be $2.0 million and relate primarily to facility lease abandonment losses. Excluding facility lease abandonment losses, the Company estimates that these costs should be substantially incurred within one year of the restructuring. The Company has substantially completed our restructuring efforts initiated in conjunction with the restructuring

                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)




announcement made during fiscal 2002; however, there can be no assurance future restructuring efforts will not be necessary.


4. LINE OF CREDIT

    As of January 2003, the Company carried a line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matured on February 1, 2003, and the Company is in the process of negotiating an extension for this line of credit. As of January 31, 2003, there were no borrowings outstanding under this revolving line of credit.


5. COMMITMENTS AND CONTINGENCIES


    LEASES

  The Company leases its facility and certain equipment under various operating lease agreements expiring in January 2006. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $250,000, which is secured by the $3.0 million line of credit. Future minimum lease payments under all non-cancelable operating leases as of January 31, 2003 were $6.6 million. In addition to base rent on its facilities lease, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities' operating expenses.

  As of January 31, 2003, the Company had a facility lease losses reserve, related to future facilities lease commitments of $1.8 million (see Note 3) of space vacated as part of the Company's restructuring plan.


    Product Warranties

    It is the Company's policy to repair or replace products that have been authorized for repair or replacement by the Company's customers. The Company maintains a reserve for the estimated costs of such repairs or replacements and adjusts the reserve based on historical sales volumes as well as actual costs incurred. Activity in the reserve for product returns during the three months ended January 31, 2003 was as follows (in thousands):

                             BALANCE AT          CHARGED TO                            BALANCE AT
                              BEGINNING          COSTS AND                               END OF
                              OF PERIOD           EXPENSES          DEDUCTIONS           PERIOD
                            --------------     --------------     --------------      --------------

Warranty Reserve ......     $          615     $          179     $           (7)     $          787
                            ==============     ==============     ==============      ==============


    LEGAL PROCEEDINGS

         Intellectual Property Litigation

    On March 31, 2000, the Company filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral has infringed one of its patents (5,941,972, hereinafter the "972 patent") with some of their products. In September 2001, the jury found that the '972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of the Crossroads '972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, the Company was awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Chaparral appealed the judgment against it, contending that the '972 patent is invalid and not infringed. The Federal Circuit Court of Appeals recently affirmed the lower court ruling that Crossroads' patent was valid and willfully infringed by

                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)




Chaparral, which must stop shipping all products that contain the Crossroads technology and pay Crossroads a royalty for prior shipments.

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

         Securities Class Action Litigation

    The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On November 22, 2002, the court granted the Company's motion for summary judgment. On February 26, 2003, the plaintiffs filed a notice of appeal. The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees. The Company denies the allegations in the complaint and intends to defend itself vigorously. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit.

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


6. STOCKHOLDERS' EQUITY


    DEFERRED STOCK BASED COMPENSATION

    In connection with the grant of stock options to our employees and directors since fiscal 1998, we have recorded deferred compensation aggregating approximately $23.6 million as of January 31, 2003. Deferred compensation

                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)



represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $22.8 million has been amortized, forfeited or cancelled as of January 31, 2003.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                                  THREE MONTHS ENDED
                                                      JANUARY 31,
                                             -----------------------------
                                                 2002             2003
                                             ------------     ------------
Cost of revenue ........................     $         24     $         12
Sales and marketing ....................              189               77
Research and development ...............               79               94
General and administrative .............              955              309
                                             ------------     ------------
  Total stock-based compensation .......     $      1,247     $        492
                                             ============     ============

    The Company expects to amortize the remaining amounts of deferred stock-based compensation as of January 31, 2003 in the periods indicated (in thousands):

                                                           YEAR ENDED OCTOBER 31,
                                               ----------------------------------------------
                                                   2003             2004             2005            TOTAL
                                               ------------     ------------     ------------     ------------
Cost of revenue ..........................     $         14     $          2     $         --     $         16
Sales and marketing ......................               87               28                1              116
Research and development .................              188               44               --              232
General and administrative ...............              314               95                1              410
                                               ------------     ------------     ------------     ------------
  Total stock-based compensation .........     $        603     $        169     $          2     $        774
                                               ============     ============     ============     ============

    As of January 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 8 of our Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands):

                                                                                           THREE MONTHS ENDED
                                                                                              JANUARY 31,
                                                                                     ------------------------------
                                                                                         2002              2003
                                                                                     ------------      ------------
Net loss, as reported ..........................................................     $     (6,394)     $     (2,577)
Stock-based employee compensation expense
    included in reported net income, net of related tax effects ................            1,247               492
Stock-based employee compensation expense
    determined under fair value based method for all awards, net of related
    tax effects ................................................................            3,056             4,048

Pro forma net loss .............................................................     $     (8,203)     $     (6,133)

Net loss per share:
    Basic and diluted - as reported ............................................     $      (0.23)     $      (0.10)
    Basic and diluted - pro forma ..............................................     $      (0.30)     $      (0.24)


    STOCK OPTION EXCHANGE PROGRAM

    On February 10, 2003, we completed a stock option exchange program offered to all eligible option holders. Under the exchange offer, eligible employees and non-employee members of our board of directors had the opportunity to tender for cancellation certain eligible stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. The number of shares subject to each new option was based on the exercise price of the exchanged option. If the exercise price per share of a returned option

                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


was $3.99 or less, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 3. If the exercise price per shares of a returned option was at least $4.00 but not more than $49.99, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 4. If the exercise price per share of a returned option was $50.00 or more, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 5.

    We accepted approximately 498,806 options for cancellation and exchange which equals approximately 10.7% of the total number of options eligible for exchange. While our executive officers and members of our board of directors were eligible to participate in the exchange program, none of them elected to participate in the program. We currently expect to grant approximately 124,709 new options, taking into consideration employee terminations since the cancellation date. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which is expected to be on or promptly after August 12, 2003. We do not expect to record any compensation expense as a result of the exchange program.


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

    The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 5,889,571 and 6,146,772 for the three months ended January 31, 2002 and 2003, respectively.


8. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF Issue No. 94-3"). SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. Under EITF Issue No. 94-3, liabilities for exit costs were recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. Since the Company's last restructuring effort in the second quarter of fiscal 2002, there have been no further restructuring efforts. Moreover, the Company has experienced no adverse affects by adopting the provisions of SFAS No. 146.

    In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are

                CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had a material effect on the Company's financial position, results of operations, or cash flows.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure".SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company continues to account for employee stock based compensation using APB No. 25 and currently follows the disclosure provisions of SFAS No.
123. The Company does not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.


9. RELATED PARTY TRANSACTIONS

         Notes Receivable

    During May 1999, the Company's board of directors approved the acceptance of full recourse notes in the amount of approximately $442,000 from certain of the Company's officers as consideration for the exercise of 1,014,999 options. The notes accrued interest at 7% per year and compounded semi-annually. In March 2000, the Company repurchased 232,500 unvested shares for approximately $123,000 and subsequently collected $114,000 in principal and interest upon the retirement of the Company's former president and chief operating officer. In June 2000, the Company repurchased 88,125 unvested shares for approximately $52,000 and collected approximately $59,000 in principal and interest upon the retirement of the Company's former vice-president of sales. In January 2001, the Company repurchased 13,594 unvested shares for approximately $9,000 and collected approximately $16,000 in principal and interest upon the retirement of the Company's former vice-president of engineering. In January 2003, the Company collected approximately $128,000 in principal and interest upon the retirement of the Company's former chief financial officer. As of January 31, 2003, there were no outstanding loans to officers.

    In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually and principal and accrued interest was due in one lump sum on July 1, 2002. The terms on this note are in the process of being extended and the balance is approximately $65,000 as of January 31, 2003.


10. SUBSEQUENT EVENTS

    In March 2002, we entered into an exclusive reseller business relationship with Luminex Software, Inc. Provided that Luminex met specified minimum purchase thresholds, Luminex had the option to purchase the assets of our Oregon subsidiary and intellectual property related to the mainframe products, including the right to manufacture those products. Luminex met these minimum purchase thresholds and the sale of the Oregon business was recently completed in February 2003.

    In March 2003, the Company signed an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $540,000 through January 2006.

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


OVERVIEW

    We are a leading provider of enterprise data routing solutions for open system storage area networks, or SANs, based on our market share of storage routers shipped. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in SANs our storage routers:

         o        decrease congestion in the transfer of data within a network;

         o        reduce the time required to back up and restore data;

         o        improve utilization of storage resources; and

         o preserve and enhance existing server and storage system investments.

    Our mission is to be the company customers trust to link business with information, regardless of technology or location. Our objective is to maintain our position as the leading provider of storage routing solutions as storage, server, and network technologies and markets continue to grow and evolve. The key elements of our strategy are to:

         o        solve customer storage issues;

         o grow our current market position and expand into adjacent markets; and

         o increase our market leadership by continual investment in intellectual property.

    To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their SANs. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution.

    A significant portion of our revenue is concentrated among a small number of OEM customers, and the merger of Hewlett-Packard and Compaq in May 2002 has resulted in additional concentration. For the three months ended January 31, 2002 and 2003, two customers (StorageTek and Hewlett-Packard) and two customers (StorageTek and Hewlett-Packard including Compaq), represented 71% and 84% of our total revenue, respectively. For the three months ended January 31, 2002 and 2003, our distribution channel, consisting of our distributors, VARs and Systems Integrators, accounted for 12% and 6% of our total revenue, respectively. The level of sales to any single customer may vary and the loss of either of our two significant customers, or a decrease in the level of sales to either of our significant customers, particularly Hewlett-Packard (including Compaq), would seriously harm our financial condition and results of operations. Fluctuations in revenue have resulted from, among other things, product and customer transitions, OEM qualification and testing and reduced IT spending rates. We expect that a significant portion of our future revenue will continue to come from sales of products to a relatively small number of customers.

    On a product basis, sales have shifted to our fourth and fifth generation of products, the 6000, 8000 and 10000, and to our embedded line of products. Sales of our older family of products, the 4100, 4200 and 4x50 lines, accounted for approximately 50% and 20% of our product revenue during the three months ended January 31, 2002 and 2003, respectively. This decrease was partially offset by increased sales of our fourth and fifth generation products, which accounted for approximately 4% and 36% of our product revenue during the three months ended January 31, 2002 and 2003, respectively. We anticipate that sales of our older products will continue to decrease as we successfully transition our customers to our newer product platforms. Additionally, as storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp up of, embedded routers being shipped with tape libraries. Sales of our embedded products accounted for approximately 37% and 35% of our product revenue during the three months ended January 31, 2002 and 2003, respectively.


RECENT EVENTS

    On February 10, 2003, we completed a stock option exchange program offered to all eligible option holders. Under the exchange offer, eligible employees and non-employee members of our board of directors had the opportunity to tender for cancellation certain eligible stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. The number of shares subject to each new option was based on the exercise price of the exchanged option. If the exercise price per share of a returned option was $3.99 or less, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 3. If the exercise price per shares of a returned option was at least $4.00 but not more than $49.99, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 4. If the exercise price per share of a returned option was $50.00 or more, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 5.

    We accepted approximately 498,806 options for cancellation and exchange which equals approximately 10.7% of the total number of options eligible for exchange. While our executive officers and members of our board of directors were eligible to participate in the exchange program, none of them elected to participate in the program. We currently expect to grant approximately 124,709 new options, taking into consideration employee terminations since the cancellation date. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which is expected to be on or promptly after August 12, 2003. We do not expect to record any compensation expense as a result of the exchange program.

    In January 2003, Andrea C. Wenholz was named vice president and chief financial officer of Crossroads. She has 15 years of financial management experience, including expertise in implementing financial systems and controls and managing mergers and acquisitions. Prior to joining Crossroads, Mrs. Wenholz served as chief financial officer of Chicory Systems where she successfully oversaw the sale of Chicory Systems to Parthus Technologies plc. She then served as the Controller of U.S. Operations at Parthus, which eventually became Parthus Ceva, following its merger with Ceva. Other financial management roles she has served are, Business Unit Controller with Cisco Systems and Controller at Netspeed. Mrs. Wenholz is a C.P.A. who started her career in public accounting at KPMG and holds a Bachelors of Business Administration from Texas A&M University.

    In December 2002, Crossroads launched the Crossroads ServerAttach SA40, the first appliance to connect SCSI servers to networked storage. With ServerAttach, Crossroads leveraged its existing tape attach technology to allow attachment of servers into fibre channel architectures or SANs. The ServerAttach products are targeted at mid-range to enterprise servers like the AS/400, RS/6000, HP 9000, and the Dec Alpha or enterprise versions of UNIX. We believe that there is a large installed base of these servers that run critical enterprise applications which represents a significant opportunity for us with OEMs, storage solution companies, value-added resellers and end users. Our ServerAttach products are a natural extension of our core technology to a broader market and potential customer base while requiring only a modest incremental investment.

    In November 2002, we amended our existing licensing agreement with Hewlett-Packard. Pursuant to this amendment we will outsource the manufacturing of our embedded routers to Hewlett-Packard, who will manufacture the hardware and license the software from us for its current line of embedded solutions. As a result, we will not have to carry the inventory and overhead costs of the hardware, and we will receive a royalty for the software, which will result in les revenue. However, even though revenue will be less in the future, our arrangement will have a positive impact on per unit gross margin.
We believe this agreement will allow us to leverage the strengths of both companies which are Hewlett-Packard's economies of scale in manufacturing and systems integration expertise and our software, value-added applications and intellectual property. We are currently working under the new agreement and plan to transition the manufacturing of our embedded solutions during our fiscal second quarter 2003.

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

    In May 2002, our board of directors approved, and we completed, a restructuring plan to reduce our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and consolidate operations. In connection with the restructuring, Brian R. Smith, our founder and chairman, returned as chief executive officer and president, replacing Larry Sanders. Robert C. Sims, formerly vice president of engineering and operations, was named chief operating officer and also assumed management of sales and marketing. In fiscal 2002, we recorded $3.7 million in business restructuring expenses and a $1.2 million impairment of assets charge. We have substantially completed our restructuring plan and are not currently planning any further restructuring efforts; however, there can be no assurance future restructuring efforts will not be necessary.

    In March 2002, we announced that we have entered into an exclusive reseller business relationship with Luminex Software, Inc. Under the terms of the agreement, Luminex was the exclusive reseller of our mainframe products. The agreement expanded an already existing customer relationship and included a license to the hardware, software and firmware designs of our mainframe products. In February 2003, after Luminex met specified minimum purchase thresholds, Luminex purchased the assets and intellectual property related to the mainframe products, including the right to manufacture those products, for a nominal amount.

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


PATENT PORTFOLIO

    We have 14 patents issued with 87 patents pending worldwide. 31 patent applications are pending in the United States Patent and Trademark Office with respect to our technology. An additional 51 patent applications are pending internationally (11 in the European Patent Office, ten in Canada, ten in Japan, seven in Australia, five in Hong Kong, four in Indonesia and 4 in China). We also have five international patent applications pending under the Patent Cooperation Treaty. However, none of our patents, including patents that may be issued in the future, may adequately protect our technology from infringement or prevent others from claiming that our technology infringes that of third parties. Failure to adequately protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology.

    During fiscal 2001, we succeeded in two important lawsuits that demonstrated our ability to protect important aspects of our intellectual property portfolio. In June, Pathlight Technology, a wholly owned subsidiary of Advanced Digital Information Corp., admitted both the validity and infringement of one of our patents (5,941,972, hereinafter "`972 patent") in a $15.0 million settlement. In September 2001, a jury and judge validated that same patent against Chaparral Network Storage Corporation, while extending the patent's application to all RAID and router products using Access Controls or LUN zoning, awarding us damages and punitive damages. In fiscal 2002, Chaparral appealed the judgment, contending that the `972 patent is invalid and was not infringed. In February 2003, the Federal Circuit Court of Appeals affirmed the lower court ruling that the `972 patent was valid and willfully infringed by Chaparral. During fiscal 2002, we were awarded an additional patent, the `035 patent, which is an extension of our `972 patent for access controls that are vital to network storage environments.

STOCKHOLDERS' EQUITY


    DEFERRED STOCK BASED COMPENSATION

    In connection with the grant of stock options to our employees and directors since fiscal 1998, we have recorded deferred compensation aggregating approximately $23.6 million as of January 31, 2003. Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years. Of the total deferred compensation amount, approximately $22.8 million has been amortized, forfeited or cancelled as of January 31, 2003.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
                                                -----------------------------
                                                    2002             2003
                                                ------------     ------------
Cost of revenue ...........................     $         24     $         12
Sales and marketing .......................              189               77
Research and development ..................               79               94
General and administrative ................              955              309
                                                ------------     ------------
  Total stock-based compensation ..........     $      1,247     $        492
                                                ============     ============

    We expect to amortize the remaining amounts of deferred stock-based compensation as of January 31, 2003 in the periods indicated (in thousands):

                                                           YEAR ENDED OCTOBER 31,
                                               ----------------------------------------------
                                                   2003             2004             2005             TOTAL
                                               ------------     ------------     ------------     ------------
Cost of revenue ..........................     $         14     $          2     $         --     $         16
Sales and marketing ......................               87               28                1              116
Research and development .................              188               44               --              232
General and administrative ...............              314               95                1              410
                                               ------------     ------------     ------------     ------------
  Total stock-based compensation .........     $        603     $        169     $          2     $        774
                                               ============     ============     ============     ============


    STOCK OPTION EXCHANGE PROGRAM

    On February 10, 2003, we completed a stock option exchange program in which we accepted for exchange and canceled 498,806 options to purchase common stock and expect to grant approximately 124,709 new options on or shortly after August 12, 2003. See Note 6 to the condensed consolidated financial statements for additional information.


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

    As a result of this restructuring plan, we recorded $3.7 million in business restructuring expenses and a $1.2 million impairment of assets charge. Components of business restructuring expenses, asset impairments and the remaining restructuring accruals as of January 31, 2003 are as follows (in thousands):

                                                                                        EMPLOYEE
                                         FACILITY LEASE            ASSET             SEPARATION AND
                                           ABANDONMENT           IMPAIRMENTS           OTHER COSTS             TOTAL
                                        ----------------      ----------------      ----------------      ----------------
Effect of restructuring
plan and impact to accrued
liabilities .......................     $          2,114      $          1,208      $          1,552      $          4,874
Cash activity .....................                 (285)                   --                (1,186)               (1,471)
Non-cash activity .................                   --                (1,208)                 (176)               (1,384)

                                        ----------------      ----------------      ----------------      ----------------
Balance as of January 31, 2003 ....     $          1,829      $             --      $            190      $          2,019
                                        ================      ================      ================      ================

    As of January 31, 2003, remaining cash expenditures resulting from the restructuring are estimated to be $2.0 million and relate primarily to facility lease abandonment losses. Excluding facility lease abandonment losses, we estimate that these costs will be substantially incurred within one year of the restructuring. We have substantially completed our restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance future restructuring efforts will not be necessary.


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

    We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

         o        Revenue recognition;

         o        Warranty obligations;

         o        Excess and obsolete inventories;

         o        Allowance for doubtful accounts; and

         o        Facility lease abandonment losses.

    Revenue recognition. With respect to sales of our products to OEMs, we recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, collectibility is probable and risk of loss has passed to the OEM. Product sales to distributors, VARs and system integrators who do not have return rights are recognized upon reported sell-through to end-users. To the extent that we sell products to distributors, VARs and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers.Deferred revenue as of January 31, 2003 was approximately $640,000. As described above, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

    Allowance for doubtful accounts.We continuously assess the collectibility of outstanding customer invoices and in doing such, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as:

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

   Facility lease abandonment losses. We vacated excess leased facilities as a result of the restructuring plan we initiated during fiscal 2002. We recorded an accrual of $2.1 million for the remaining lease liabilities of such vacated properties, leasehold improvements required to sublease the vacated space, as well as brokerage commissions. We estimated costs of vacating these leased facilities, including estimated costs to sublease, based on market information and trend analysis. It is reasonably possible that actual results will differ from these estimates in the near term, and such differences could be material to our financial statements. Of the $2.1 million charge recorded during fiscal 2002, approximately $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the lease term, which ends April 15, 2006.


NET OPERATING LOSS CARRYFORWARDS

    Since our inception on November 1, 1995, we have incurred substantial costs to develop our technology and products, market, sell and service these products, recruit and train personnel, and build a corporate infrastructure. As a result, we have incurred significant losses since our inception and, as of January 31, 2003, we had an accumulated deficit of approximately $143.6 million. As of January 31, 2003, we had approximately $71.8 million of net operating loss carryforwards for federal income tax purposes. These net operating loss carryforwards begin to expire in 2011. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception due to uncertainties regarding the realization of deferred tax assets based on our taxable earnings history. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base as well as the overall growth in the storage router market. Accordingly, we intend to manage our investment in research and development, sales, marketing, professional services and to a lesser extent our operational and financial systems, as necessary. Furthermore, we expect to continue to incur operating losses in the foreseeable future. We will require increases in revenue before we achieve and sustain profitability; and we cannot assure that such increases in revenue will result in profitability.

RESULTS OF OPERATIONS

    The following table sets forth our consolidated financial data for the periods indicated expressed as a percentage of our total revenue, including the aforementioned allocation of stock-based compensation, for all periods presented. See Item 1, Financial Statements (Unaudited) - Note 6 to Notes to Condensed Consolidated Financial Statements.

                                              THREE MONTHS ENDED
                                                  JANUARY 31,
                                        -------------------------------
                                            2002               2003
                                        ------------       ------------
Revenue:
   Product revenue ................             98.2%              98.9%
   Other revenue ..................              1.8                1.1
                                        ------------       ------------
      Total revenue ...............            100.0              100.0
Cost of revenue ...................             63.9               66.5
                                        ------------       ------------
Gross profit ......................             36.1               33.5
Operating expenses:
   Sales and marketing ............             25.1               10.6
   Research and development .......             56.4               32.5
   General and administrative .....             26.8               17.0
   Amortization of intangibles ....              0.8                1.8
                                        ------------       ------------
      Total operating expenses ....            109.1               61.9
                                        ------------       ------------
Loss from operations ..............            (73.0)             (28.4)
Other income, net .................              3.5                1.7
                                        ------------       ------------
Net loss ..........................            (69.5)%            (26.7)%
                                        ============       ============


COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2002 AND 2003

    Total revenue. Total revenue increased 5.2% from $9.2 million for the three months ended January 31, 2002 to $9.7 million for the three months ended January 31, 2003.

    The level of sales to any single customer may vary and the loss of either of our significant OEM customers, or a decrease in the level of sales to either of our significant OEM customers, could seriously harm our financial condition and results of operations. We expect to continue to experience significant customer concentration in sales to key OEM accounts for the foreseeable future. During the three months ended January 31, 2003, this concentration was evidenced by volume from our top three customers representing 87.3% of our total revenue, of which Hewlett-Packard (including Compaq) and StorageTek each individually accounted for 63.2% and 20.8% of our revenue, respectively. In addition, Hewlett-Packard and Compaq, two of our three largest OEM customers, merged in May 2002, which could result in a disruption in our sales to these two customers.

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

    Product revenue. Product revenue increased 5.8% from $9.0 million for the three months ended January 31, 2002 to $9.6 million for the three months ended January 31, 2003. The increase in product revenue was attributable to strong sales of our fifth generation products to Hewlett-Packard (including Compaq). During the three months ended January 31, 2002 and 2003, sales to Hewlett-Packard (including Compaq) were $3.6 million and $6.1 million, respectively. The large increase in sales to Hewlett-Packard (including Compaq) was primarily offset by decreased sales to StorageTek primarily due to a large sales volume for the three months ended January 31, 2002 of our older line of embedded products. During the three months ended January 31, 2002 and 2003, sales to StorageTek were $3.2 million and $2.0 million, respectively. However, StorageTek has successfully transitioned to our newer line of products and is expected to continue to be a 10% customer.

    In November 2002, we amended our existing licensing agreement with Hewlett-Packard. Pursuant to this amendment we will outsource the manufacturing of our embedded routers to Hewlett-Packard, who will manufacture the hardware and license the software from us for its current line of embedded solutions. As a result, we will not have to carry the inventory and overhead costs of the hardware, and we will receive a royalty for the software, which will result in less revenue. However, even though revenue will be less in the future, our arrangement will have a positive impact on per unit gross margin. We believe this agreement will allow us to leverage the strengths of both companies which are Hewlett-Packard's economies of scale in manufacturing and systems integration expertise and our software, value-added applications and intellectual property. We are currently working under the new agreement and plan to transition the manufacturing of our embedded solutions during our fiscal second quarter 2003.

    Other revenue. Other revenue includes sales of maintenance contracts, consulting fees and fees received from the licensing of other intellectual property. Other revenue decreased 31.9% from approximately $163,000 for the three months ended January 31, 2002 to approximately $111,000 for the three months ended January 31, 2003. The decrease in other revenue was primarily related to approximately $60,000 in royalty and other revenue associated with granting a license in the comparable period of 2002 to use certain technology which was acquired by us from Polaris.

    Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, materials costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue increased 9.4% from $5.9 million for the three months ended January 31, 2002 to $6.4 million for the three months ended January 31, 2003. Stock based compensation was $24,000 and $12,000 for the three months ended January 31, 2002 and 2003, respectively. The increase in cost of revenue was primarily due to increases in unit sales volume and a corresponding increase in manufacturing costs. Gross profit decreased 2.3% from $3.3 million for the three months ended January 31, 2002 to $3.2 million for the three months ended January 31, 2003. Gross profit margin decreased from 36.1% for the three months ended January 31, 2002 to 33.5% for the three months ended January 31, 2003. This decrease in gross margin was primarily due to a lower margin product mix resulting from sales of our embedded routers during three months ended January 31, 2003. The decrease was also due to lower margin OEM product sales and the overall product mix.

    Under the terms of the amended agreement with Hewlett-Pakard, we will continue to manufacture our box-based 4x50, 6000 and 10000 products for Hewlett-Packard, as well as for our other OEMs for whom we will also continue to manufacture our Crossroads branded solutions. We have seen recent price strength in the 10000 line and we have also realized manufacturing savings. Both of these factors should have a positive impact on gross margins.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel expenses, advertising programs, other promotional activities and stock-based compensation. Sales and marketing expenses decreased 55.6% from $2.3 million for the three months ended January 31, 2002 to $1.0 million for the three months ended January 31, 2003. Stock based compensation was $189,000 and $77,000 for the three months ended January 31, 2002 and 2003, respectively. The decrease in sales and marketing expenses was primarily due to our restructuring efforts during fiscal 2002, which resulted in approximately $753,000 of decreased compensation expense. Sales and marketing personnel totaled 23 at January 31, 2002 and 14 at January 31, 2003. This reduction in force combined with improved expense management efforts resulted in decreased corporate overhead allocations, travel and tradeshow expenditures. As a percentage of total revenue, sales and marketing expenses decreased from 25.1% for the three months ended January 31, 2002 to 10.6% for the three months ended January 31, 2003. We anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue, due to our ongoing sales and marketing efforts that is intended to broaden awareness of the benefits of our existing and recently introduced products.

    Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototyping expenses and stock-based compensation. Research and development expenses decreased 39.5% from $5.2 million for the three months ended January 31, 2002 to $3.1 million for the three months ended January 31, 2003. Stock based compensation was $79,000 and $94,000 for the three months ended January 31, 2002 and 2003, respectively. The decrease in research and development expenses was primarily due to our restructuring efforts during fiscal 2002, which resulted in approximately $609,000 of decreased compensation expense, decreased prototyping costs of approximately $685,000 and decreased corporate overhead allocations of approximately $385,000. Research and development personnel totaled 93 at January 31, 2002 and 67 at January 31, 2003. As a percentage of total revenue, research and development expenses decreased from 56.4% for the three months ended January 31, 2002 to 32.5% for the three months ended January 31, 2003. We anticipate that research and development expenses may fluctuate as a percentage of total revenue, due to our ongoing development of our technologies and expanding our product offerings.

    General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, facilities and other costs of our administrative, executive and information technology departments, as well as legal and accounting expenses, insurance costs and stock-based compensation. General and administrative expenses decreased 33.4% from $2.5 million for the three months ended January 31, 2002 to $1.6 million for the three months ended January 31, 2003. Stock based compensation was $955,000 and $309,000 for the three months ended January 31, 2002 and 2003, respectively. The decrease in general and administrative expenses was primarily due to our restructuring efforts in fiscal 2002, which resulted in approximately $646,000 of decreased stock based compensation charges and approximately $133,000 of decreased compensation expense. General and administrative personnel totaled 30 at January 31, 2002 and 19 at January 31, 2003. As a percentage of total revenue, general and administrative expenses decreased from 26.8% for the three months ended January 31, 2002 to 17.0% for the three months ended January 31, 2003. We anticipate that general and administrative expenses may increase slightly due to increased directors and officers insurance costs and increased costs associated with compliance of the additional reporting and other obligations imposed by the Sarbanes-Oxley Act of 2002 and related legislation and regulatory changes.

     Other income, net. Other income, net, consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was approximately $318,000 and $161,000 for the three months ended January 31, 2002 and 2003, respectively, representing 3.5% and 1.7% of total revenue, respectively. The decrease in other income, net was primarily due to decreased cash, cash equivalent and short-term investment balances and lower interest rates as a result of weakening macro-economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

                                                             OCTOBER 31,      JANUARY 31,
                                                                2002             2003
                                                            ------------     ------------
Cash and cash equivalents .............................     $     14,723     $     16,597
Short-term investments ................................     $     19,588     $     15,603
Working capital .......................................     $     34,855     $     32,746
Current ratio .........................................            4.9:1            4.6:1
Days of sales outstanding - for the quarter ended .....               64               51

    Our principal sources of liquidity at January 31, 2003 consisted of $16.6 million in cash and cash equivalents and $15.6 million in short-term investments.

    In January 2002, we extended our existing line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matured on February 1, 2003 and we are currently in the process of negotiating an extension for this line of credit. As of January 31, 2003, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

    As of January 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

    Cash utilized by operating activities was $6.7 million for the three months ended January 31, 2002 as compared to $883,000 for the three months ended January 31, 2003. This decrease in net cash utilized was primarily due to a significant reduction in net loss for the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. In addition, there was a decrease in accounts receivable and increases in accrued expenses during the three months ended January 31, 2003.

    Cash utilized by investing activities was $10.1 million for the three months ended January 31, 2002 as compared to $3.8 million provided by investing activities for the three months ended January 31, 2003. The increase in net cash provided reflects maturities of held-to-maturity investments, net of purchases, of approximately $4.0 million during the three months ended January 31, 2003, compared to the purchase of held-to-maturity investments of approximately $9.0 million during the three months ended January 31, 2002. Capital expenditures were $1.1 million and $290,000 for the three months ended January 31, 2002 and 2003, respectively. These capital expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our ongoing research and development in developing our technologies and expanding our product offerings. We anticipate additional capital expenditures through fiscal 2003, primarily to support our ongoing product development efforts.

    Cash provided by financing activities was $326,000 for the three months ended January 31, 2002 as compared to $1.1 million utilized for the three months ended January 31, 2003. The increased utilization of net cash reflects the purchase of Crossroads shares through our open market stock purchase program of approximately $1.1 million during the three months ended January 31, 2003. We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million, product sales and, to a lesser extent, bank debt (equipment loan).

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

STOCKHOLDER RIGHTS PLAN

    On August 21, 2002, our board of directors approved, adopted and entered into a Stockholder Rights Plan. The rights plan is similar to plans adopted by many other companies and was not adopted in response to any attempt to acquire us, nor were we aware of any such efforts at the time of adoption.

    The rights plan is designed to enable our stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire us. Adoption of the rights plan is intended to deter coercive takeover tactics including the accumulation of shares in the open market or through private transactions and to prevent an acquiror from gaining control of us without offering a fair price to all of our stockholders.

    Under the rights plan, we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on September 3, 2002. Each right initially entitles stockholders to purchase one unit of a share of our preferred stock at $12 per share. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of our common stock while the rights plan remains in place, then, unless the rights are redeemed by us for $0.01 per right, all rights holders except the acquirer will be entitled to acquire our common stock at a significant discount. The rights are intended to enable all stockholders to realize the long-term value of their investment in the company. The rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire us to negotiate with our board prior to attempting a takeover. The rights will expire on September 3, 2012.


STOCK BONUS INCENTIVE PROGRAM

    During fiscal 2002, we entered into agreements with some of our employees to issue up to 259,788 shares of restricted common stock at no cost to the employees, resulting in deferred stock-based compensation of approximately $1.2 million. During the three months ended January 31, 2003, we entered into agreements with some of our employees to issue up to 1,253,786 shares of restricted common stock at no cost to the employees, per share, resulting in deferred stock-based compensation of approximately $768,000. This deferred stock-based compensation is being amortized to expense as the restrictions on the shares of common stock lapse. The restrictions generally lapse in individual tranches over a two-year period, assuming continued employment of the recipient. However, the lapsing of these restrictions may be accelerated in accordance with the original agreements if the recipient meets certain predefined individual performance objectives and/or the Crossroads accomplishes specific predefined entity wide goals.


STOCK REPURCHASE PROGRAM

    In September 2001, our board of directors authorized the repurchase of up to $5.0 million of our common stock in the open market pursuant to which we repurchased 661,300 shares of our common stock for an aggregate purchase of $2.1 million during the six-month period from September 2001 to April 2002.In May 2002, the board of directors authorized the extension of our stock repurchase program by approving a program to repurchase up to an additional $5.0 million worth of our common stock in the open market pursuant to which we repurchased 1,714,465 shares of our common stock for an aggregate purchase of $1.7 million from May 2002 through October 31, 2002. In October 2002, the board of directors authorized the further extension of our stock repurchase program through the end of 2003, pursuant to which we repurchased 1,065,500 shares of our common stock for an aggregate purchase of $1.1 million from November 2002 through January 31, 2003. As of January 31, 2003, we had repurchased an aggregate of 3,441,265 shares of our common stock for an aggregate purchase price of $4.9 million. Under the repurchase program, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with the SEC's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by our management from time to time or may be suspended at any time without prior notice, depending on market conditions and other factors they deem relevant. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.


CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

    We lease office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. In April 2000, we relocated our headquarters in accordance with an agreement to lease approximately 63,548 square feet of general office, laboratory, and administrative space in Austin, Texas. The term of the lease agreement is six years, from April 1, 2000 through April 15, 2006, and represents a lease commitment of $1.9 million per year through the lease term. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $250,000, which is secured by a $3.0 million line of credit.

    The following summarizes our contractual cash obligations as of January 31, 2003 (in thousands):

                                                                        PAYMENTS DUE BY PERIOD
                                               -------------------------------------------------------------------------
                                                             FISCAL       FISCAL       FISCAL      FISCAL
                                                 TOTAL        2003         2004         2005        2006         BEYOND
                                               --------     --------     --------     --------     --------     --------

Operating leases .........................     $  6,648     $  1,615     $  2,163     $  1,916     $    954     $     --
                                               ========     ========     ========     ========     ========     ========
 (Total contractual cash obligations)


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF Issue No. 94-3"). SFAS No. 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. Under EITF Issue No. 94-3, liabilities for exit costs were recognized when a Company commits to an exit plan. SFAS No. 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amount of recognizing restructuring costs. We will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. Since our last restructuring effort in the second quarter of fiscal 2002, there have been no further restructuring efforts. Moreover, we have experienced no adverse affects by adopting the provisions of SFAS No. 146.

    In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had a material effect on our financial position, results of operations, or cash flows.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We continue to account for employee stock based compensation using APB No. 25 and currently follow the disclosure provisions of SFAS No. 123. We do not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.

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

    We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of January 31, 2003, we had an accumulated deficit of $143.6 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become cash flow positive. Although we engaged in a restructuring plan in 2002 pursuant to which we significantly reduced our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability or cash flow.

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


GLOBAL ECONOMIC CONDITIONS MAY CONTINUE TO ERODE, WHICH MIGHT NEGATIVELY IMPACT US AND THE PRICE OF OUR COMMON STOCK.

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

    In addition, we must be able to maintain the compatibility of our products with future device technologies, and we must rely on producers of new device technologies to achieve and sustain market acceptance of those technologies. Development schedules for high-technology products are subject to uncertainty, and we may not meet our product development schedules.If we are unable, for technological or other reasons, to develop products in a timely manner or if the products or product enhancements that we develop do not achieve market acceptance, our business will be harmed.

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

    While we avoided the threat of being delisted, in the event that the closing bid price of our stock were to fall below $1.00 for 30 consecutive trading days, we would again be in danger of having our stock delisted from the Nasdaq National Market. Delisting could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, delisting or the threat of delisting could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition.

AN ADVERSE DECISION IN THE VARIOUS SECURITIES CLASS ACTION AND DERIVATIVE LAWSUITS FILED AGAINST US MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL PERFORMANCE.

    We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On November 22, 2002, the court granted our motion for summary judgment, concluding that the plaintiffs failed to demonstrate an essential element to their claim of securities fraud. On February 26, 2003, the plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals. The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees. The litigation is still at an early stage and it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, that we might incur in connection with such actions. An adverse judgment may have a material adverse effect on our business and financial performance. See Note 5 to Notes to Condensed Consolidated Financial Statements.

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

    We currently have a limited number of principal products within our storage router product family that we sell in commercial quantities. Our future growth and competitiveness will depend greatly on the market acceptance of our newly introduced product lines, including the 6000, 8000 and 10000 storage routers which were released in 2002 and our ServerAttach family of products, which we released in December 2002. While we have recently begun to receive revenue from the sale of our 6000, 8000 and 10000 storage routers, their market acceptance remains uncertain. During the three months ended January 31, 2002 and 2003, sales of our 6000, 8000 and 10000 storage routers accounted for approximately 4% and 36% of our product revenue, respectively. If any of these four product lines do not achieve sufficient market acceptance, our future growth prospects could be seriously harmed. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance.

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

    In fiscal 2000, 2001, 2002, and the three months ended January 31, 2003, approximately 77%, 70%, 78% and 93% of our total revenue, respectively, was derived from six customers. In fiscal 2002, Hewlett-Packard (including sales to Compaq and to the combined company) and StorageTek represented 51% and 24% of our total revenue, respectively. For the three months ended January 31, 2003, Hewlett-Packard (including Compaq) and StorageTek represented 63% and 21% of our total revenue, respectively. In May 2002, the merger between Hewlett-Packard and Compaq was consummated which significantly increased our customer concentration. If we experience any adverse effect of the acquisition of Compaq by Hewlett-Packard, including the risks due to the increase in customer concentration or any change in product focus or strategy which adversely affects anticipated revenue or margins or our overall relationship with the newly combined company, our results of operations and future prospects will suffer. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

WE HAVE ENGAGED IN RESTRUCTURING EFFORTS IN 2002 WHICH HAVE REDUCED OUR SALES AND MARKETING ORGANIZATION FROM 37 EMPLOYEES TO 14 EMPLOYEES, A REDUCTION OF 65%. THIS REDUCTION IN OUR SALES AND MARKETING FORCE MAY DECREASE OUR ABILITY TO AGGRESSIVELY TARGET NEW MARKETS.

    In May 2002, we had a reduction in force which impacted our sales and marketing organization significantly. While we feel that our sales and marketing organization is sufficient to support our current products and customer base, the current size of our sales and marketing organization may prohibit us from actively pursuing new markets or opportunities. For example, we believe that enhancing our sales and marketing efforts will be key to our ability to achieve widespread customer penetration for our Server Attach product line, which is critical to our future growth prospects.

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

    Our executive officers and directors, and their affiliates, beneficially own approximately 30% of the total voting power of our company, as of January 31, 2003. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our ongoing open market stock repurchase program has also increased the control our affiliates have over us. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT, DELAY OR IMPEDE A CHANGE IN CONTROL OF US AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

    Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. We also are subject to the anti-takeover laws of the State of Delaware that may discourage, delay or prevent someone from acquiring or merging with us, which may adversely affect the market price of our common stock. Further, in August 2002, our Board of Directors approved, adopted and entered into a Stockholder Rights Plan which also may have the effect of discouraging, delaying or preventing an acquisition which stockholders otherwise may desire to support.

OUR STOCK PRICE MAY BE VOLATILE.

    The market price of our common stock has been volatile in the past and may be volatile in the future. For example, since February 1, 2002, the market price of our common stock as quoted on the NASDAQ National Market System fluctuated between $0.38 and $6.07. Although our stock price is currently over $1.00, our stock price was recently below $1.00 for an extended period, which caused us additional challenges, such as the risk of being delisted from the Nasdaq National Market. In the event the price of our common stock were to fall below $1.00 per share for an extended period, we would again face the challenge of being delisted from the Nasdaq National Market. The market price of our common stock may be significantly affected by the following factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information related to quantitative and qualitative disclosure regarding market risk is set forth in Management's Discussion and Analysis of financial Condition and Results of Operations and the risk factors under Item 2 above. Such information is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES.

    We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 31, 2003 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to January 31, 2003.

                   CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Intellectual Property Litigation

    On March 31, 2000, we filed a lawsuit against Chaparral Network Storage, Inc. alleging that Chaparral has infringed one of our patents (5,941,972, hereinafter the "972 patent") with some of their products. In September 2001, the jury found that the '972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of the Crossroads '972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, we were awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Chaparral appealed the judgment against it, contending that the '972 patent is invalid and not infringed. The Federal Circuit Court of Appeals recently affirmed the lower court ruling that our patent was valid and willfully infringed by Chaparral.

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

    Securities Class Action Litigation

    We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On November 22, 2002, the court granted our motion for summary judgment. On February 26, 2003, the plaintiffs filed a notice of appeal. The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees. We deny the allegations in the complaint and will continue to defend ourselves vigorously. It is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the three months ended January 31, 2003, we issued an aggregate of 3,000 shares of our common stock to one employee pursuant to exercises of stock options that were granted to him prior to October 19, 1999, the date of our initial public offering, each with an exercise price of $0.233 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

         10.1* Employment Agreement dated as of January 6, 2003 by and between Registrant and Andrea Wenholz (filed as Amendment
                  10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and incorporated herein by reference)

         10.2* Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement dated November 4, 2002 from Registrant to Robert C. Sims (filed as Amendment 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and incorporated herein by reference)

         10.3* Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement dated November 20, 2002 from Registrant to Brian R. Smith (filed as Amendment 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and incorporated herein by reference)

         10.4* Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement dated January 6, 2003 from Registrant to Andrea Wenholz (filed as Amendment 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and incorporated herein by reference)

         10.5 Letter dated December 18, 2002 from Registrant to Andrea Wenholz with the agreement effective January 6, 2003

         10.6 Letter Agreement dated January 3, 2003 from Registrant to Reagan Y. Sakai

         10.7 Employment Agreement dated January 6, 2003 by and between Registrant and Andrea Wenholz

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         * Incorporated herein by reference to the indicated filing.

    (b) Reports on Form 8-K

        Crossroads did not file any current reports on Form 8-K during the fiscal quarter ended January 31, 2003. After January 31, 2003, we filed the following current report on Form 8-K:


         o We filed a Form 8-K dated February 12, 2003 announcing that our board of directors appointed KPMG LLP to serve as our independent public accountants and dismissed our former independent public accountants, PricewaterhouseCoopers LLP. The change will become effective upon the completion by PricewaterhouseCoopers LLP of its review of our financial statements for the fiscal quarter ended January 31, 2003.

                                   SIGNATURES




    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               CROSSROADS SYSTEMS, INC.


March 17, 2003                 /s/ Brian R. Smith
--------------                 ------------------------------------------
    (Date)                     Brian R. Smith
                               Chief Executive Officer
                               (Principal Executive Officer)



March 17, 2003                 /s/ Andrea C. Wenholz
--------------                 ------------------------------------------
    (Date)                     Andrea C. Wenholz
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                                   SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Brian R. Smith, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Crossroads Systems, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003



                                   /s/  Brian R. Smith
                                   --------------------------------------------
                                   Brian R. Smith
                                   Chairman of the Board, President and
                                   Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                                   SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Andrea C. Wenholz, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Crossroads Systems, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003


                                   /s/ Andrea C. Wenholz
                                   --------------------------------------------
                                   Andrea C. Wenholz
                                   Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER                         DESCRIPTION
        -------                        -----------
         10.1*    Employment Agreement dated as of January 6, 2003 by and
                  between Registrant and Andrea Wenholz (filed as Amendment
                  10.12 to Registrant's Annual Report on Form 10-K for the
                  fiscal year ended October 31, 2002 and incorporated herein by reference)

         10.2*    Fiscal Year 2003 Stock Bonus Incentive Program Letter
                  Agreement dated November 4, 2002 from Registrant to Robert C.
                  Sims (filed as Amendment 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and incorporated herein by reference)

         10.3*    Fiscal Year 2003 Stock Bonus Incentive Program Letter
                  Agreement dated November 20, 2002 from Registrant to Brian R.
                  Smith (filed as Amendment 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and incorporated herein by reference)

         10.4*    Fiscal Year 2003 Stock Bonus Incentive Program Letter
                  Agreement dated January 6, 2003 from Registrant to Andrea
                  Wenholz (filed as Amendment 10.16 to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended October 31, 2002 and incorporated herein by reference)

         10.5     Letter dated December 18, 2002 from Registrant to Andrea
                  Wenholz with the agreement effective January 6, 2003.

         10.6     Letter Agreement dated January 3, 2003 from Registrant to
                  Reagan Y. Sakai

         10.7     Employment Agreement dated January 6, 2003 by and between
                  Registrant and Andrea Wenholz

         99.1     Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         * Incorporated herein by reference to the indicated filing.