Form 10-Q
period 2003-04-30
CROSSROADS SYSTEMS INC
filed 2003-06-13
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) [ ] Yes [X] No

    As of June 13, 2003 Registrant had outstanding 24,214,853 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                          QUARTER ENDED APRIL 30, 2003

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                      PART I    FINANCIAL INFORMATION

                      Item 1.   Financial Statements (Unaudited)

                                Condensed Consolidated Balance Sheets as of October 31, 2002 and
                                  April 30, 2003...................................................       2

                                Condensed Consolidated Statements of Operations for the three and
                                  six months ended April 30, 2002 and 2003.........................       3

                                Condensed Consolidated Statements of Cash Flows for the six months
                                  ended April 30, 2002 and 2003....................................       4

                                Notes to Condensed Consolidated Financial Statements...............       5

                      Item 2.   Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations............................................      13

                      Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........      36

                      Item 4.   Controls and Procedures............................................      36

                      PART II   OTHER INFORMATION

                      Item 1.   Legal Proceedings..................................................      37

                      Item 2.   Changes in Securities and Use of Proceeds..........................      37

                      Item 3.   Defaults Upon Senior Securities....................................      37

                      Item 4.   Submission of Matters to a Vote of Security Holders................      38

                      Item 5.   Other Information..................................................      38

                      Item 6.   Exhibits and Reports on Form 8-K...................................      38

                      SIGNATURES...................................................................      39

                      CERTIFICATIONS...............................................................      40

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     OCTOBER 31,      APRIL 30,
                                                                                        2002            2003
                                                                                     -----------      ---------
                                             ASSETS
Current assets:
    Cash and cash equivalents ..................................................      $  14,723       $  16,396
    Short-term investments .....................................................         19,588          15,161
                                                                                      ---------       ---------
        Total cash, cash equivalents and short-term investments ................         34,311          31,557
    Accounts receivable, net of allowance for doubtful
      accounts of $277 and $219, respectively ..................................          5,721           3,408
    Inventories, net ...........................................................          2,767           3,060
    Prepaids and other current assets ..........................................            956           1,275
                                                                                      ---------       ---------
        Total current assets ...................................................         43,755          39,300
Notes receivable from related party ............................................             63              67
Property and equipment, net ....................................................          6,106           4,663
Intangibles, net ...............................................................            173              --
Other assets ...................................................................            362             344
                                                                                      ---------       ---------
        Total assets ...........................................................      $  50,459       $  44,374
                                                                                      =========       =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................................................      $   3,839       $   3,975
    Accrued expenses ...........................................................          3,719           2,852
    Accrued warranty costs .....................................................            615             821
    Deferred revenue ...........................................................            727             472
                                                                                      ---------       ---------
        Total current liabilities ..............................................          8,900           8,120
Commitments and contingencies (Note 6)
Stockholders' equity:
    Common stock, $.001 par value, 175,000,000 shares authorized,
      25,870,508 and 23,849,736 shares issued and outstanding, respectively ....             26              24
    Additional paid-in capital .................................................        183,253         182,162
    Deferred stock-based compensation ..........................................           (311)           (513)
    Notes receivable from stockholders .........................................           (126)             --
    Accumulated deficit ........................................................       (141,024)       (145,419)
    Treasury stock at cost (469,237 and 0 shares, respectively) ................           (259)             --
                                                                                      ---------       ---------
        Total stockholders' equity .............................................         41,559          36,254
                                                                                      ---------       ---------
        Total liabilities and stockholders' equity .............................      $  50,459       $  44,374
                                                                                      =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             APRIL 30,                        APRIL 30,
                                                                    ----------------------------     ----------------------------
                                                                        2002            2003             2002            2003
                                                                    ------------    ------------     ------------    ------------
Revenue:
     Product ....................................................   $      8,963    $      8,142     $     17,997    $     17,703
     Royalty and other ..........................................            101             437              264             548
                                                                    ------------    ------------     ------------    ------------
                  Total revenue .................................          9,064           8,579           18,261          18,251

Cost of revenue (including stock-based compensation
       expense of $23, $8, $47 and $20, respectively) ...........          5,985           5,188           11,861          11,617
                                                                    ------------    ------------     ------------    ------------
Gross profit ....................................................          3,079           3,391            6,400           6,634
                                                                    ------------    ------------     ------------    ------------

Operating expenses:
     Sales and marketing (including stock-based compensation
       expense of $102, $33, $291 and $110, respectively) .......          1,673             990            3,983           2,015
     Research and development (including stock-based
       compensation expense of $96, $78, $175 and $172
       respectively) ............................................          4,573           2,999            9,757           6,138
     General and administrative (including stock-based
       compensation expense of $765, $147, $1,720
       and $456, respectively) ..................................          2,473           1,503            4,942           3,147
     Business restructuring expense .............................             --            (140)              --            (140)
     Amortization of intangibles ................................             70              --              140             173
                                                                    ------------    ------------     ------------    ------------
                  Total operating expenses ......................          8,789           5,352           18,822          11,333
                                                                    ------------    ------------     ------------    ------------

Loss from operations ............................................         (5,710)         (1,961)         (12,422)         (4,699)

     Other income, net ..........................................            231             143              549             304
                                                                    ------------    ------------     ------------    ------------

Net loss ........................................................   $     (5,479)   $     (1,818)    $    (11,873)   $     (4,395)
                                                                    ============    ============     ============    ============

Basic and diluted net loss per share ............................   $      (0.20)   $      (0.08)    $      (0.44)   $      (0.18)
                                                                    ============    ============     ============    ============
Shares used in computing basic and
     diluted net loss per share .................................     27,269,731      24,147,186       27,272,360      24,625,775
                                                                    ============    ============     ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                             APRIL 30,
                                                                                      -----------------------
                                                                                        2002           2003
                                                                                      --------       --------
Cash flows from operating activities:
      Net loss .................................................................      $(11,873)      $ (4,395)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation ........................................................         3,208          1,964
           Amortization of intangibles .........................................           140            173
           Gain/loss on disposal of fixed assets ...............................            --             61
           Stock-based compensation ............................................         2,233            758
           Provision for doubtful accounts receivable ..........................          (132)           (58)
           Provision for excess and obsolete inventories .......................           474            248
      Changes in assets and liabilities:
           Accounts receivable .................................................          (923)         2,371
           Inventories .........................................................          (347)          (541)
           Prepaids and other current assets ...................................           209           (319)
           Accounts payable ....................................................        (2,181)           136
           Accrued expenses and other ..........................................          (881)          (902)
                                                                                      --------       --------
                       Net cash used in operating activities ...................       (10,073)          (504)
                                                                                      --------       --------
Cash flows from investing activities:
      Purchase of property and equipment .......................................        (1,462)          (581)
      Purchase of held-to-maturity investments .................................       (21,288)       (11,248)
      Maturity of held-to-maturity investments .................................            --         15,676
      Payment of note receivable from stockholders .............................            63            126
                                                                                      --------       --------
                       Net cash provided by (used in) investing activities .....       (22,687)         3,973
                                                                                      --------       --------
Cash flows from financing activities:
      Proceeds from issuance of common stock ...................................           356             52
      Purchase of common stock under open market
           stock purchase program ..............................................          (669)        (1,848)
                                                                                      --------       --------
                       Net cash used in financing activities ...................          (313)        (1,796)
                                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents ...........................       (33,073)         1,673
Cash and cash equivalents, beginning of period .................................        43,686         14,723
                                                                                      --------       --------
Cash and cash equivalents, end of period .......................................      $ 10,613       $ 16,396
                                                                                      ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    In the opinion of management, the accompanying Condensed Consolidated Financial Statements for Crossroads Systems, Inc. (collectively with its wholly-owned subsidiaries "Crossroads" or the "Company") contain all adjustments necessary to present fairly its financial position as of October 31, 2002 and April 30, 2003, its results of operations for the three and six month periods ended April 30, 2002 and 2003, and its cash flows for the six month periods ended April 30, 2002 and 2003. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the three and six months ended April 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

    The accompanying financial data as of April 30, 2003, and for the three and six month periods ended April 30, 2002 and 2003, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2002, included in our Annual Report on Form 10-K.

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Revenue Recognition

    Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, collectibility is probable and the risk of loss has passed to the customer. Revenue from product sales to customers that do not have rights of return, including product sales to Original Equipment Manufacturers (OEMs) and certain distributors, Value Added Resellers (VARs) and system integrators, are recognized upon shipment. Sales and cost of sales related to customers that have rights of return are deferred and subsequently recognized upon sell-through to end-users.

         Warranty Costs

    The Company provides for the estimated cost to repair or replace products under warranty and technical support costs when the related product revenue is recognized. The Company warrants products for a period from 12 to 39 months following the sale of its products. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs (See note 6).


         Recent Accounting Pronouncements

    In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 states that companies that issue financial instruments that have characteristics of both liabilities and equity will have to determine if the instrument should be classified as a liability or equity for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FASB No. 150 to have a material effect on its operating results or financial condition.

    SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its operating results or financial condition.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    In January 2003, the FASB issued FASB Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its operating results or financial condition.

    In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No.00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No.00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, The provisions of EITF Issue No.00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its operating results or financial condition.

         Stock-based Compensation

    As of April 30, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 8 of our Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation (in thousands, except share data):

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               APRIL 30,                    APRIL 30,
                                                                       -----------------------       -----------------------
                                                                         2002           2003           2002           2003
                                                                       --------       --------       --------       --------
Net loss, as reported ...........................................      $ (5,479)      $ (1,818)      $(11,873)      $ (4,395)
Stock-based employee compensation expense
     included in reported net loss ..............................           986            266          2,233            758
Stock-based employee compensation expense
     determined under fair value based method for all awards ....        (4,606)        (2,882)        (8,771)        (7,977)
                                                                       --------       --------       --------       --------

Pro forma net loss ..............................................      $ (9,099)      $ (4,434)      $(18,411)      $(11,614)
                                                                       ========       ========       ========       ========

Net loss per share:
     Basic and diluted - as reported ............................      $  (0.20)      $  (0.08)      $  (0.44)      $  (0.18)
     Basic and diluted - pro forma ..............................      $  (0.33)      $  (0.18)      $  (0.68)      $  (0.47)

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. INVENTORIES, NET

    Inventories, net consist of the following (in thousands):

                                                                          OCTOBER 31,    APRIL 30,
                                                                              2002          2003
                                                                          -----------    ---------
Raw materials ........................................................      $ 2,089       $ 2,176
Work-in-process ......................................................           --           164
Finished goods .......................................................        1,667         1,361
                                                                            -------       -------
                                                                              3,756         3,701
              Less: Allowance for excess and obsolete inventory ......         (989)         (641)
                                                                            -------       -------
                                                                            $ 2,767       $ 3,060
                                                                            =======       =======

3. CONCENTRATIONS

    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality short-term instruments.

    The Company's sales are primarily concentrated in the United States and are primarily derived from sales to OEMs in the computer storage and server industry. Revenue is concentrated with several major customers. The loss of a major customer, a change of suppliers or significant technological change in the industry could affect operating results adversely. The Company had trade accounts receivable from four customers, which comprised approximately 58% and 86% of total trade accounts receivable at October 31, 2002 and April 30, 2003, respectively. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    The percentage of sales to significant customers was as follows:

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              APRIL 30,                  APRIL 30,
                                         -------------------       -------------------
                                          2002         2003         2002         2003
                                         ------       ------       ------       ------
Compaq (pre-merger)* ..............        17.7%          --         10.3%          --
StorageTek ........................        32.6%        29.3%        33.5%        24.8%
Hewlett-Packard (pre-merger)* .....        23.5%          --         30.1%          --
Hewlett-Packard* ..................          --         57.5%          --         60.5%

    * In May 2002, Hewlett-Packard completed its acquisition of Compaq. These percentages reflect sales to Hewlett-Packard and Compaq prior to the merger and sales to the combined company after the merger.

    The level of sales to any customer may vary from quarter to quarter. However, the Company expects that significant customer concentration, particularly to our two major customers, will continue for the foreseeable future. The loss or a decrease in the level of sales to either of these customers could have a material adverse impact on the Company's financial condition or results of operations.


4. BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

    In May 2002, the Company's board of directors approved and the Company subsequently completed a restructuring plan that reduced its workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down its infrastructure and to consolidate operations.

    Components of business restructuring expenses and the remaining restructuring accruals as of April 30, 2003 are as follows (in thousands):

                                                                     EMPLOYEE
                                                                    SEPARATION
                                                       FACILITY      AND OTHER
                                                         LEASE         COSTS         TOTAL
                                                       --------     ----------      -------
Balance as of October 31, 2002 ...................      $ 1,957       $   326       $ 2,283

         Cash activity ...........................         (128)         (136)         (264)
         Non-cash activity .......................           --            --            --
                                                        -------       -------       -------
Balance as of January 31, 2003 ...................        1,829           190         2,019
                                                        -------       -------       -------

         Cash activity ...........................         (154)         (140)         (294)
         Non-cash activity .......................         (140)           --          (140)

                                                        -------       -------       -------
Balance as of April 30, 2003 .....................      $ 1,535       $    50       $ 1,585
                                                        =======       =======       =======

    In March 2003, the Company signed an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. The Company decreased the restructuring accrual by approximately $0.1 million at April 30, 2003 for rent payments to be received during the initial twelve months of the sublease term. The Company will assess recoverability of these sublease payments on a quarterly basis.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    As of April 30, 2003, remaining cash expenditures resulting from the restructuring are estimated to be approximately $1.6 million and relate primarily to facility lease abandonment losses. Excluding facility lease abandonment losses, these costs have been substantially incurred as of April 30, 2003. The Company has substantially completed their restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance future restructuring efforts will not be necessary.


5. LINE OF CREDIT

    As of May 2003, the Company carried a line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit matured on February 1, 2003, and the Company renegotiated an extension for this line of credit. As of April 30, 2003, there were no borrowings outstanding under this revolving line of credit.


6.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

     The Company leases its facility and certain equipment under various operating lease agreements expiring on various dates through April 2006. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $250,000, which is secured by the $3.0 million line of credit (See note 5). Future minimum lease payments under all non-cancelable operating leases as of April 30, 2003 were approximately $5.8 million. In addition to base rent on its facilities lease, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities' operating expenses.

     As of April 30, 2003, the Company had a facility lease losses reserve, related to future facility lease commitments of approximately $1.5 million (see
Note 4) of space abandoned as part of the Company's restructuring plan.

    GUARANTEES AND PRODUCT WARRANTIES

    FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of April 30, 2003, the Company's guarantees that were issued or modified after December 31, 2002, were not material.

    The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to the Company's product warranty liability and certain guarantees issued before December 31, 2002. The Company's guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

    It is the Company's policy to repair or replace products that have been authorized for repair or replacement by the Company's customers. The Company maintains a reserve for the estimated costs of such repairs or replacements and adjusts the reserve based on historical sales volumes as well as actual costs incurred. Activity in the reserve for product returns during the six months ended April 30, 2003 was as follows (in thousands):

                                                     BALANCE AT          CHARGED TO
                                                    BEGINNING OF          COSTS AND                         BALANCE AT END
                                                       PERIOD             EXPENSES        DEDUCTIONS          OF PERIOD
                                                    ------------         ----------       ----------        --------------
Warranty reserve.........................              $ 615                $ 301           $ (95)               $ 821
                                                       =====                =====           =====                =====

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    LEGAL PROCEEDINGS

         Intellectual Property Litigation

    On March 31, 2000, the Company filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral had infringed one of its patents (5,941,972, hereinafter the "972 patent") with some of their products. In September 2001, the jury found that the '972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of the Crossroads '972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, the Company was awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Chaparral appealed the judgment against it, contending that the '972 patent is invalid and not infringed. In February 2003, the Federal Circuit Court of Appeals affirmed the lower court ruling that Crossroads' patent was valid and willfully infringed by Chaparral, which must stop shipping all products that contain the Crossroads technology and pay Crossroads a royalty for prior shipments.

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

         Derivative State Action

    On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of its officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, the Company filed an answer and general denial to the derivative state action. The Company believes the allegations in the derivative state action are without merit and intends to defend itself vigorously. At this time, it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this action.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. STOCKHOLDERS' EQUITY

    TREASURY STOCK

    During the fiscal second quarter of 2003, the Company elected to retire all outstanding shares of treasury stock. Therefore, as of April 30, 2003, there was no treasury stock outstanding.

    DEFERRED STOCK BASED COMPENSATION

    Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years.

    Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    APRIL 30,              APRIL 30,
                                              ------------------      ------------------
                                               2002        2003        2002        2003
                                              ------      ------      ------      ------
Cost of revenue ........................      $   23      $    8      $   47      $   20
Sales and marketing ....................         102          33         291         110
Research and development ...............          96          78         175         172
General and administrative .............         765         147       1,720         456
                                              ------      ------      ------      ------
   Total stock-based compensation ......      $  986      $  266      $2,233      $  758
                                              ======      ======      ======      ======

    STOCK OPTION EXCHANGE PROGRAM

    On February 10, 2003, the Company completed a stock option exchange program offered to all eligible option holders. Under the exchange offer, eligible employees and non-employee members of the board of directors had the opportunity to tender for cancellation certain eligible stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. The number of shares subject to each new option was based on the exercise price of the exchanged option. If the exercise price per share of a returned option was $3.99 or less, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 3. If the exercise price per shares of a returned option was at least $4.00 but not more than $49.99, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 4. If the exercise price per share of a returned option was $50.00 or more, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 5.

    The Company accepted approximately 498,806 options for cancellation and exchange which equals approximately 10.7% of the total number of options eligible for exchange. While the executive officers and members of the board of directors were eligible to participate in the exchange program, none of them elected to participate in the program. The Company currently expects to grant approximately 97,626 new options, taking into consideration employee terminations since the cancellation date. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which is expected to be on or promptly after August 12, 2003. Crossroads does not expect to record any compensation expense as a result of the exchange program.


8. NET LOSS PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share," ("SFAS No. 128") basic and diluted net loss per share is computed by dividing the loss to common stockholders by the weighted average number of common shares

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


outstanding for the period, less shares subject to repurchase. Diluted loss per share is equivalent to basic loss per share because all common stock equivalents are antidilutive for all periods presented.

    Common stock equivalents consist of outstanding stock options. The total number of outstanding stock options excluded from the calculations of diluted net loss per common share were 5,711,149 and 6,868,248 as of April 30, 2002 and 2003, respectively.


9. RELATED PARTY TRANSACTIONS

    In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually and principal and accrued interest was due in one lump sum on July 1, 2002. The terms on this note have been extended to July 1, 2004 and the balance is approximately $67,000 as of April 30, 2003.


10. SUBSEQUENT EVENTS

    On May 19, 2003, the Company received a payment from Chaparral of approximately $0.2 million to substantially satisfy the damages judgment that was based on past sales of infringing products.

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


OVERVIEW

         We are a leading provider of enterprise data routing solutions for open system storage area networks, or SANs. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in SANs our storage routers:

        o   decrease congestion in the transfer of data within a network;

        o   reduce the time required to back up and restore data;

        o   improve utilization of storage resources; and

        o   preserve and enhance existing server and storage system investments.

    Our mission is to be the company customers trust to link business with information, regardless of technology or location. Our objective is to maintain our position as a leading provider of storage routing solutions as storage, server, and network technologies and markets continue to grow and evolve. The key elements of our strategy are to:

        o   solve customer storage issues;

        o   grow our current market position and expand into adjacent markets;
            and

        o increase our market leadership by continual investment in intellectual property.

    To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. For the six months ended April 30, 2002 and 2003, sales to our OEM customers accounted for 89% and 94% of our total revenue, respectively. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their SANs. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution.

    A significant portion of our revenue is concentrated among a small number of OEM customers, and the merger of Hewlett-Packard and Compaq has resulted in additional concentration. For the six months ended April 30, 2002 and 2003, StorageTek and Hewlett-Packard represented 74% and 85% of our total revenue, respectively. For the six months ended April 30, 2002 and 2003, our distribution channel, consisting of our distributors, value-added resellers or VARs and systems integrators, accounted for 11% and 6% of our total revenue, respectively. The level of sales to any single customer may vary and the loss or decrease in the level of sales to either of our significant customers would seriously harm our financial condition and results of operations. Fluctuations in revenue have resulted from, among other things, product and customer transitions, OEM qualification and testing and reduced IT spending rates. We expect that a significant portion of our future revenue will continue to come from sales of products to a relatively small number of customers.

    On a product basis, sales have shifted to our fifth generation of products, the 6000 and 10000, and to our embedded line of products. Sales of the 4100, 4200 and 4x50 product lines, accounted for approximately 52% and 25% of our product revenue during the six months ended April 30, 2002 and 2003, respectively. This decrease was partially offset by increased sales of fifth generation products, which accounted for approximately 12% and 36% of our product revenue during the six months ended April 30, 2002 and 2003, respectively. We anticipate that sales of our older products as a percentage of our total revenue will continue to decrease as we successfully transition our customers to our newer product platforms. Additionally, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent increase of, embedded routers shipped within tape libraries. These embedded routers are essentially the board component with the same functionality of our stand alone box products. Sales of our embedded products accounted for approximately 25% and 32% of our product revenue during the six months ended April 30, 2002 and 2003, respectively.

     In November 2002, we amended our existing licensing agreement with Hewlett-Packard. Pursuant to this amendment we have outsourced the manufacturing of our embedded routers to Hewlett-Packard. As a result, we will not carry the inventory and overhead costs of the hardware, and we will receive a royalty from Hewlett-Packard for licensing our technology, which will result in less aggregate revenue for us. However, even though total revenue from the sale of our embedded routers will be less in the future, our arrangement will have a positive impact on our gross margin. We believe this agreement will allow us to leverage the strengths of both companies including Hewlett-Packard's economies of scale in manufacturing and systems integration expertise and our technology and intellectual property. We are currently working under the new agreement and completed our transition during our fiscal second quarter of 2003.


RECENT EVENTS

    In May 2003, we named John Cummings our vice president of sales and business development. He has 24 years of sales, operations and business development experience. Prior to joining Crossroads, Mr. Cummings served as the worldwide senior vice president of sales and business development for ProvisionSoft, Inc., a leading provider of application-driven automated storage and server provisioning software. Mr. Cummings also worked for Sun Microsystems, Inc.
(Sun), where he held the title of Director of Sales for Financial Services (Northeast U.S.). While at Sun, Mr. Cummings played a central role in moving the sales focus to enterprise solutions for the insurance, securities and banking industries. Mr. Cummings has also held executive sales management and operations positions at such companies as SunGard Business Integration and Sangate Systems, Inc. He holds a bachelor of arts degree from the University of Massachusetts.

    In April 2003, we announced the general availability of the Crossroads ServerAttach(TM) SA20. The SA20 is designed to connect mid-range SCSI servers to Fibre Channel storage architectures, such as SANs, and is well suited for the small to medium business market. It complements the enterprise-class ServerAttach SA40 which we launched in December of 2002 to give customers a wider range of options for ServerAttach solutions.

    In April 2003, we announced a new channel program with Quantum Corp., a leading provider of data protection systems, that bundles Crossroads 2Gb Fibre Channel storage routers with Quantum ATL P-Series tape libraries to authorized solution providers. The combination of technologies increases SAN performance and is part of the Crossroads strategy to expand its market share in storage routing.

    In March 2003 we announced that we have entered into a reseller relationship with XIOtech Corporation for the Crossroads ServerAttach family of products. XIOtech focuses on enterprise-level customers worldwide in the healthcare and government markets.

BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

    In May 2002, our board of directors approved and the company subsequently completed a restructuring plan that reduced our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and to consolidate operations.

    Components of business restructuring expenses, asset impairments and the remaining restructuring accruals as of April 30, 2003 are as follows (in thousands):

                                                          EMPLOYEE
                                                         SEPARATION
                                            FACILITY      AND OTHER
                                             LEASE         COSTS         TOTAL
                                           ----------    ----------     -------
Balance as of October 31, 2002 .........    $ 1,957       $   326       $ 2,283

       Cash activity ...................       (128)         (136)         (264)
       Non-cash activity ...............         --            --            --
                                            -------       -------       -------
Balance as of January 31, 2003 .........      1,829           190         2,019
                                            -------       -------       -------
       Cash activity ...................       (154)         (140)         (294)
       Non-cash activity ...............       (140)           --          (140)
                                            -------       -------       -------
Balance as of April 30, 2003 ...........    $ 1,535       $    50       $ 1,585
                                            =======       =======       =======

    In March 2003, the Company signed an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. The Company decreased the restructuring accrual by approximately $0.1 million at April 30, 2003 for rent payments to be received during the initial twelve months of the sublease term. We will assess recoverability of these sublease payments on a quarterly basis.

    As of April 30, 2003, remaining cash expenditures resulting from the restructuring are estimated to be $1.6 million and relate primarily to facility lease abandonment losses. Excluding facility lease abandonment losses, these costs have been substantially incurred as of April 30, 2003. We have substantially completed our restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance future restructuring efforts will not be necessary.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, deferred taxes, warranty obligations, inventories, bad debts, facility lease abandonment losses associated with our restructuring and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

        o   Revenue recognition;

        o   Deferred taxes;

        o   Warranty obligations;

        o   Excess and obsolete inventories;

        o   Allowance for doubtful accounts;

        o   Facility lease abandonment losses; and

        o   Litigation

    Revenue recognition. With respect to sales of our products to the Original Equipment Manufacturer (OEM), we recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, collectibility is probable and risk of loss has passed to the OEM. Product sales to distributors, VARs and system integrators who do not have return rights are recognized upon shipment. To the extent that we sell products to distributors, VARs and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. Deferred revenue as of April 30, 2003 was approximately $0.5 million. As described above, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

    Deferred taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we change this valuation allowance in a period, we must include an expense within the tax provision in our statement of operations.

    Significant judgment is required in determining our deferred tax assets and liabilities and our valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to uncertainty surrounding our ability to generate taxable income in the near future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets, and our net deferred tax assets as of April 30, 2003 is zero.

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

    Facility lease abandonment losses. We vacated excess leased facilities as a result of the restructuring plan we initiated during fiscal 2002. We recorded an accrual of $2.1 million for the remaining lease liabilities of such vacated properties, leasehold improvements required to sublease the vacated space, as well as brokerage commissions. We estimated costs of vacating these leased facilities, including estimated costs to sublease, based on market information and trend analysis. Any sublease payments received by us are recorded as a reduction to this accrual based on the specified sublease terms. Actual results may differ from these estimates in the near term, and such differences could be material to our financial statements. In March 2003, the Company signed an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. The Company decreased the restructuring accrual by approximately $0.1 million at April 30, 2003 for rent payments to be received during the initial twelve months of the sublease term. We will assess recoverability of these sublease payments on a quarterly basis. Of the initial $2.1 million charge recorded during fiscal 2002, approximately $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the lease term, which ends April 15, 2006.

   Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. As of April 30, 2003, we have not accrued any costs associated with any pending or threatened litigation as no amounts have been deemed probable or reasonably estimable. However, any changes in the threatened or pending litigation could result in revisions to our estimates of the potential liability and could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS

    The following table sets forth our consolidated financial data for the periods indicated in thousands and expressed as a percentage of our total revenue. (Dollars in thousands):


                                                   THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                        APRIL 30,                                    APRIL 30,
                                        ------------------------------------------    -------------------------------------------
                                               2002                    2003                   2002                    2003
                                        ------------------     -------------------    ------------------      -------------------
Product revenue ....................    $  8,963      98.9 %   $  8,142       94.9 %  $ 17,997      98.6 %    $ 17,703       97.0 %
Royalty and other revenue ..........         101       1.1          437        5.1         264       1.4           548        3.0
                                        --------   -------     --------   --------    --------   -------      --------   --------

Total revenue ......................       9,064     100.0        8,579      100.0      18,261     100.0        18,251      100.0
Cost of revenue ....................       5,985      66.0        5,188       60.5      11,861      65.0        11,617       63.7
                                        --------   -------     --------   --------    --------   -------      --------   --------

Gross profit .......................       3,079      34.0        3,391       39.5       6,400      35.0         6,634       36.3

Operating expenses:
  Sales and marketing ..............       1,673      18.5          990       11.5       3,983      21.8         2,015       11.1
  Research and development .........       4,573      50.4        2,999       35.0       9,757      53.4         6,138       33.6
  General and administrative .......       2,473      27.3        1,503       17.5       4,942      27.1         3,147       17.2
  Business restructuring expense ...          --        --         (140)      (1.6)         --        --          (140)      (0.7)
  Amortization of intangibles ......          70       0.8           --         --         140       0.8           173        0.9
                                        --------   -------     --------   --------    --------   -------      --------   --------

    Total operating expenses .......       8,789      97.0        5,352       62.4      18,822     103.1        11,333       62.1
                                        --------   -------     --------   --------    --------   -------      --------   --------


Loss from operations ...............      (5,710)    (63.0)      (1,961)     (22.9)    (12,422)    (68.1)       (4,699)     (25.8)
                                        --------   -------     --------   --------    --------   -------      --------   --------

    Other income, net ..............         231       2.6          143        1.7         549       3.1           304        1.7
                                        --------   -------     --------   --------    --------   -------      --------   --------
Net loss ...........................    $ (5,479)    (60.4)%   $ (1,818)     (21.2)%  $(11,873)    (65.0)%    $ (4,395)     (24.1)%
                                        ========   =======     ========   ========    ========   =======      ========   ========

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2002 AND 2003

    Product revenue. Product revenue decreased 9.2% from approximately $9.0 million for the three months ended April 30, 2002 to approximately $8.1 million for the three months ended April 30, 2003. The decrease in product revenue was primarily related to higher product revenue in the three months ended April 30, 2002 as compared to the three months ended April 30, 2003, due to StorageTek's last time buy of discontinued products. In addition, we discontinued our reseller business relationship with Luminex Software (Luminex) in February 2003. During the three months ended April 30, 2002 and 2003, product sales to StorageTek were $3.0 million and $2.5 million, respectively, and product sales to Luminex were approximately $0.8 million and approximately $22,000, respectively. We have also seen channel product sales decrease from approximately $0.9 million to approximately $0.5 million for the three months ended April 30, 2002 and 2003, respectively. However, we continued to experience increased sales of our fifth generation products to Hewlett-Packard. During the three months ended April 30, 2002 and 2003, sales to Hewlett-Packard were $3.7 million and $4.6 million, respectively. Overall unfavorable macro-economic conditions and reduced IT spending rates worldwide have also contributed to a decrease in product revenue.

    In March 2002, we entered into an exclusive reseller business relationship with Luminex Software. Provided that Luminex met specified minimum purchase thresholds, Luminex would have the option to purchase the assets of our Oregon subsidiary and intellectual property related to the mainframe products, including the right to manufacture those products. Luminex met these minimum purchase thresholds, and we completed the sale of the Oregon business in February 2003.

    In November 2002, we amended our existing licensing agreement with Hewlett-Packard. Pursuant to this amendment we have outsourced the manufacturing of our embedded routers to Hewlett-Packard. As a result, we do not carry the inventory and overhead costs of the hardware, and we will receive a royalty from Hewlett-Packard for licensing our technology, which will result in less aggregate revenue for us. However, even though total revenue from the sale of our embedded routers will be less in the future, our arrangement will have a positive impact on our gross margin. We believe this agreement will allow us to leverage the strengths of both companies including Hewlett-Packard's economies of scale in manufacturing and systems integration expertise and our technology and intellectual property. We are currently working under the new agreement and will experience the full impact of this transition during our fiscal third quarter of 2003.

    Royalty and other revenue. Royalty and other revenue includes sales of service contracts, consulting fees and fees received from the licensing of other intellectual property. Service revenue is recognized over the service period. Royalty and other revenue increased 332.7% from approximately $0.1 million for the three months ended April 30, 2002 to approximately $0.4 million for the three months ended April 30, 2003. The increase in royalty and other revenue was primarily related to approximately $0.3 million in royalties earned during the three months ended April 30, 2003 under our amended licensing agreement with Hewlett-Packard.

    Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue decreased 13.3% from approximately $6.0 million for the three months ended April 30, 2002 to approximately $5.2 million for the three months ended April 30, 2003. The decrease in cost of revenue was due to decreases in volume and manufacturing cost savings.

    Gross profit increased 10.1% from approximately $3.1 million for the three months ended April 30, 2002 to approximately $3.4 million for the three months ended April 30, 2003. Gross profit margin increased from 34.0% for the three months ended April 30, 2002 to 39.5% for the three months ended April 30, 2003. This increase in gross margin is primarily attributable to our recent transition to a royalty-based sales model with Hewlett-Packard as well as a higher margin product mix from our fifth generation products.

    Under the terms of the amended agreement with Hewlett-Packard for our embedded products, we will continue to manufacture our stand-alone box versions of our fifth generation products for Hewlett-Packard, as well as for our other OEMs for whom we will also continue to manufacture our Crossroads branded solutions. We have seen a higher proportion of revenues being comprised of sales of the fifth generation products as we transition from our older product lines. The fifth generation products also provide a higher margin as compared to our older product lines due to their enhanced features and functionalities. Both of these factors should continue to have a positive impact on gross margin.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel, advertising programs, other promotional activities and stock-based compensation expenses. Sales and marketing expenses decreased 40.8% from $1.7 million for the three months ended April 30, 2002 to $1.0 million for the three months ended April 30, 2003. Stock based compensation expense was approximately $102,000 and $33,000 for the three months ended April 30, 2002 and 2003, respectively. The decrease in sales and marketing expenses was primarily due to our restructuring efforts during fiscal 2002, which resulted in approximately $0.2 million of decreased advertising and marketing expenses and approximately $0.2 million of decreased compensation expenses. Sales and marketing personnel totaled 21 at April 30, 2002 and 15 at April 30, 2003. This reduction in force combined with improved expense management efforts resulted in decreased corporate overhead allocations, travel and tradeshow expenditures. As a percentage of total revenue, sales and marketing expenses decreased from 18.5% for the three months ended April 30, 2002 to 11.5% for the three months ended April 30, 2003. We anticipate that sales and marketing expenses may increase as a percentage of total revenue, due to our ongoing sales and marketing efforts that are intended to broaden awareness of the benefits of our existing and recently introduced products, as well as the growth of our sales and marketing organization.

    Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development and stock-based compensation expenses. Research and development expenses decreased 34.4% from $4.6 million for the three months ended April 30, 2002 to $3.0 million for the three months ended April 30, 2003. Stock based compensation expense was approximately $96,000 and $78,000 for the three months ended April 30, 2002 and 2003, respectively. The decrease in research and development expenses was primarily due to our restructuring efforts during fiscal 2002, which resulted in approximately $0.8 million of decreased compensation expenses and overhead allocations. Research and development personnel totaled 77 at April 30, 2002 and 68 at April 30, 2003. As a percentage of total revenue, research and development expenses decreased from 50.4% for the three months ended April 30, 2002 to 35.0% for the three months ended April 30, 2003. We anticipate that research and development expenses may fluctuate as a percentage of total revenue, due to our continued development of our technologies and the expansion of our product offerings.

    General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, costs of our administrative, executive and information technology departments, as well as legal and accounting, insurance and stock-based compensation expenses. General and administrative expenses decreased 39.2% from $2.5 million for the three months ended April 30, 2002 to $1.5 million for the three months ended April 30, 2003. Stock based compensation expense was approximately $0.8 million and $0.1 million for the three months ended April 30, 2002 and 2003, respectively. The decrease in general and administrative expenses was primarily due to our restructuring efforts in fiscal 2002, which resulted in approximately $0.3 million of decreased depreciation expense and approximately $0.2 million of decreased compensation expense. General and administrative personnel totaled 30 at April 30, 2002 and 20 at April 30, 2003. As a percentage of total revenue, general and administrative expenses decreased from 27.3% for the three months ended April 30, 2002 to 17.5% for the three months ended April 30, 2003. We anticipate that general and administrative expenses may increase due to increased costs associated with the Sarbanes-Oxley Act of 2002 and related legislative and regulatory changes.

    Other income, net. Other income, net, consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was approximately $0.2 million and $0.1 million for the three months ended April 30, 2002 and 2003, respectively, representing 2.6% and 1.7% of total revenue, respectively. The decrease in other income, net was primarily due to decreased cash and cash equivalents and short-term investment balances and lower interest rates.


COMPARISON OF SIX MONTHS ENDED APRIL 30, 2002 AND 2003

    Product revenue. Product revenue decreased 1.6% from approximately $18.0 million for the six months ended April 30, 2002 to approximately $17.7 million for the six months ended April 30, 2003. The slight decrease in product revenue was primarily due to a decrease in revenue from StorageTek partially offset by an increase in revenue from Hewlett-Packard. The decrease in StorageTek's product revenue was related to higher product revenue in the six months ended April 30, 2002 as compared to the six months ended April 30, 2003, due to StorageTek's last time buy of discontinued products. The increase in revenue from Hewlett-Packard was due to the increase in sales of our fifth generation products for the six months ended April 30, 2003. During the six months ended April 30, 2002 and 2003, product sales to StorageTek were approximately $6.1 million and approximately $4.5 million, respectively, and sales to Hewlett-Packard were approximately $7.4 million and approximately $10.7 million, respectively. In addition, we discontinued our reseller business relationship with Luminex in February 2003 and have experienced a decrease in channel and second tier OEM product sales. During the six months ended April 30, 2002 and 2003, product sales to Luminex were approximately $1.3 million and approximately $0.3 million, respectively, and sales to channel and second tier OEM customers were approximately $2.8 million and approximately $1.6 million for the six months ended April 30, 2002 and 2003.

    In November 2002, we amended our existing licensing agreement with Hewlett-Packard. Pursuant to this amendment we have outsourced the manufacturing of our embedded routers to Hewlett-Packard. As a result, we do not carry the inventory and overhead costs of the hardware, and we will receive a royalty from Hewlett-Packard for licensing our technology, which will result in less aggregate revenue for us. However, even though total revenue from the sale of our embedded routers will be less in the future, our arrangement will have a positive impact on our gross margin. We believe this agreement will allow us to leverage the strengths of both companies including Hewlett-Packard's economies of scale in manufacturing and systems integration expertise and our technology and intellectual property. We are currently working under the new agreement and will experience the full impact of this transition during our fiscal third quarter of 2003.

    In March 2002, we entered into an exclusive reseller business relationship with Luminex Software. Provided that Luminex met specified minimum purchase thresholds, Luminex would have the option to purchase the assets of our Oregon subsidiary and intellectual property related to the mainframe products, including the right to manufacture those products. Luminex met these minimum purchase thresholds, and we completed the sale of the Oregon business in February 2003.

    Royalty and other revenue. Royalty and other revenue includes sales of service contracts, consulting fees and fees received from the licensing of other intellectual property. Service revenue is recognized over the service period. Royalty and other revenue increased 107.6% from approximately $0.3 million for the six months ended April 30, 2002 to approximately $0.5 million for the six months ended April 30, 2003. The increase in royalty and other revenue was primarily related to approximately $0.3 million in royalties earned during the three months ended April 30, 2003 under our amended licensing agreement with Hewlett-Packard.

    Cost of revenue and gross profit. Cost of revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, warranty costs and stock-based compensation expenses. Cost of revenue decreased 2.1% from approximately $11.9 million for the six months ended April 30, 2002 to approximately $11.6 million for the six months ended April 30, 2003. Stock based compensation was approximately $47,000 and approximately $20,000 for the six months ended April 30, 2002 and 2003, respectively. The decrease in cost of revenue was due to decreases in volume and manufacturing cost savings.

    Gross profit increased 3.7% from $6.4 million for the six months ended April 30, 2002 to approximately $6.6 million for the six months ended April 30, 2003. Gross profit margin increased from 35.0% for the six months ended April 30, 2002 to 36.3% for the six months ended April 30, 2003. This increase in gross margin is primarily attributable to our recent transition to a royalty-based sales model with Hewlett-Packard as well as a higher margin product mix from our fifth generation products.

    Under the terms of the amended agreement with Hewlett-Packard for our embedded products, we will continue to manufacture our stand-alone box versions of our fifth generation products for Hewlett-Packard, as well as for our other OEMs for whom we will also continue to manufacture our Crossroads branded solutions. We have seen a higher proportion of revenues being comprised of sales of the fifth generation products as we transition from our older product lines. The fifth generation products also provide a higher margin as compared to our older product lines due to their enhanced features and functionalities. Both of these factors should continue to have a positive impact on gross margin

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel, advertising programs, other promotional activities and stock-based compensation expenses. Sales and marketing expenses decreased 49.4% from approximately $4.0 million for the six months ended April 30, 2002 to approximately $2.0 million for the six months ended April 30, 2003. Stock-based compensation expense was approximately $0.3 million and approximately $0.1 million for the six months ended April 30, 2002 and 2003, respectively. The decrease in sales and marketing expenses was primarily due to our restructuring efforts during fiscal 2002, which resulted in approximately $0.2 million of decreased advertising and marketing expenses and approximately $0.8 million of decreased compensation expenses. Sales and marketing personnel totaled 21 at April 30, 2002 and 15 at April 30, 2003. This reduction in force combined with improved expense management efforts resulted in decreased corporate overhead allocations, travel and tradeshow expenditures. As a percentage of total revenue, sales and marketing expenses decreased from 21.8% for the six months ended April 30, 2002 to 11.1% for the six months ended April 30, 2003. We anticipate that sales and marketing expenses may increase as a percentage of total revenue, due to our ongoing sales and marketing efforts that are intended to broaden awareness of the benefits of our existing and recently introduced products, as well as the growth of our sales and marketing organization.

    Research and development. Research and development expenses consist primarily of salaries and other personnel-related costs, product development, prototype and stock-based compensation expenses. Research and development expenses decreased 37.1% from $9.8 million for the six months ended April 30, 2002 to $6.1 million for the six months ended April 30, 2003. Stock based compensation expense was approximately $0.2 million and $0.2 million for the six months ended April 30, 2002 and 2003, respectively. The decrease in research and development expenses was primarily due to our restructuring efforts during fiscal 2002, which resulted in approximately $1.0 million of decreased compensation expenses, decreased corporate overhead allocations of approximately $0.8 million and decreased prototype costs of approximately $0.9 million. Research and development personnel totaled 77 at April 30, 2002 and 68 at April 30, 2003. As a percentage of total revenue, research and development expenses decreased from 53.4% for the six months ended April 30, 2002 to 33.6% for the six months ended April 30, 2003. We anticipate that research and development expenses may fluctuate as a percentage of total revenue, due to our continued development of our technologies and the expansion of our product offerings.

    General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, costs of our administrative, executive and information technology departments, as well as legal and accounting, insurance and stock-based compensation expenses. General and administrative expenses decreased 36.3% from approximately $4.9 million for the six months ended April 30, 2002 to approximately $3.1 million for the six months ended April 30, 2003. Stock-based compensation expense was approximately $1.7 million and $0.5 million for the six months ended April 30, 2002 and 2003, respectively. The decrease in general and administrative expenses was primarily due to our restructuring efforts in fiscal 2002, which resulted in approximately $0.7 million of decreased depreciation expense and approximately $0.3 million of decreased compensation expense. General and administrative personnel totaled 30 at April 30, 2002 and 20 at April 30, 2003. As a percentage of total revenue, general and administrative expenses decreased from 27.1% for the six months ended April 30, 2002 to 17.2% for the six months ended April 30, 2003. We anticipate that general and administrative expenses may increase due to increased costs associated with the Sarbanes-Oxley Act of 2002 and related legislation and regulatory changes.

    Other income, net. Other income, net, consists primarily of interest income on short-term investments partially offset by interest expense. Other income, net was approximately $0.5 million and approximately $0.3 million for the six months ended April 30, 2002 and 2003, respectively, representing 3.1% and 1.7% of total revenue, respectively. The decrease in other income, net was primarily due to decreased cash and cash equivalents and short-term investment balances and lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

    The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

                                                         OCTOBER 31,    APRIL 30,
                                                            2002           2003
                                                         -----------    ---------
Cash and cash equivalents                                 $14,723        $16,396
Short-term investments                                    $19,588        $15,161
Working capital                                           $34,855        $31,180
Current ratio                                               4.9:1          4.8:1
Days of sales outstanding - for the quarter ended              64             35

    Our principal sources of liquidity at April 30, 2003 consisted of $16.4 million in cash and cash equivalents and $15.2 million in short-term investments.

    In May 2002, we renegotiated our line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matured on February 1, 2003 and we negotiated an extension for this line of credit. As of April 30, 2003, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

    As of April 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

    Cash utilized by operating activities was approximately $10.1 million for the six months ended April 30, 2002 as compared to approximately $0.5 million for the six months ended April 30, 2003. This decrease in net cash utilized was primarily due to a significant reduction in net loss for the six months ended April 30, 2003 as compared to the six months ended April 30, 2002. In addition, due to our revenue linearity and better than expected collection efforts, we experienced a significant decrease in accounts receivable during the six months ended April 30, 2003.

    Cash utilized by investing activities was approximately $22.7 million for the six months ended April 30, 2002 as compared to approximately $4.0 million provided by investing activities for the six months ended April 30, 2003. The increase in net cash provided by investing activities reflects the maturity of held-to-maturity investments, net of purchases, of approximately $4.4 million during the six months ended April 30, 2003, compared to the purchase of held-to-maturity investments of approximately $21.3 million during the six months ended April 30, 2002. Capital expenditures were $1.5 million and $0.6 million for the six months ended April 30, 2002 and 2003, respectively. These capital expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our ongoing research and development in developing our technologies and expanding our product offerings. We anticipate moderate additional capital expenditures through fiscal 2003, primarily to support our ongoing product development efforts.

    Cash utilized by financing activities was approximately $0.3 million for the six months ended April 30, 2002 as compared to approximately $1.8 million for the six months ended April 30, 2003. The increased utilization of net cash reflects the purchase of Crossroads' shares through our open market stock purchase program of approximately $1.8 million during the six months ended April 30, 2003, compared to approximately $0.7 million during the six months ended April 30, 2002.

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

STOCK REPURCHASE PROGRAM

    In September 2001, our board of directors authorized a stock repurchase program pursuant to which we were authorized to repurchase up to $5.0 million of our common stock in the open market. From September 2001 to April 2002, we repurchased 661,300 shares of our common stock at an aggregate purchase price of $2.1 million. In May 2002, our board of directors authorized the extension of our stock repurchase program and authorized the repurchase up to an additional $5.0 million worth of our common stock, for an aggregate amount of up to $7.1 million. From May 2002 through October 31, 2002, we repurchased 1,714,465 shares of our common stock at an aggregate purchase price of $1.7 million. In October 2002, our board of directors authorized the further extension of our stock repurchase program through the end of 2003. From November 2002 to April 30, 2003, we repurchased 1,682,000 shares of our common stock at an aggregate purchase price of $1.8 million. As of April 30, 2003, we had repurchased an aggregate of 4,057,765 shares of our common stock for an aggregate purchase price of $5.6 million under our stock repurchase program.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

    We lease office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. In April 2000, we relocated our headquarters in accordance with an agreement to lease approximately 63,548 square feet of administrative office space in Austin, Texas. The term of the lease agreement is six years, from April 1, 2000 through April 15, 2006, and represents a lease commitment of approximately $1.8 million per year through the lease term. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $250,000, which is secured by a $3.0 million line of credit.

    The following summarizes our contractual cash obligations as of April 30, 2003 (in thousands):

                                                        PAYMENTS DUE BY PERIOD
                                 --------------------------------------------------------------------
                                               LESS THAN                                    MORE THAN
                                  TOTAL          1 YEAR       1-3 YEARS      3-5 YEARS       5 YEARS
                                 -------       ---------      ---------      ---------      ---------
Operating leases ........        $ 5,846        $ 1,038        $ 4,808        $    --        $    --
                                 =======        =======        =======        =======        =======

RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 states that companies that issue financial instruments that have characteristics of both liabilities and equity will have to determine if the instrument should be classified as a liability or equity for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FASB No. 150 to have a material effect on our operating results or financial condition.

    SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its operating results or financial condition.

    In January 2003, the FASB issued FASB Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on our operating results or financial condition.

    In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No.00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No.00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, The provisions of EITF Issue No.00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on our operating results or financial condition.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Crossroads and our business. These factors include, but are not limited to the potential for significant losses to continue; our inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; class action securities litigation; overall market performance; limited product lines; limited number of OEM customers; lengthy OEM product qualification process; competition; delays in research and development; inventory risks; the loss of our primary contract manufacturers; risks of delay or poor execution from a variety of sources; inventory risks; limited resources; pricing; dependence upon key personnel; product liability claims; the inability to protect our intellectual property rights; concentration of ownership; volatility of stock price; and the impact on our results or operations due to changes in accounting standards. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

WE HAVE INCURRED SIGNIFICANT LOSSES AND NEGATIVE CASH FLOW, WE EXPECT FUTURE LOSSES AND NEGATIVE CASH FLOW, AND WE MAY NEVER BECOME PROFITABLE OR CASH FLOW POSITIVE.

    We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of April 30, 2003, we had an accumulated deficit of $145.4 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become cash flow positive. Although we engaged in a restructuring plan in 2002 pursuant to which we significantly reduced our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability or cash flow.

DUE TO THE UNCERTAIN AND SHIFTING DEVELOPMENT OF THE STORAGE AREA NETWORK MARKET, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

    We have generated product revenue for approximately six years and, thus, we have only a limited history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the storage area network market in which we sell our products, the current weak economic environment which has resulted in decreased corporate IT spending and other factors that are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenue.

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

        o   the successful launch and customer acceptance of our new products;

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


GLOBAL ECONOMIC CONDITIONS MAY CONTINUE TO ERODE, WHICH MIGHT NEGATIVELY IMPACT US AND THE PRICE OF OUR COMMON STOCK.

    The macroeconomic environment and capital spending on information technology have continued to erode, resulting in continued uncertainty in our revenue expectations. The operating results of our business depend on the overall demand for storage area network products. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, continued soft demand for storage area network products caused by a weakening economy and budgetary constraints have resulted in decreased revenue. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which has been more adversely impacted by the current weak economic environment. Customers may continue to defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve, resulting in a continued decrease in our product revenue.

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

    o   the possibility that new products may erode our current products;

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

OUR BUSINESS IS DEPENDENT ON THE STORAGE AREA NETWORK MARKET WHICH IS UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

    Fibre channel-based SANs, were first deployed in 1997. However, the market for SANs and related storage router products has only recently begun to develop and is slowly evolving. Because this market is growing at a relatively slow pace, it is difficult to predict its potential size or future growth rate. Substantially all of our products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations' computing systems is critical to our future success. Most of the organizations that would be likely to purchase our products have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs, particularly in the current economic environment. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

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

    We currently have a limited number of products that we sell in commercial quantities. Our future growth and competitiveness will depend greatly on the market acceptance of our newly introduced product lines, including the 6000 and 10000 storage routers as well as the ServerAttach line of products which were released in 2002. While we have recently begun to receive revenue from the sale of our 6000, 10000 and ServerAttach line of products, their market acceptance remains uncertain. If any of these products do not achieve sufficient market acceptance, our future growth prospects could be seriously harmed. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance.

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

    In fiscal 2000, 2001, 2002, and the six months ended April 30, 2003, approximately 77%, 70%, 78% and 85% of our total revenue, respectively, was derived from six customers or less. In fiscal 2002, Hewlett-Packard and StorageTek represented 51% and 24% of our total revenue, respectively. For the six months ended April 30, 2003, Hewlett-Packard and StorageTek represented 61% and 25% of our total revenue, respectively. In May 2002, the merger between Hewlett-Packard and Compaq was consummated which significantly increased our customer concentration. If we experience any adverse effect of the acquisition of Compaq by Hewlett-Packard, including the risks due to the increase in customer concentration or any change in product focus or strategy which adversely affects anticipated revenue or margins or our overall relationship with the newly combined company, our results of operations and future prospects will suffer. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

    In traditional computer networks, system backup is accomplished by transferring data from applications and databases through the servers used in the network to tape drives or other media where the data is safely stored. Tape storage devices generally rely on a SCSI connection to interface with the server in receiving and transmitting data. Our routers enable these SCSI-based storage devices to interface with the fibre channel-based devices of the SAN. Because our routers allow communication between SCSI storage devices and a fibre channel SAN, organizations are able to affect their backup processes over the SAN rather than through the computer network, enabling the servers of the network to remain available for other computing purposes. We currently derive the majority of our revenue from sales of storage routers that are used to connect SCSI-based tape storage systems with SANs. The introduction of tape storage systems that incorporate fibre channel interfaces would enable tape storage devices to communicate directly with SANs, without using storage routers. We are aware that a number of manufacturers of storage systems, including several of our current customers, are developing tape storage systems with embedded fibre channel interfaces, with products in the market today. If these or other manufacturers are successful in fibre channel-based storage systems, demand for our storage router products would be materially reduced and our revenue would decline.

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

    We rely on a limited number of contract manufacturers, primarily Solectron, to assemble the printed circuit board for our current shipping programs, including our 4x50, 6000 and 10000. We generally place orders for products with Solectron approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. Solectron has not provided assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

WE HAVE ENGAGED IN RESTRUCTURING EFFORTS IN 2002 WHICH HAVE REDUCED OUR SALES AND MARKETING ORGANIZATION FROM 21 EMPLOYEES TO 15 EMPLOYEES, A REDUCTION OF 29%. THIS REDUCTION IN OUR SALES AND MARKETING FORCE MAY DECREASE OUR ABILITY TO AGGRESSIVELY TARGET NEW MARKETS.

    In May 2002, we had a reduction in force which impacted our sales and marketing organization significantly. While we feel that our sales and marketing organization is sufficient to support our current products and customer base, the current size of our sales and marketing organization may prohibit us from actively pursuing new markets or opportunities. For example, we believe that enhancing our sales and marketing efforts will be key to our ability to achieve widespread customer penetration for our ServerAttach product line, which is critical to our future growth prospects.

OUR PLANS TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS TO MARKET REQUIRE COORDINATION ACROSS OUR SUPPLIERS AND MANUFACTURERS, WHICH EXPOSE US TO RISKS OF DELAY OR POOR EXECUTION FROM A VARIETY OF SOURCES.

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

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

    The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ADIC through their acquisition of Pathlight in 2001, ATTO and Chaparral Network Storage. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We expect to face competition in the future from OEMs, including our customers and potential customers, LAN router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of fibre channel switches or directors could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially, if one of our OEMs begins to manufacture our higher end storage routers. While we do not currently face significant direct competition for our ServerAttach(TM) products, we anticipate we will see increased competition as this market develops.

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

WE HAVE LICENSED OUR STORAGE ROUTER TECHNOLOGY TO A KEY CUSTOMER, WHICH MAY ENABLE THIS CUSTOMER TO COMPETE WITH US.

    In November 2002, we amended our existing licensing agreement with Hewlett-Packard. Pursuant to this amendment we have outsourced the manufacturing of our embedded routers to Hewlett-Packard. As a result, we do not carry the inventory and overhead costs of the hardware, and we will receive a royalty from Hewlett-Packard for licensing our technology, which will result in less aggregate revenue for us. However, even though total revenue from the sale of our embedded routers will be less in the future, our arrangement will have a positive impact on per unit gross margin. We believe this agreement will allow us to leverage the strengths of both companies including Hewlett-Packard's economies of scale in manufacturing and systems integration expertise and our software, value-added applications and intellectual property. We are currently working under the new agreement and will experience the full effect of our transition the manufacturing of our embedded solutions during our fiscal third quarter of 2003. Hewlett-Packard has vastly greater resources and distribution capabilities than we do, and therefore, it could establish market acceptance in a relatively short time frame for any competitive products that it may introduce using our licensed technologies, which, in turn, would reduce demand for our products from Hewlett-Packard and could reduce demand for our products from other customers.

WE EXPECT UNIT PRICES OF SOME OF OUR PRODUCTS TO DECREASE OVER TIME, AND IF WE CANNOT INCREASE OUR SALES VOLUMES, OUR REVENUE WILL DECLINE.

    As storage networking continues to mature as an industry, we have seen a trend towards simplification of devices. The impact of this trend on our business has been the push for, and subsequent ramp of embedded routers being shipped with tape libraries. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. As our mix shifts from box routers to embedded routers, we will see a reduction in average price per unit and revenue will decline if volume does not increase. To date, some of our agreements with OEM customers, including our largest customer, provide for quarterly reductions in pricing on a product-by-product basis, with the actual discount determined according to the volume potential expected from the customer, the OEM's customer base, the credibility the OEM may bring to our solution, additional technology the OEM may help us incorporate with our product, and other Crossroads products the OEM supports. Notwithstanding, the decreases in our average selling prices of our older products generally have been partially offset by higher average selling prices for our newer products, as well as sales to distributors, VARs and system integrators where price decreases are not generally required. Nonetheless, we could experience declines in our average unit selling prices for our products in the future, especially if our newer products do not receive broad market acceptance. In addition, declines in our average selling prices may be more pronounced should we encounter significant pricing pressures from increased competition within the storage router market.

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

    We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of the services of any of our key employees or key management, particularly after we eliminated several management positions and reallocated those responsibilities among the remaining management, would harm our business. Additionally, our inability to attract or retain qualified personnel in the future or any delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

    As we have discussed elsewhere in this report, we have engaged in lengthy and costly litigation regarding our '972 patent. While we have prevailed to date in these cases, we cannot assure you that we would prevail in any future effort to enforce our rights in the '972 patent.

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

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

    Our executive officers and directors, and their affiliates, beneficially own a significant portion of the total voting power of our company, as of April 30, 2003. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our ongoing open market stock repurchase program has also increased the control our affiliates have over us. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

OUR STOCK PRICE MAY BE VOLATILE.

    The market price of our common stock has been volatile in the past and may be volatile in the future. For example, since May 1, 2002, the market price of our common stock as quoted on the NASDAQ National Market System fluctuated between $0.38 and $2.25. The market price of our common stock may be significantly affected by the following factors:

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

    o distributions by Austin Ventures of our common stock to their limited partners;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a description of the Company's market risks, see "Item 7 - Management's Discussion and analysis of Financial Condition and Results of Operations - Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

    (a)  Evaluation of disclosure controls and procedures.

    Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

    (b)  Changes in internal controls

    There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of evaluation by our CEO and CFO.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Intellectual Property Litigation

    On March 31, 2000, the Company filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral had infringed one of its patents (5,941,972, hereinafter the "972 patent") with some of their products. In September 2001, the jury found that the '972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of the Crossroads '972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, the Company was awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Chaparral appealed the judgment against it, contending that the '972 patent is invalid and not infringed. In February 2003, the Federal Circuit Court of Appeals recently affirmed the lower court ruling that Crossroads' patent was valid and willfully infringed by Chaparral, which must stop shipping all products that contain the Crossroads technology and pay Crossroads a royalty for prior shipments. On May 19, 2003, the Company received a payment from Chaparral of approximately $0.2 million to substantially satisfy the damages judgment that was based on past sales of infringing products.

     There have been no other changes in our legal proceedings since the Company's quarterly report on Form 10-Q filed for the first fiscal quarter of 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on March 27, 2003, our stockholders voted on the following matters:

         (1) The election of two Class II directors to serve until our 2006 annual meeting or until his or her successor has been elected and qualified. The nominees of the board of directors were elected by the following vote:

                                                  In Favor                      Withheld
Richard D. Eyestone                               18,311,790                    395,203
William P. Wood                                   18,310,020                    396,973

         (2) The approval of the appointment of KPMG LLP as independent auditors for the fiscal year ending October 31, 2003. The appointment was approved by a vote of 18,338,060 shares in favor, 353,964 shares opposed and 14,969 shares abstaining.


ITEM 5. OTHER INFORMATION

    On June 9, 2003, Austin Ventures (AV), an early investor in Crossroads, distributed 600,000 shares of Crossroads common stock to limited and general partners. According to AV, the distribution was made based on contractual obligations under AV's agreements with its partners. Following this distribution, AV will hold approximately 2.1 million shares of Crossroads common stock. AV has not made any determination as to the timing or amounts of any future distribution of Crossroads stock held by its funds.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         During the fiscal quarter ended April 30, 2003, Crossroads filed the following current report on Form 8-K:

         o We filed a Form 8-K dated February 12, 2003 announcing that our board of directors appointed KPMG LLP to serve as our independent public accountants and dismissed our former independent public accountants, PricewaterhouseCoopers LLP.

         o We filed a Form 8-K/A dated February 12, 2003 announcing that the appointment of KPMG LLP to serve as our independent public accountants had become effective.

                                   SIGNATURES




    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CROSSROADS SYSTEMS, INC.


               June 13, 2003       /s/ Brian R. Smith
               -------------       ---------------------------------------------
                  (Date)           Brian R. Smith
                                   Chief Executive Officer
                                   (Principal Executive Officer)



               June 13, 2003       /s/ Andrea C. Wenholz
               -------------       ---------------------------------------------
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

    Date:  June 13, 2003



                                           /s/ Brian R. Smith
                                           -------------------------------------
                                           Brian R. Smith
                                           Chairman of the Board, President and
                                            Chief Executive Officer

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


    Date:  June 13, 2003

                                      /s/ Andrea C. Wenholz
                                      ------------------------------------------
                                      Andrea C. Wenholz
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
         99.1     Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002