Form 10-Q
period 2003-07-31
CROSSROADS SYSTEMS INC
filed 2003-09-12
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

     As of September 12, 2003 Registrant had outstanding 24,335,968 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                           QUARTER ENDED JULY 31, 2003

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of October 31, 2002 and
             July 31, 2003................................................................        2

           Condensed Consolidated Statements of Operations for the three and nine months
             ended July 31, 2002 and 2003.................................................        3

           Condensed Consolidated Statements of Cash Flows for the nine months ended
             July 31, 2002 and 2003.......................................................        4

           Notes to Condensed Consolidated Financial Statements...........................        5

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................................       13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................       35

Item 4.    Controls and Procedures........................................................       35

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................       36

Item 2.    Changes in Securities and Use of Proceeds......................................       36

Item 3.    Defaults Upon Senior Securities................................................       36

Item 4.    Submission of Matters to a Vote of Security Holders............................       36

Item 5.    Other Information..............................................................       36

Item 6.    Exhibits and Reports on Form 8-K...............................................       37

SIGNATURES................................................................................       38


PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      OCTOBER 31,      JULY 31,
                                                                                         2002            2003
                                                                                      -----------     ---------
                                        ASSETS
Current assets:
      Cash and cash equivalents ..................................................     $  14,723      $  13,676
      Short-term investments .....................................................        19,588         16,346
                                                                                       ---------      ---------
             Total cash, cash equivalents and short-term investments .............        34,311         30,022
      Accounts receivable, net of allowance for doubtful
        accounts of $277 and $247, respectively ..................................         5,721          2,728
      Inventories, net ...........................................................         2,767          2,209
      Prepaids and other current assets ..........................................           956            919
                                                                                       ---------      ---------
             Total current assets ................................................        43,755         35,878

Notes receivable from related party ..............................................            63             68
Property and equipment, net ......................................................         6,106          3,886
Intangibles, net .................................................................           173             --
Other assets .....................................................................           362            345
                                                                                       ---------      ---------
             Total assets ........................................................     $  50,459      $  40,177
                                                                                       =========      =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...........................................................     $   3,839      $   1,591
      Accrued expenses ...........................................................         3,719          2,356
      Accrued warranty costs .....................................................           615            802
      Deferred revenue ...........................................................           727            500
                                                                                       ---------      ---------
             Total current liabilities ...........................................         8,900          5,249
Commitments and contingencies (Note 6)
Stockholders' equity:
      Common stock, $.001 par value, 175,000,000 shares authorized,
        25,870,508 and 24,287,216 shares issued and outstanding, respectively ....            26             24
      Additional paid-in capital .................................................       183,253        182,383
      Deferred stock-based compensation ..........................................          (311)          (326)
      Notes receivable from stockholders .........................................          (126)            --
      Accumulated deficit ........................................................      (141,024)      (147,153)
      Treasury stock at cost (469,237 and 0 shares, respectively) ................          (259)            --
                                                                                       ---------      ---------
             Total stockholders' equity ..........................................        41,559         34,928
                                                                                       ---------      ---------
             Total liabilities and stockholders' equity ..........................     $  50,459      $  40,177
                                                                                       =========      =========


See accompanying notes to unaudited condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 JULY 31,                            JULY 31,
                                                      ------------------------------      ------------------------------
                                                          2002              2003              2002              2003
                                                      ------------      ------------      ------------      ------------
Revenue:
     Product ....................................     $      7,341      $      3,741      $     25,338      $     21,444
     Royalty and other ..........................              154             1,876               418             2,424
                                                      ------------      ------------      ------------      ------------
                     Total revenue ..............            7,495             5,617            25,756            23,868

Cost of revenue:
     Product ....................................            5,045             2,547            16,823            14,018
     Royalty and other ..........................               45                91               128               237
                                                      ------------      ------------      ------------      ------------
                     Total cost of revenue ......            5,090             2,638            16,951            14,255
                                                      ------------      ------------      ------------      ------------

Gross profit ....................................            2,405             2,979             8,805             9,613
                                                      ------------      ------------      ------------      ------------

Operating expenses:
     Sales and marketing expense ................            1,090             1,018             5,073             3,033
     Research and development expense ...........            3,629             2,925            13,386             9,063
     General and administrative expense .........            1,202             1,136             6,144             4,283
     Business restructuring expense .............            3,667              (201)            3,667              (341)
     Impairment of assets .......................            1,208                --             1,208                --
     Amortization of intangibles ................               70                --               210               173
                                                      ------------      ------------      ------------      ------------
                     Total operating expenses ...           10,866             4,878            29,688            16,211
                                                      ------------      ------------      ------------      ------------

Loss from operations ............................           (8,461)           (1,899)          (20,883)           (6,598)

     Other income, net ..........................              232               164               781               468
                                                      ------------      ------------      ------------      ------------

Net loss ........................................     $     (8,229)     $     (1,735)     $    (20,102)     $     (6,130)
                                                      ============      ============      ============      ============

Basic and diluted net loss per share ............     $      (0.31)     $      (0.07)     $      (0.74)     $      (0.25)
                                                      ============      ============      ============      ============
Shares used in computing basic and
     diluted net loss per share .................       26,901,218        24,190,122        27,147,287        24,478,962
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                           NINE MONTHS ENDED
                                                                                                JULY 31,
                                                                                         ----------------------
                                                                                           2002          2003
                                                                                         --------      --------
Cash flows from operating activities:
       Net loss ....................................................................     $(20,102)     $ (6,130)
       Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation ...........................................................        4,513         2,775
            Amortization of intangibles ............................................          210           173
            Non cash restructuring charges .........................................        2,561            --
            Non cash impairment charges ............................................        1,208            --
            Loss on disposal of fixed assets .......................................           --            61
            Stock based compensation ...............................................        2,546           955
       Changes in assets and liabilities:
            Accounts receivable ....................................................         (319)        2,993
            Inventories ............................................................         (730)          558
            Prepaids and other current assets ......................................          538            37
            Accounts payable .......................................................       (3,354)       (2,248)
            Accrued expenses and other .............................................       (1,839)       (1,391)
                                                                                         --------      --------
                           Net cash used in operating activities ...................      (14,768)       (2,217)
                                                                                         --------      --------
Cash flows from investing activities:
       Purchase of property and equipment ..........................................       (1,722)         (614)
       Purchase of held to maturity investments ....................................      (22,288)      (12,545)
       Maturity of held to maturity investments ....................................           --        15,787
       Payment of note receivable from stockholders ................................          194           126
                                                                                         --------      --------
                           Net cash provided by (used in) investing activities .....      (23,816)        2,754
                                                                                         --------      --------
Cash flows from financing activities:
       Proceeds from issuance of common stock ......................................          439           399
       Purchase of common stock under open market
            stock purchase program .................................................       (1,629)       (1,983)
                                                                                         --------      --------
                           Net cash used in financing activities ...................       (1,190)       (1,584)
                                                                                         --------      --------
Net decrease in cash and cash equivalents ..........................................      (39,774)       (1,047)
Cash and cash equivalents, beginning of period .....................................       43,686        14,723
                                                                                         --------      --------
Cash and cash equivalents, end of period ...........................................     $  3,912      $ 13,676
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying Condensed Consolidated Financial Statements for Crossroads Systems, Inc. (collectively with its wholly-owned subsidiaries, Crossroads or the Company) include all adjustments, consisting only of normal recurring items, necessary to present fairly its financial position as of October 31, 2002 and July 31, 2003, its results of operations for the three and nine month periods ended July 31, 2002 and 2003, and its cash flows for the nine month periods ended July 31, 2002 and 2003. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the three and nine months ended July 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     The accompanying financial data as of July 31, 2003, and for the three and nine month periods ended July 31, 2002 and 2003, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2002, included in our Annual Report on Form 10-K.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     As defined by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one disclosable segment, using one measurement of profitability for its business.

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

     Royalty and other revenue includes licensing of intellectual property (IP), royalty payments, sales of service contracts and consulting fees. IP licensing arrangements usually consist of upfront nonrefundable fees including payments relating to past sales of licensee products or payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, the Company records revenue from upfront nonrefundable IP license fees. Service revenue is recognized over the service period.

          Warranty Costs

     The Company provides for the estimated cost to repair or replace products under warranty and technical support costs when the related product revenue is recognized. The Company warrants products for a period from 12 to 39 months following the sale of its products. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

          Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 states that companies that issue financial instruments that have characteristics of both liabilities and equity will have to determine if the

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


instrument should be classified as a liability or equity for financial instruments entered into or modified after May 31, 2003. The adoption of FASB No. 150 did not have a material effect on the Company's operating results or financial condition.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's operating results or financial condition.

     In January 2003, the FASB issued FASB Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's operating results or financial condition.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No.00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No.00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, The provisions of EITF Issue No.00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's operating results or financial condition.

     As of July 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 8 of our Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation (in thousands, except share data):


                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           JULY 31,                    JULY 31,
                                                                     ---------------------      ----------------------
                                                                       2002          2003         2002          2003
                                                                     --------      -------      --------      --------
Net loss, as reported ..........................................     $ (8,229)     $(1,735)     $(20,102)     $ (6,130)
Stock based employee compensation expense
     included in reported net loss .............................          313          197         2,546           955
Stock based employee compensation expense
     determined under fair value based method for all awards ...       (4,876)      (3,406)      (13,647)      (11,385)
                                                                     --------      -------      --------      --------
Pro forma net loss .............................................     $(12,792)     $(4,944)     $(31,203)     $(16,560)
                                                                     ========      =======      ========      ========
Net loss per share:
     Basic and diluted - as reported ...........................     $  (0.31)     $ (0.07)     $  (0.74)     $  (0.25)
     Basic and diluted - pro forma .............................     $  (0.48)     $ (0.20)     $  (1.15)     $  (0.68)

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2. INVENTORIES

    Inventories, net consist of the following (in thousands):


                                                                              OCTOBER 31,    JULY 31,
                                                                                 2002          2003
                                                                              -----------    --------
Raw materials .............................................................     $ 2,089      $ 1,722
Work-in-process ...........................................................          --           60
Finished goods ............................................................       1,667        1,232
                                                                                -------      -------
                                                                                  3,756        3,014
                     Less: Allowance for excess and obsolete inventory ....        (989)        (805)
                                                                                -------      -------
                                                                                $ 2,767      $ 2,209
                                                                                =======      =======


3. CONCENTRATIONS

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality short-term instruments.

     The Company's sales are primarily concentrated in the United States and are primarily derived from sales to OEMs in the computer storage and server industry. Revenue is concentrated with several major customers. The loss of a major customer, a change of suppliers or a significant technological change in the industry could affect operating results adversely. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The percentage of sales to significant customers was as follows:


                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                  JULY 31,                 JULY 31,
                            -------------------      ------------------
                              2002        2003        2002        2003
                            -------      ------      ------      ------
Compaq (pre-merger)* ...       24.6%         --        14.5%         --
StorageTek .............        8.9%       15.4%       26.4%       22.6%
HP (pre-merger)* .......       39.0%         --        32.7%         --
HP * ...................         --        63.5%         --        61.2%


     * In May 2002, HP completed its acquisition of Compaq. These percentages reflect sales to HP and Compaq prior to the merger and sales to the combined company after the merger.

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


4. BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

     In May 2002, the Company completed a restructuring plan that reduced its workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down its infrastructure and to consolidate operations.

     Components of business restructuring expenses and the remaining restructuring accruals as of July 31, 2003 are as follows (in thousands):


                                                    EMPLOYEE
                                                   SEPARATION
                                       FACILITY    AND OTHER
                                        LEASE        COSTS       TOTAL
                                       --------    ----------   -------
Balance as of October 31, 2002 ...     $ 1,957      $ 326      $ 2,283

          Cash activity ..........        (128)      (136)        (264)
          Non-cash activity ......          --         --           --
                                       -------      -----      -------
Balance as of January 31, 2003 ...       1,829        190        2,019
                                       -------      -----      -------

          Cash activity ..........        (154)      (140)        (294)
          Non-cash activity ......        (140)        --         (140)
                                       -------      -----      -------
Balance as of April 30, 2003 .....       1,535         50        1,585
                                       -------      -----      -------

          Cash activity ..........        (198)       (50)        (248)
          Non-cash activity ......        (201)        --         (201)
                                       -------      -----      -------
Balance as of July 31, 2003 ......     $ 1,136      $  --      $ 1,136
                                       -------      -----      -------


    The entire accrual amount relates to remaining payments to be made for lease abandonment losses. In March 2003, the Company signed an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. A second agreement to sublease

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


a portion of its abandoned properties was signed in May 2003. The anticipated rent payments from the second sublease are approximately $0.1 million through January 2006.

     The Company reduced the restructuring accrual by approximately $140,000 at March 31, 2003 and by another $49,000 at July 31, 2003 for rent payments to be received during the initial twelve months of each sublease term, respectively. The Company will assess recoverability of these sublease payments on a quarterly basis.

     As of July 31, 2003, remaining cash expenditures resulting from the restructuring are estimated to be approximately $1.1 million and relate to facility lease abandonment losses only. During the third fiscal quarter, the Company adjusted this accrual to reflect $0.1 million in construction cost savings and $0.1 million in leasing fee savings. The Company has substantially completed their restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance future restructuring efforts will not be necessary.


5. LINE OF CREDIT

     The Company carries a line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit will mature on June 14, 2004. As of July 31, 2003, there were no borrowings outstanding under this revolving line of credit.


6. COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases its facility and certain equipment under various operating lease agreements expiring on various dates through April 2006. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $250,000, which is secured by the $3.0 million line of credit. Future minimum lease payments under all non-cancelable operating leases as of July 31, 2003 were approximately $5.3 million. In addition to base rent on its facilities lease, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities' operating expenses.

     As of July 31, 2003, the Company had a facility lease losses reserve, related to future facility lease commitments of approximately $1.1 million of space abandoned as part of the Company's restructuring plan.

     GUARANTEES AND PRODUCT WARRANTIES

     FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of July 31, 2003, the Company's guarantees that were issued or modified after December 31, 2002, were not material.

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

     Activity in the reserve for product returns during the nine months ended July 31, 2003 was as follows (in thousands):


                      BALANCE AT   CHARGED TO                        BALANCE AT
                      OCTOBER 31,  COSTS AND                          JULY 31,
                         2002       EXPENSES         DEDUCTIONS         2003
                      -----------  ----------        ----------      ----------
Warranty reserve             $615        $290             $(103)           $802
                      ===========  ==========        ==========      ==========

     LEGAL PROCEEDINGS

          Intellectual Property Litigation

     On March 31, 2000, the Company filed a lawsuit against Chaparral Network Storage, Inc. ("Chaparral") alleging that Chaparral had infringed one of its patents (5,941,972, hereinafter the 972 patent) with some of their products.
In September 2001, the jury found that the '972 patent was valid and that all of Chaparral's RAID and router products that contained LUN Zoning had infringed all claims of the Crossroads '972 patent. The federal judge in this matter issued a permanent injunction against Chaparral from manufacturing any RAID or router product that contained LUN Zoning or access controls and assessed punitive damages. As a result, the Company was awarded damages with a royalty amount of 5% for Chaparral's router product line and 3% for their RAID product line. Chaparral appealed the judgment against it, contending that the '972 patent is invalid and not infringed. In February 2003, the Federal Circuit Court of Appeals affirmed the lower court ruling that Crossroads' patent was valid and willfully infringed by Chaparral, which must stop shipping all products that contain the Crossroads technology and pay Crossroads a royalty for prior shipments.

     On May 19, 2003, the Company received a payment from Chaparral of approximately $0.2 million to substantially satisfy the damages judgment.

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

          Derivative State Action

     On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of its officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, the Company filed an answer and general denial to the derivative state action. In April 2003, the parties reached a tentative agreement to settle the derivative litigation. The settlement has not yet been approved by the district court. Consequently, it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this action.

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


7. STOCKHOLDERS' EQUITY

     TREASURY STOCK

     During the fiscal second quarter of 2003, the Company elected to retire all outstanding shares of treasury stock. Therefore, as of July 31, 2003, there was no treasury stock outstanding.

     DEFERRED STOCK-BASED COMPENSATION

     Deferred compensation represents, for accounting purposes, the difference between the deemed fair value of the common stock underlying these options and their exercise price on the date of grant. The difference has been recorded as deferred stock-based compensation and is being amortized over the vesting period of the applicable options, typically four years.

     Stock-based compensation for the periods indicated was allocated as follows (in thousands):

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   JULY 31,              JULY 31,
                                              ------------------    -----------------
                                               2002       2003       2002       2003
                                              ------      ------    ------      -----
Cost of revenue                                 $ 20      $  3      $   67      $  23
Sales and marketing                              106         5         397        115
Research and development                         100        65         275        237
General and administrative                        87       124       1,807        580
                                              ------      ------    ------      -----
  Total stock-based compensation                $313      $197      $2,546      $ 955
                                              ======      ======    ======      =====

     STOCK OPTION EXCHANGE PROGRAM

     On February 10, 2003, the Company completed a stock option exchange program offered to all eligible option holders. Under the exchange offer, eligible employees and non-employee members of the board of directors had the opportunity to tender for cancellation certain eligible stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. The number of shares subject to each new option was based on the exercise price of the exchanged option. If the exercise price per share of a returned option was $3.99 or less, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 3. If the exercise price per share of a returned option was at least $4.00 but not more than $49.99, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 4. If the exercise price per share of a returned option was $50.00 or more, the number of shares that will be subject to the new option will be determined by dividing the number of shares subject to the returned option by 5.

     The Company accepted approximately 498,806 options for cancellation and exchange which equals approximately 10.7% of the total number of options eligible for exchange. While the executive officers and members of the board of directors were eligible to participate in the exchange program, none of them elected to participate in the program. The Company granted 97,601 new options on August 12, 2003 after taking into consideration employee

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


terminations since the cancellation date. The exercise price per share of the new options is $1.85, which is equal to the closing price of the Company's common stock on the NASDAQ National Market on August 12, 2003. Crossroads did not record any compensation expense as a result of the exchange program.


8. NET LOSS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," basic and diluted net loss per share is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period, less shares subject to repurchase. Diluted loss per share is equivalent to basic loss per share because all common stock equivalents are antidilutive for all periods presented.

     Common stock equivalents consist of outstanding stock options. The total number of outstanding stock options excluded from the calculations of diluted net loss per common share were 5,698,397 and 5,243,492 as of July 31, 2002 and 2003, respectively.


9. RELATED PARTY TRANSACTIONS

     In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually. The principal and accrued interest was due in one lump sum on July 1, 2002. The terms on this note have been extended to July 1, 2004 and the balance is approximately $68,000 as of July 31, 2003.

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

     To date, we have sold our products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These OEMs sell our storage routers to end-user organizations for use in their SANs. For the nine months ended July 31, 2002 and 2003, sales to our OEM customers accounted for 82% and 90% of our total revenue, respectively. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution.

     In November 2002, we amended our existing licensing agreement with HP. Pursuant to this amendment we have outsourced the manufacturing of our embedded routers to HP. As a result, we do not incur the inventory and overhead costs of the hardware, and we receive a royalty from HP for licensing our technology, which has resulted in less aggregate revenue on a per unit basis. We are currently working under the new agreement and completed our transition to the royalty model during our fiscal second quarter of 2003. We experienced our first full quarter under this model during our fiscal third quarter of 2003.

     In July 2003, we received a patent licensing fee, which was included in our royalty and other revenue. Gross margin relating to this patent licensing fee was 90%. We anticipate that our potential to generate patent licensing fees in the future will be largely dependent upon our ability to identify and pursue potential licensees. Licensees currently incorporating our technology into their products are not contractually obligated to continue doing so. Given the concentration of patent licensing revenue, fluctuations in patent licensing fees may occur and could significantly impact royalty and other revenue from period to period.

     A significant portion of our revenue is concentrated among a small number of OEM customers, and the merger of HP and Compaq in May 2002 has resulted in additional concentration. For the nine months ended July 31, 2002 and 2003, StorageTek and HP represented 74% and 84% of our total revenue, respectively. The level of sales to any single customer may vary and the loss or decrease in the level of sales to either of our significant customers would seriously harm our financial condition and results of operations. Fluctuations in revenue have resulted from, among other things, product and customer transitions, OEM qualification and testing, reduced IT spending rates by our customers and potential customers and our transition to the royalty model with HP which is described more herein. We expect that a significant portion of our future revenue will continue to come from sales of products to a relatively small number of customers.

     On a product basis, sales have shifted to our fifth generation of products, the 6000 and 10000, and to our ServerAttach family of products. Sales of the 4100, 4200 and 4x50 product lines, accounted for approximately 46% and 22% of our product revenue during the nine months ended July 31, 2002 and 2003, respectively. This decrease was partially offset by increased sales of fifth generation products, which accounted for approximately 18% and 41% of our product revenue during the nine months ended July 31, 2002 and 2003, respectively. We anticipate that sales of our older products as a percentage of our total revenue will continue to decrease as we successfully transition our customers to our newer product platforms.


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

     o    Facility lease abandonment losses; and

     o    Litigation.

     Revenue recognition. With respect to sales of our products to the OEMs, we recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, collectibility is probable and risk of loss has passed to the OEM. Product sales to distributors, VARs and system integrators who do not have return rights are recognized upon shipment. To the extent that we sell products to distributors, VARs and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. Deferred revenue as of

July 31, 2003 was approximately $0.5 million. As described above, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

     Royalty and other revenue includes licensing of intellectual property (IP), royalty payments, sales of service contracts and consulting fees. IP licensing arrangements usually consist of upfront nonrefundable fees including payments related to past sales of licensee products or payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, the Company records revenue from upfront nonrefundable IP license fees. Service revenue is recognized over the applicable service period.

     Deferred taxes. In preparing our financial statements, we are required to estimate our income tax obligations. This process involves estimating our actual tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. If we change this valuation allowance in a period, we must include an expense within the tax provision in our statement of operations.

     Judgment is required in determining our deferred tax assets and liabilities and our valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to uncertainty surrounding our ability to generate taxable income in the near future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets, and our net deferred tax assets as of July 31, 2003 is zero.

     Warranty obligations. We provide for the estimated cost of product warranties at the time revenue is recognized. These estimates are developed based on historical information. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

     Excess and obsolete inventory. We write down our inventory for estimated obsolescence or unmarketable inventory based on the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

     Facility lease abandonment losses. We vacated excess leased facilities as a result of the restructuring plan we completed during fiscal 2002. We recorded an accrual of $2.1 million for the remaining lease liabilities of the vacated space, leasehold improvements required to sublease the vacated space, and brokerage commissions. We estimated costs of vacating these leased facilities, including estimated costs to sublease, based on market information and trend analysis. Any sublease payments received by us are recorded as a reduction to this accrual based on the specified sublease terms. Actual results may differ from these estimates in the near term, and such differences could be material to our financial statements. We signed two agreements to sublease portions of the abandoned facilities. The anticipated rent payments from these two subleases are approximately $0.6 million through January 2006. In total, we decreased the restructuring accrual by approximately $0.2 million as of July 31, 2003 for rent payments to be received during the initial twelve months of both sublease terms. We will assess recoverability of these sublease payments on a quarterly basis. Of the initial $2.1 million charge recorded during fiscal 2002, approximately $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the lease term, which ends April 15, 2006.

     Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. As of July 31, 2003, we have not accrued any material costs associated with any pending or threatened litigation as no amounts have been deemed probable or reasonably estimable. However, any changes in the threatened or pending litigation could result in revisions to our estimates of the potential liability and could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated financial data for the periods indicated in thousands and expressed as a percentage of our total revenue. (Dollars in thousands):

                                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                            JULY 31,                                   JULY 31,
                                             --------------------------------------     --------------------------------------
                                                     2002                 2003                  2002                2003
                                             -----------------     ----------------     -----------------    -----------------
Product revenue ..........................   $  7,341     97.9%    $ 3,741     66.6%    $ 25,338     98.4%   $ 21,444     89.8%
Royalty and other revenue ................        154      2.1       1,876     33.4          418      1.6       2,424     10.2
                                             --------    -----     -------    -----     --------    -----    --------    -----
        Total revenue ....................      7,495    100.0       5,617    100.0       25,756    100.0      23,868    100.0

Cost of revenue:
        Product ..........................      5,045     67.3       2,547     45.4       16,823     65.3      14,018     58.7
        Royalty and other ................         45      0.6          91      1.6          128      0.5         237      1.0
                                             --------    -----     -------    -----     --------    -----    --------    -----
        Total cost of revenue ............      5,090     67.9       2,638     47.0       16,951     65.8      14,255     59.7
                                             --------    -----     -------    -----     --------    -----    --------    -----

Gross profit .............................      2,405     32.1       2,979     53.0        8,805     34.2       9,613     40.3

Operating expenses:
        Sales and marketing ..............      1,090     14.5       1,018     18.1        5,073     19.7       3,033     12.7
        Research and development .........      3,629     48.4       2,925     52.1       13,386     52.0       9,063     38.0
        General and administrative .......      1,202     16.0       1,136     20.2        6,144     23.9       4,283     17.9
        Business restructuring expense ...      3,667     48.9        (201)    (3.6)       3,667     14.2        (341)    (1.4)
        Impairment of assets .............      1,208     16.1          --       --        1,208      4.7          --       --
        Amortization of intangibles ......         70      0.9          --       --          210      0.8         173      0.7
                                             --------    -----     -------    -----     --------    -----    --------    -----
        Total operating expenses .........     10,866    144.8       4,878     86.8       29,688    115.3      16,211     67.9
                                             --------    -----     -------    -----     --------    -----    --------    -----

Loss from operations .....................     (8,461)  (112.7)     (1,899)   (33.8)     (20,883)   (81.1)     (6,598)   (27.6)
                                             --------    -----     -------    -----     --------    -----    --------    -----

        Other income, net ................        232      3.1         164      2.9          781      3.0         468      2.0
                                             --------    -----     -------    -----     --------    -----    --------    -----
Net loss .................................   $ (8,229)  (109.6)%   $(1,735)   (30.9)%   $(20,102)   (78.1)%  $ (6,130)   (25.6)%
                                             ========    =====     =======    =====     ========    =====    ========    =====



PRODUCT REVENUE

     Product revenue includes sales of our fifth generation box products, our older fourth generation products and our ServerAttach line of products. Product revenue decreased 49.0% from $7.3 million for the three months ended July 31, 2002 to $3.7 million for the three months ended July 31, 2003. The decrease in product revenue primarily resulted from the shift to a royalty-based model for embedded products with HP, which led to an expected decline in product revenue and an increase in royalty revenue as described herein. During the three months ended July 31, 2002 and 2003, product sales to HP were $4.8 million and $2.3 million, respectively. We have also seen revenue from channel and other OEM product sales decrease from $1.8 million to $0.6 million for the three months ended July 31, 2002 and 2003, respectively.

     Product revenue decreased 15.4% from $25.3 million for the nine months ended July 31, 2002 to $21.4 million for the nine months ended July 31, 2003. The decrease in product revenue was primarily due to a decrease in revenue from StorageTek as well as a decrease in channel and other OEM product sales. The decrease in StorageTek's product revenue was driven by third quarter seasonality as well as weaker product sales from StorageTek during the nine months ended July 31, 2003 as compared with the nine months ended July 31, 2002. During the nine months ended July 31, 2002 and 2003, product sales to StorageTek were $6.8 million and $5.4 million, respectively. Product revenue to HP remained relatively flat during the nine months ended July 31, 2002 and 2003 as volumes to Compaq were low during the first part of 2002. In addition, we discontinued our reseller business relationship with Luminex Software in February 2003 because pursuant to our agreement Luminex met specified minimum purchase thresholds and exercised the option to purchase the assets of our Oregon subsidiary. During the nine months ended July 31, 2002 and 2003, product sales to Luminex were $1.6 million and $0.3 million, respectively.

     We also experienced a decrease in channel and other OEM product sales. During the nine months ended July 31, 2002 and 2003, sales to channel and other OEM customers were $5.2 million and $3.0 million, respectively. The decrease in the sales to channel and other OEM customers is mainly due to weakening macroeconomic conditions.

     We anticipate that channel and other OEM product sales may increase due to our ongoing efforts to broaden awareness of the benefits of our existing and recently introduced products, as well as the growth of our sales and marketing organization. Our sales organization is now focusing on increasing sales demand through our channel by educating the direct end user of the features and cost savings our products have to offer.


ROYALTY AND OTHER REVENUE

     Royalty and other revenue includes licensing of intellectual property (IP), royalty payments from HP, sales of service contracts and consulting fees. IP licensing arrangements usually consist of upfront nonrefundable fees. These fees are collected as consideration for either past sales of licensee products or a lifetime patent license. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, the Company records revenue from upfront nonrefundable IP license fees. Service revenue is recognized over the service period.

     In November 2002, we amended our existing licensing agreement with HP. Pursuant to this amendment we have outsourced the manufacturing of our embedded routers to HP. As a result, we do not incur the inventory and overhead costs of the hardware, and we receive a royalty from HP for licensing our technology, which results in less aggregate revenue on a per unit basis. We are currently working under the new agreement and completed our transition to the royalty model during our second fiscal quarter of 2003. The third fiscal quarter was our first full quarter under this model.

     We received a patent licensing fee in July 2003, which represented 26.7% and 20.6% of the royalty and other revenue for the three and nine months ended July 31, 2003, respectively. We anticipate that our potential to generate patent licensing fees in the future will be largely dependent upon our ability to identify and pursue potential licensees. We have identified and entered into discussions with potential licensees for the use of our intellectual property. Fluctuations in patent licensing fees may occur and could significantly impact royalty and other revenue from period to period.

     Royalty and other revenue increased from $0.2 million for the three months ended July 31, 2002 to $1.9 million for the three months ended July 31, 2003. In addition, royalty and other revenue increased from $0.4 million for the nine months ended July 31, 2002 to $2.4 million for the nine months ended July 31, 2003. The increase in royalty and other revenue, for the three and nine months ended July 31, 2003, was primarily related to royalties earned during the three months ended July 31, 2003 under our amended licensing agreement with HP as well as the licensing of our IP. Royalty and other revenue may continue to fluctuate due to our recent transition to a royalty-based model with HP and IP licensing arrangements.


COST OF REVENUE

          Product

     Cost of revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, warranty costs and stock-based compensation. Cost of revenue decreased 48.2% from $5.1 million for the three months ended July 31, 2002 to $2.6 million for the three months ended July 31, 2003. Cost of revenue decreased 15.9% from $17.0 million for the nine months ended July 31, 2002 to $14.3 million for the nine months ended July 31, 2003. The decrease in cost of revenue was due to decreases in volume and manufacturing cost savings due to the transition to the royalty model with HP.

    Royalty and Other

    Cost of revenue relating to royalty and other revenue consists primarily of costs relating to obtaining intellectual property license revenue, as well as amounts paid to our service provider. Cost of revenue relating to royalty and other revenue increased 102.2% from $45,000 for the three months ended July 31, 2002 to $0.1 million for the three months ended July 31, 2003. Cost of revenue increased 85.2% from $0.1 million for the nine months ended July 31, 2002 to $0.2 million for the nine months ended July 31, 2003. The increase in cost of revenue relating to royalty and other revenue was mainly due to costs associated with intellectual property license revenue.


GROSS PROFIT

     Gross profit increased 23.9% from $2.4 million for the three months ended July 31, 2002 to $3.0 million for the three months ended July 31, 2003. Gross profit margin increased from 32.1% for the three months ended July 31, 2002 to 53.0% for the three months ended July 31, 2003. This increase in gross margin is primarily attributable to our transition to a royalty-based sales model with HP, as well increased sales from our higher margin fifth generation products and patent licensing revenue. Our fifth generation products represented 31.4% and 65.3% of our total product mix for the three months ended July 31, 2002 and July 31, 2003, respectively.

     Gross profit increased 9.2% from $8.8 million for the nine months ended July 31, 2002 to $9.6 million for the nine months ended July 31, 2003. Gross profit margin increased from 34.2% for the nine months ended July 31, 2002 to 40.3% for the nine months ended July 31, 2003. This increase in gross margin is also due to our transition to a royalty-based sales model with HP as well as a higher margin product mix from our fifth generation products and patent licensing revenue. Our fifth generation products represented 17.6% and 40.9% of our total product mix for the nine months ended July 31, 2002 and July 31, 2003, respectively.

     Under the terms of the amended agreement with HP for our embedded products, we will continue to manufacture our stand-alone box versions of our fifth generation products for HP, as well as for our other OEMs for whom we will also continue to manufacture our Crossroads branded solutions. We have seen a higher proportion of revenues being comprised of sales of the fifth generation products as we transition from our older product lines. The fifth generation products also provide a higher margin as compared to our older product lines due to their enhanced features and functionalities.

     We have identified and entered into discussions with potential licensees for the use of our intellectual property. Fluctuations in patent licensing fees may occur and could significantly impact gross profit from period to period. We believe that gross margin may continue to fluctuate depending on when volumes change, when IP licensing revenues are earned and when changes in the type of products sold occur.


SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries, commissions and other personnel-related costs, travel, advertising programs, other promotional activities and stock-based compensation expenses.

     Sales and marketing expenses decreased 6.6% from $1.1 million for the three months ended July 31, 2002 to $1.0 million for the three months ended July 31, 2003. The primary reason for this decrease in sales and marketing expenses was due to a decrease in stock-based compensation. Stock-based compensation expense was $0.1 million and $5,000 for the three months ended July 31, 2002 and 2003, respectively. As a percentage of total revenue, sales and marketing expenses increased from 14.5% for the three months ended July 31, 2002 to 18.1% for the three months ended July 31, 2003.

     Sales and marketing expenses decreased 40.2% from $5.1 million for the nine months ended July 31, 2002 to $3.0 million for the nine months ended July 31, 2003. Stock-based compensation expense was $0.4 million and $0.1 million for the nine months ended July 31, 2002 and 2003, respectively. As a percentage of total revenue, sales and marketing expenses decreased from 19.7% for the nine months ended July 31, 2002 to 12.7% for the nine months ended July 31, 2003. This decrease in sales and marketing expenses was primarily due to our restructuring efforts during May 2002, which resulted in $1.0 million of decreased compensation expenses and $0.5 million of decreased advertising, depreciation and tradeshow expenses.

     Sales and marketing personnel totaled 12 at July 31, 2002 and 17 at July 31, 2003. We anticipate that sales and marketing expenses may increase as a percentage of total revenue, due to our ongoing sales and marketing efforts that are intended to broaden awareness of the benefits of our existing and recently introduced products, as well as the growth of our sales and marketing organization.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries and other personnel-related costs, product development costs and stock-based compensation expenses.

     Research and development expenses decreased 19.4% from $3.6 million for the three months ended July 31, 2002 to $2.9 million for the three months ended July 31, 2003. Stock-based compensation expense was $100,000 and $65,000 for the three months ended July 31, 2002 and 2003, respectively. As a percentage of total revenue, research and development expenses increased from 48.4% for the three months ended July 31, 2002 to 52.1% for the three months ended July 31, 2003. This decrease in research and development expenses was primarily due to our restructuring efforts during fiscal 2002, which resulted in $0.6 million of decreased overhead allocations.

     Research and development expenses decreased 32.3% from $13.4 million for the nine months ended July 31, 2002 to $9.1 million for the nine months ended July 31, 2003. Stock-based compensation expense was $0.3 million and $0.2 million for the nine months ended July 31, 2002 and 2003, respectively. As a percentage of total revenue, research and development expenses decreased from 52.0% for the nine months ended July 31, 2002 to 38.0% for the nine months ended July 31, 2003. This decrease in research and development expenses was primarily due to our restructuring efforts during May 2002, which resulted in $1.4 million of decreased corporate overhead allocations, decreased compensation expenses of $1.1 million and decreased prototype costs of $1.0 million.

     Research and development personnel totaled 66 at July 31, 2002 and 67 at July 31, 2003. We anticipate that research and development expenses may increase due to continued development of our technologies and the expansion of our product offerings.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and other personnel-related costs, costs of our administrative, executive and information technology departments, as well as legal and accounting, insurance and stock-based compensation expenses.

     General and administrative expenses decreased 5.5% from $1.2 million for the three months ended July 31, 2002 to $1.1 million for the three months ended July 31, 2003. Stock-based compensation expense was $87,000 and $124,000 for the three months ended July 31, 2002 and 2003, respectively. As a percentage of total revenue, general and administrative expenses increased from 16.0% for the three months ended July 31, 2002 to 20.2% for the three months ended July 31, 2003. The decrease in general and administrative expenses is primarily due to decreased corporate overhead allocations.

     General and administrative expenses decreased 30.3% from $6.1 million for the nine months ended July 31, 2002 to $4.3 million for the nine months ended July 31, 2003. Stock-based compensation expense was $1.8 million and $0.6 million for the nine months ended July 31, 2002 and 2003, respectively. As a percentage of total revenue, general and administrative expenses decreased from 23.9% for the nine months ended July 31, 2002 to 17.9% for the nine months ended July 31, 2003. This decrease in general and administrative expenses was primarily due to our restructuring efforts during fiscal 2002, which resulted in $1.1 million of decreased compensation expense, $1.0 million of decreased depreciation expense and $0.6 million of decreased professional services.

     General and administrative personnel totaled 17 at both July 31, 2002 and 2003. We anticipate that general and administrative expenses may increase due to additional costs associated with the Sarbanes-Oxley Act of 2002 and related legislative and regulatory changes.


BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

     In May 2002, we completed a restructuring plan that reduced our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and to consolidate operations.

     Components of business restructuring expenses, asset impairments and the remaining restructuring accruals as of July 31, 2003 are as follows (in thousands):


                                                       EMPLOYEE
                                                      SEPARATION
                                          FACILITY     AND OTHER
                                           LEASE        COSTS             TOTAL
                                          --------    ----------        -------
Balance as of October 31, 2002 ...        $ 1,957         $ 326         $ 2,283
           Cash activity .........           (128)         (136)           (264)
           Non-cash activity .....             --            --              --
                                          -------         -----         -------
Balance as of January 31, 2003 ...          1,829           190           2,019
                                          -------         -----         -------
           Cash activity .........           (154)         (140)           (294)
           Non-cash activity .....           (140)           --            (140)
                                          -------         -----         -------
Balance as of April 30, 2003 .....          1,535            50           1,585
                                          -------         -----         -------
           Cash activity .........           (198)          (50)           (248)
           Non-cash activity .....           (201)           --            (201)
                                          -------         -----         -------
Balance as of July 31, 2003 ......        $ 1,136         $  --         $ 1,136
                                          =======         =====         =======


     In March 2003, we signed an agreement to sublease a portion of our abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. We decreased our restructuring accrual by approximately $0.1 million at July 31, 2003 for rent payments to be received during the initial twelve months of the sublease term.

     In addition, we signed another agreement to sublease a portion of our abandoned facilities during the third quarter of 2003. The anticipated rent payments from this sublease are approximately $0.1 million through January 31, 2006. We decreased our restructuring accrual by approximately $49,000 at July 31, 2003 for rent payments to be received during the initial twelve months of the sublease term. We will assess recoverability of these two sublease payments on a quarterly basis.

     As of July 31, 2003, remaining cash expenditures resulting from the restructuring are estimated to be approximately $1.1 million and relate to facility lease abandonment losses only. During the third fiscal quarter, we adjusted this accrual to reflect approximately $0.1 million in construction cost savings and $0.1 million in leasing fee savings. We have substantially completed our restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance future restructuring efforts will not be necessary.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

                                                             OCTOBER 31,     JULY 31,
                                                                2002           2003
                                                             -----------     --------
Cash and cash equivalents ............................        $14,723        $13,676
Short-term investments ...............................        $19,588        $16,346
Working capital ......................................        $34,855        $30,629

Current ratio ........................................          4.9:1          6.8:1

Days of sales outstanding - for the quarter ended ....             64             45

     Our principal sources of liquidity at July 31, 2003 consisted of $13.7 million in cash and cash equivalents and $16.3 million in short-term investments.

     We renegotiated our line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures on June 14, 2004. As of July 31, 2003, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

     As of July 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     Cash utilized by operating activities was approximately $14.8 million for the nine months ended July 31, 2002 as compared to approximately $2.2 million for the nine months ended July 31, 2003. This decrease in net cash utilized was primarily due to a significant reduction in net loss for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. In addition, cash utilized by operating activities fluctuated due to several factors including a decrease in accounts receivable, an increase in cash provided due to a reduction of inventory levels and a decrease of cash utilized for accounts payable as a result of less inventory purchases. These factors were largely a result of our transition to the royalty-based model with HP.

     Cash utilized by investing activities was approximately $23.8 million for the nine months ended July 31, 2002 as compared to approximately $2.8 million provided by investing activities for the nine months ended July 31, 2003. The increase in net cash provided by investing activities is primarily due to the timing of investment transactions and reflects the maturity of, held-to-maturity investments net of purchases, of approximately $3.2 million during the nine months ended July 31, 2003, compared to the purchase of held-to-maturity investments of approximately $22.3 million during the nine months ended July 31, 2002. Capital expenditures were $1.7 million and $0.6 million for the nine months ended July 31, 2002 and 2003, respectively. These capital expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our ongoing research and development in our technologies and expanding our product offerings. We anticipate moderate additional capital expenditures through fiscal 2003, primarily to support our ongoing product development efforts.

     Cash utilized by financing activities was approximately $1.2 million for the nine months ended July 31, 2002 as compared to approximately $1.6 million for the nine months ended July 31, 2003. The increased utilization of net cash from financing activities reflects the purchase of Crossroads' shares through our open market stock purchase program of approximately $2.0 million during the nine months ended July 31, 2003, compared to approximately $1.6 million during the nine months ended July 31, 2002.

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

     STOCK REPURCHASE PROGRAM

     In September 2001, our board of directors authorized a stock repurchase program pursuant to which we were authorized to repurchase up to $5.0 million of our common stock in the open market. From September 2001 to April 2002, we repurchased 661,300 shares of our common stock at an aggregate purchase price of $2.1 million. In May 2002, our board of directors authorized the extension of our stock repurchase program and authorized the repurchase up to an additional $5.0 million worth of our common stock, for an aggregate amount of up to $7.1 million. From May 2002 through October 31, 2002, we repurchased 1,714,465 shares of our common stock at an aggregate purchase price of $1.7 million. In October 2002, our board of directors authorized the further extension of our stock repurchase program through the end of 2003. From November 2002 to July 31, 2003, we repurchased 1,772,300 shares of our common stock at an aggregate purchase price of $1.9 million. As of July 31, 2003, we had repurchased an aggregate of 4,148,065 shares of our common stock for an aggregate purchase price of $5.7 million under our stock repurchase program representing a total of approximately 15% of the Company.

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


CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     We lease office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. In April 2000, we relocated our headquarters in accordance with an agreement to lease approximately 63,548 square feet of administrative office space in Austin, Texas. The term of the lease agreement is approximately six years, from April 1, 2000 through April 15, 2006, and represents a lease commitment of approximately $1.8 million per year through the lease term. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $250,000, which is secured by a $3.0 million line of credit.

     The following summarizes our contractual cash obligations as of July 31, 2003 (in thousands):


                                                                         PAYMENTS DUE BY PERIOD
                                                     ------------------------------------------------------------
                                                     TOTAL       LESS THAN                              MORE THAN
                                                     ------        1 YEAR      1-3 YEARS    3-5 YEARS    5 YEARS
                                                                 ---------     ---------    ---------   ---------
Operating leases ............................        $5,333         $2,075     $   3,256    $       2   $      --
                                                     ======      =========     =========    =========   =========

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 states that companies that issue financial instruments that have characteristics of both liabilities and equity will have to determine if the instrument should be classified as a liability or equity for financial instruments entered into or modified after May 31, 2003. The adoption of FASB No. 150 did not have a material effect on our operating results or financial condition.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our operating results or financial condition.

     In January 2003, the FASB issued FASB Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on our operating results or financial condition.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No.00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No.00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No.00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on our operating results or financial condition.

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND NEGATIVE CASH
FLOW, WE MAY EXPERIENCE FUTURE LOSSES AND NEGATIVE CASH FLOW, AND WE MAY NEVER BECOME PROFITABLE OR CASH FLOW POSITIVE.

     We have incurred significant losses in every fiscal quarter since fiscal 1996 and may continue to incur losses in the future. As of July 31, 2003, we had an accumulated deficit of $147.2 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become cash flow positive. Although we engaged in a restructuring plan in 2002 pursuant to which we significantly reduced our expense structure, we still may incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we may continue to incur losses. Moreover, even if we do achieve profitability, we may not be able to sustain or increase profitability or cash flow.

WE HAVE EXPERIENCED AND MAY CONTINUE TO EXPERIENCE SIGNIFICANT
PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUE AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

     We have experienced and may continue to experience significant period-to-period fluctuations in our revenue and operating results due to a number of factors, and any such variations and factors may cause our stock price to fluctuate. Accordingly, you should not rely on the results of any past quarterly or annual periods as an indication of our future performance.

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

     o    timing and amount of intellectual property licenses;

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

     o    the deferrals of customer orders based on budgetary restrictions;

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


GLOBAL ECONOMIC CONDITIONS MAY CONTINUE TO NEGATIVELY IMPACT US AND THE PRICE OF OUR COMMON STOCK.

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

FAILURE TO MANAGE OUR BUSINESS EFFECTIVELY COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION, AND PROSPECTS.

    Our ability to successfully implement our business plan, develop and offer products, and manage our business in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to change the scope of our operations, including managing our headcount appropriately. Changes in our business, headcount, organizational structure and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. Our failure to continue to improve upon our operational, managerial and financial controls, reporting systems, and internal control procedures, and our failure to continue to train and manage our work force, could seriously harm our business and financial results.

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

    On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of its officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, the Company filed an answer and general denial to the derivative state action. In April 2003, the parties reached a tentative agreement to settle the derivative litigation. The settlement has not yet been approved by the district court. Consequently, it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this action. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

OUR BUSINESS IS DEPENDENT ON THE STORAGE AREA NETWORK MARKET WHICH IS UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

    Fibre channel-based SANs, were first deployed in 1997. However, the market for SANs and related storage router products is slowly evolving. Because this market is growing at a relatively slow pace, it is difficult to predict its potential size or future growth rate. Substantially all of our products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations' computing systems is critical to our future success. Most of the organizations that would be likely to purchase our products have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs, particularly in the current economic environment. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

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

     We currently have a limited number of products that we sell in commercial quantities. Our future growth and competitiveness will depend greatly on the market acceptance of our newly introduced product lines, including the 6000 and 10000 storage routers as well as the ServerAttach(TM) line of products which were released in 2002. While we have recently begun to receive revenue from the sale of our 6000, 10000 and ServerAttach line of products, their market acceptance remains uncertain. If any of these products do not achieve sufficient market acceptance, our future growth prospects could be seriously harmed. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance.

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

    o   our customer service and support capabilities and responsiveness; and

    o successful development of our relationships with existing and potential OEM, distributor, system integrator and storage system provider customers.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR THE VAST MAJORITY OF OUR REVENUE. THE LOSS OF OR SIGNIFICANT REDUCTION IN ORDERS FROM ANY KEY CUSTOMERS WOULD SIGNIFICANTLY REDUCE OUR REVENUE AND WOULD SUBSTANTIALLY HARM OUR FUTURE RESULTS OF OPERATIONS.

    In fiscal 2000, 2001, 2002, and the nine months ended July 31, 2003, 77%, 70%, 78% and 90% of our total revenue, respectively, was derived from our top OEM customers. In fiscal 2002, HP and StorageTek represented 51% and 24% of our total revenue, respectively. For the nine months ended July 31, 2003, HP and StorageTek represented 61% and 23% of our total revenue, respectively. In May 2002, the merger between HP and Compaq was consummated which significantly increased our customer concentration. If we experience any adverse effect of the acquisition of Compaq by HP, including the risks due to the increase in customer concentration or any change in product focus or strategy, which adversely affects anticipated revenue or margins or our overall relationship with the newly combined company, our results of operations and future prospects will suffer. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

DEMAND FOR OUR PRODUCTS DEPENDS SIGNIFICANTLY UPON THE NEED TO INTERCONNECT SCSI-BASED TAPE STORAGE SYSTEMS WITH FIBRE CHANNEL SANS, AND WE MAY FACE COMPETITION FROM MANUFACTURERS OF TAPE STORAGE SYSTEMS THAT INCORPORATE FIBRE CHANNEL INTERFACES INTO THEIR PRODUCTS.

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

    We rely on a limited number of contract manufacturers, primarily Solectron, to assemble the printed circuit board for our current shipping programs, including our 6000 and 10000. We generally place orders for products with Solectron approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. Solectron has not provided assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

OUR PLANS TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS TO MARKET REQUIRE COORDINATION ACROSS OUR SUPPLIERS AND MANUFACTURERS, WHICH EXPOSE US TO RISKS OF DELAY OR POOR EXECUTION FROM A VARIETY OF SOURCES.

    We have recently introduced new products and product enhancements, which requires that we coordinate our efforts with those of our component suppliers and our contract manufacturers to rapidly achieve volume production. In addition, we are in the process of transitioning the manufacture of our embedded router products to HP. If we should fail to effectively manage our relationships with our component suppliers, our contract manufacturers and other manufacturers of our products or if any of our suppliers or our manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new component supplier or contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change suppliers, we may lose revenue and damage our customer relationships.

WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR CERTAIN KEY COMPONENTS, AND IF WE ARE UNABLE TO BUY THESE COMPONENTS ON A TIMELY BASIS, OUR DELAYED ABILITY TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS MAY RESULT IN REDUCED REVENUE AND LOST SALES.

    We currently purchase fibre channel application specific integrated circuits and other key components for our products from sole or limited sources. To date, most of our component purchases have been made in relatively small volumes. As a result, if our suppliers receive excess demand for their products, we likely will receive a low priority for order fulfillment, as large volume customers will use our suppliers' available capacity. If we are delayed in acquiring components for our products, the manufacture and shipment of our products will also be delayed, which will reduce our revenue and may result in lost sales. We generally use a rolling nine-month forecast of our future product sales to determine our component requirements. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. If we overestimate our component requirements, we may have excess inventory which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory that would delay our manufacturing and render us unable to deliver products to customers on a scheduled delivery date. We also may experience shortages of certain components from time to time, which also could delay our manufacturing. Manufacturing delays could negatively impact our ability to sell our products and damage our customer relationships.

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

    The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face competition from ADIC through their acquisition of Pathlight in 2001, ATTO and Chaparral Network Storage. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We may face competition in the future from OEMs, including our customers and potential customers, LAN router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of fibre channel switches or directors could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially, if one of our OEMs begins to manufacture our higher end storage routers. While we do not currently face significant direct competition for our ServerAttach products, we anticipate we will see increased competition as this market develops.

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

WE HAVE LICENSED OUR STORAGE ROUTER TECHNOLOGY TO A KEY CUSTOMER, WHICH MAY ENABLE THIS CUSTOMER TO COMPETE WITH US.

     In November 2002, we amended our existing licensing agreement with HP. Pursuant to this amendment we have outsourced the manufacturing of our embedded routers to HP. As a result, we do not incur the inventory and overhead costs of the hardware, and we will receive a royalty from HP for licensing our technology, which will result in less aggregate revenue for us. However, even though total revenue from the sale of our embedded routers will be less in the future, our arrangement will have a positive impact on per unit gross margin. We believe this agreement will allow us to leverage the strengths of both companies including HP's economies of scale in manufacturing and systems integration expertise and our software, value-added applications and intellectual property. We have been working under this new agreement since the fiscal second quarter of 2003. HP has vastly greater resources and distribution capabilities than we do, and therefore, it could establish market acceptance in a relatively short time frame for any competitive products that it may introduce using our licensed technologies, which, in turn, would reduce demand for our products from HP and could reduce demand for our products from other customers.

UNIT PRICES OF SOME OF OUR PRODUCTS MAY DECREASE OVER TIME, AND IF WE CANNOT INCREASE OUR SALES VOLUMES, OUR REVENUE WILL DECLINE.

    As storage networking continues to mature as an industry, we have seen a trend towards simplification of devices. The impact of this trend on our business has been the push for, and subsequent ramp of embedded routers being shipped with tape libraries. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. As our mix shifts from box routers to embedded routers, we will see a reduction in average price per unit and revenue will decline if volume does not increase. To date, some of our agreements with OEM customers, including our largest customer, provide for quarterly reductions in pricing on a product-by-product basis, with the actual discount determined according to the volume potential expected from the customer, the OEM's customer base, the credibility the OEM may bring to our solution, additional technology the OEM may help us incorporate with our product, and other Crossroads products the OEM supports. Notwithstanding, the decreases in our average selling prices of our older products generally have been partially offset by higher average selling prices for our newer products, as well as sales to distributors and system integrators where price decreases are not generally required. Nonetheless, we could experience declines in our average unit selling prices for our products in the future, especially if our newer products do not receive broad market acceptance. In addition, declines in our average selling prices may be more pronounced should we encounter significant pricing pressures from increased competition within the storage router market.

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

OUR PRODUCTS MUST CONFORM TO INDUSTRY STANDARDS IN ORDER TO BE ACCEPTED BY CUSTOMERS IN OUR MARKET.

    Our products comprise only a part of a SAN. All components of a SAN must uniformly comply with the same industry standards in order to operate efficiently together. We depend on companies that provide other components of the SAN to support prevailing industry standards. Many of these companies are significantly larger and more influential in effecting industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by OEM customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, our products may not achieve market acceptance, which would adversely affect our business.

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

OUR STOCK PRICE IS VOLATILE.

    The market price of our common stock has been volatile in the past and may be volatile in the future. For example, since May 1, 2002, the market price of our common stock as quoted on the NASDAQ National Market fluctuated between $0.38 and $3.30. The market price of our common stock may be significantly affected by the following factors:

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

    o sale of or distribution by Austin Ventures of our common stock to their limited partners or substantial sales by other significant stockholders;

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

ITEM 4. CONTROLS AND PROCEDURES

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

    (b) Changes in internal controls.

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

           Derivative State Action

    On November 21, 2001, a derivative state action was filed in the 261st District Court of Travis County, Texas on behalf of Crossroads by James Robke and named several of its officers and directors as defendants. The derivative state action is based upon the same general set of facts and circumstances outlined above in connection with the purported securities class action litigation. The derivative state action alleges that certain of the individual defendants sold shares while in possession of material inside information in purported breach of their fiduciary duties to Crossroads. The derivative state action also alleges waste of corporate assets. On January 28, 2002, the Company filed an answer and general denial to the derivative state action. In April 2003, the parties reached a tentative agreement to settle the derivative litigation. The settlement has not yet been approved by the district court. Consequently, it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31.1 Certification of Brian R. Smith, Chairman of the Board, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

         31.2 Certification of Andrea Wenholz, Vice President and Chief Financial Officer of the Company, as adopted pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002.

         32.1 Certification of Brian R. Smith, Chairman of the Board, President and Chief Executive Officer of the Company, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         32.2 Certification of Andrea Wenholz, Vice President and Chief Financial Officer of the Company, as adopted pursuant to
                  Section 906 of Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         During the fiscal quarter ended July 31, 2003, Crossroads filed the following current report on Form 8-K:

         o We filed a Form 8-K dated May 21, 2003 announcing our earnings for the second fiscal quarter of 2003

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CROSSROADS SYSTEMS, INC.


                    September 12, 2003            /s/ Brian R. Smith
                    ------------------            -----------------------------
                          (Date)                  Brian R. Smith
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



                    September 12, 2003            /s/ Andrea C. Wenholz
                    ------------------            -----------------------------
                          (Date)                  Andrea C. Wenholz
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX




       EXHIBIT
         31.1     Certification of Brian R. Smith, Chairman of the Board,
                  President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

         31.2     Certification of Andrea Wenholz, Vice President and Chief
                  Financial Officer of the Company, as adopted pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002.

         32.1     Certification of Brian R. Smith, Chairman of the Board,
                  President and Chief Executive Officer of the Company, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         32.2     Certification of Andrea Wenholz, Vice President and Chief
                  Financial Officer of the Company, as adopted pursuant to
                  Section 906 of Sarbanes-Oxley Act of 2002.