Form 10-K
period 2003-10-31
CROSSROADS SYSTEMS INC
filed 2004-01-22
CIK 1093207

                                                                               .
                                                                               .
                                                                               .

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
     For the transition period from _______________ to ____________________

                        Commission file number 000-30362

                            CROSSROADS SYSTEMS, INC.
             (Exact name of Registrant as Specified in its Charter)

           Delaware                                              74-2846643
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

8300 North MoPac Expressway, Austin, Texas                        78759
 (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code: (512) 349-0300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, par value $0.001 per share
         Preferred Stock Purchase Rights

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

Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of registrant's common stock on April 30, 2003, as reported by The NASDAQ Stock Market on that date:
$24.1 million.

Number of shares of the registrant's common stock outstanding as of January 21, 2004: 25,147,288

                      DOCUMENTS INCORPORATED BY REFERENCE.
         Portions of the registrant's Proxy statement relating to the registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

                                TABLE OF CONTENTS

                                                      PART I

Item 1.     Business..........................................................................................       1

Item 2.     Properties........................................................................................      22

Item 3.     Legal Proceedings.................................................................................      22

Item 4.     Submission of Matters to a Vote of Security Holders...............................................      23

                                                      PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
              Securities......................................................................................      24

Item 6.     Selected Consolidated Financial Data..............................................................      25

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............      27

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........................................      39

Item 8.     Financial Statements and Supplementary Data.......................................................      40

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............      40

Item 9A.    Controls and Procedures...........................................................................      40

                                                      PART III

Item 10.    Directors and Executive Officers of the Registrant................................................      42

Item 11.    Executive Compensation............................................................................      42

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters....      42

Item 13.    Certain Relationships and Related Transactions....................................................      42

Item 14.    Principal Accounting Fees and Services............................................................      42

                                                      PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................      43

                       NOTE ON INCORPORATION BY REFERENCE

     Throughout this report, various information and data are incorporated by reference to portions of our Proxy Statement for our 2004 Annual Meeting of Stockholders. Any reference in this report to disclosures in our Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

     -    industry trends;

     -    customer demand for our products;

     -    growth and future operating results;

     -    developments in our markets and strategic focus;

     - expansion of and enhancements to our manufacturing and engineering facilities and product offerings;

     -    customer benefits attributable to our products;

     - potential acquisitions and joint ventures and the integration of acquired businesses;

     -    technologies and operations;

     -    strategic relationships with third parties; and

     -    future economic, business and regulatory conditions.

     You can identify these forward looking statements by the use of words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," and "continue". You should read statements that contain these and other similar words carefully because they discuss our future expectations, making projections of our future results of operations, our future financial condition, or other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Additional Factors That May Affect Future Results" in
Item 1 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     We are a leading provider of enterprise data routing solutions for open system storage area networks (SANs), based on our market share of storage routers shipped. Our storage routers serve as the interconnect between SANs and the other devices in a computer network and allow organizations to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in SANs our storage routers:

     -    improve data transfer speeds within a network;

     -    reduce the time required to back up and restore data;

     -    improve utilization of storage resources; and

     -    preserve and enhance existing server and storage system investments.

     We provide our products in a variety of configurations including both a stand-alone box and an embedded product with varying port counts. Our products are installed at companies, institutions and other entities, ranging from large enterprises to small businesses. Our products and services are marketed and sold to end users through our distribution partners, including original equipment manufacturers (OEMs), distributors and value-added resellers (VARs).

     We were incorporated on September 26, 1996 as Crossroads Holding Corporation and are the successor to operations of our predecessor Texas corporation, Crossroads Systems (Texas), Inc. We are headquartered in Austin, Texas. The mailing address for our headquarters is 8300 North MoPac Expressway, Austin, Texas, 78759, telephone number: (512) 349-0300. We can also be reached at our Web site at www.crossroads.com. We had 127 employees at October 31, 2003.

INDUSTRY BACKGROUND

     Information Growth and Data Management Challenge

     The volume of data storage that companies utilize and process continues to increase significantly and this growth has dramatically increased the cost of administering that data. This challenge has driven many organizations to reassess the way they manage their storage environments. Until the advent of SANs, the connection between data storage devices and servers had been facilitated by a direct connection through small computer system interface
(SCSI) or other interfaces. SANs have become effective and efficient ways for an enterprise to manage an expanding storage infrastructure. Today, thousands of enterprise organizations use SANs as the method of storage interconnection.

     SANs Solve Data Growth Problems

     SANs provide a wide range of benefits and advantages for the storage administrator. Many of these advantages relate to consolidated and centralized storage, improved manageability, reduction in local area network (LAN) traffic and ease of incremental storage additions. Existing storage assets can also be consolidated with SANs which allows administrators to effectively utilize more of their storage assets, reduce administrative workloads and increase flexibility in server access of consolidated storage.

     One critical problem with data growth is the reduction in the time available for the back up and recovery functions needed to protect data. By utilizing a SAN, the backup and recovery processes are now performed on a dedicated machine, optimized for storage network. This combined with the added performance of SANs, results in significant reductions in the overall backup and recovery window.

     Other storage requirements that SANs deliver are simple, cost-effective ways to back up their data, scale for growth and manage their storage systems. Companies have increasing demand for secured methods to manage their data and provide for disaster recovery. Finally, as organizations continue to add storage over time, SANs provide the most flexible architecture to manage their storage infrastructure.

     SANs Continue to Expand in Size and Function

     The number of SANs are increasing along with the number of devices in any given SAN. SANs have now become essential and are now mission critical components of a business' infrastructure. IP SANs are emerging as new protocols such as iSCSI (Internet SCSI) are introduced and adopted. IP SANs utilize Ethernet connectivity, which could potentially drive lower equipment and operation costs. SAN utilization is expected to grow within the enterprise as departmental servers are now able to connect to corporate SAN resources, thus creating a whole new class of end users, such as small to medium size businesses and workgroups.

     Growth in Storage System Capabilities Continues

     Disk and tape systems continue to grow in multiples in terms of capacity and throughput year over year. With this increase, storage costs continue to decline as storage becomes commoditized. This growth in capabilities and capacities has also created corresponding problems of complexity. Customers are seeking tools and solutions that reduce this complexity, improve operating efficiency and assure availability. Storage vendors are responding to the added complexity of larger, mission critical SANs by continuing to address interoperability problems that have plagued SANs in the past as well as seeking ways to provide additional functionality to their products that simplify the time and overall resource requirements of the customer.

OUR SOLUTION

     We are responding to these changes with products that improve the utility of networked storage. Our products provide expanded solution options for connectivity such as Fibre Channel or iSCSI, or multiple media types such as tape, disk and optical. Our router products operate in any SAN environment and help our customers improve and reduce their total cost of information management. Our products increase the availability and functionality of storage networks by providing the ability to dynamically manage SAN devices.

     We are focused on delivering products to our customers that enable them to leverage their existing investments in servers and storage devices. Our products deliver value by reducing complexity and overhead for the storage administrator. This is accomplished through our easy to manage multi-protocol platform that provides connectivity to new and existing storage architectures.

     Our routers undergo extensive testing in many SAN configurations with a wide range of SAN hardware components and software applications. Leading independent software vendors and independent hardware vendors, including Brocade, Computer Associates, Legato and VERITAS Software, have verified our products.

     ServerAttach Product Line

     The ServerAttach product line allows customers to connect their SCSI server resources into the SAN. Many customers have SCSI server resources that are still underutilized from a processing perspective but are experiencing slow application performance due to slow direct attached SCSI (DAS) storage devices. The result is an underutilized server resource without access to the much greater cost effective resources on the SAN. ServerAttach allows customers to implement a data migration and consolidation strategy by giving them full utilization of this processing power and provides for the movement of data from these DAS devices to newer, higher performing storage devices in the SAN. The result, in many cases, is improved application performance and better utilization of available central processing unit processing capabilities. ServerAttach helps customers get more out of their existing resources rather than spending resources on costly server replacement strategies or disruptive Fibre Channel upgrades. Our ServerAttach product line also brings a number of added benefits, including:

     -    secured storage access;

     -    data movement capabilities for future systems migration;

     -    ease of manageability;

     -    simple installation with offline pre-configuration; and

     - minimal impact to server availability because no hardware or software modifications are required to servers or applications.

     Storage Router Product Line

     Our storage router product line delivers the ability to attach SCSI storage devices into a Fibre Channel fabric. The product line delivers both an entry-level solution, the 6000, as well as a highly available modular, enterprise-level solution, the 10000. Our storage routers deliver a number of added benefits, including:

     -    industry leading, patented, shared storage access controls;

     - multi-protocol connectivity, including recently announced FC-to-FC Storage Routing;

     -    ease of manageability, setup and configuration; and

     -    LAN-free and Server-free back up functionality in the SAN.

OUR STRATEGY AND IMPLEMENTATION

     FISCAL 2003

     In fiscal 2003, we delivered on these key initiatives:

     Stronger Partnerships. In fiscal 2003, in order to improve product margin to sustain long-term growth, we entered into a new agreement with our largest partner, Hewlett-Packard (HP), which resulted in a royalty model for the sale of our embedded products. This arrangement allows us to generate more value for our intellectual property and higher gross margin. Pursuant to this new agreement, we have outsourced the manufacturing of our embedded routers to HP. As a result, we do not incur the inventory and overhead costs of the hardware, and we receive a royalty from HP for licensing our technology, which has resulted in less aggregate revenue, but higher gross margin.

     New Products and Sales Team. We expanded our market base through the release of the ServerAttach product family, which enables server resources to take advantage of the SAN. We also hired additional sales personnel with a focus on driving product growth. In addition, we signed a key OEM agreement with EMC that established Crossroads as a qualified solutions provider for embedded Fibre Channel connectivity and began shipping product in fiscal 2003.

     Customer Base Expansion. We delivered our latest generation products to our existing customers as well as expanded our storage routing customer base. During the year, HP and StorageTek released new products using our next generation technology. We also added to our customer base by partnering with Quantum and EMC.

     Intellectual Property Value. During fiscal 2003 we continued to add industry-leading companies to a growing list of corporations who have licensed our patented technology. More specifically, we have entered into agreements with Adaptec, ADIC, XioTech and Hitachi to license our technology. We have also strengthened our patent portfolio as we now have 16 issued patents and 53 pending patents worldwide.

     FISCAL 2004 AND BEYOND

     For 2004 and beyond, our goal is to continue to differentiate ourselves from competitors by providing storage solutions that enable legacy, current and future storage resources. We will continue to provide proven interoperability with major storage vendors while delivering multiple connectivity solutions for protocol independence. The key elements of our strategy to achieve this goal includes the following:

     Grow Our Current Market Position by Solving Customer Storage Issues

     As storage networking evolves, new technologies and solutions are introduced. In order to ensure that businesses can access information regardless of the technology they use, we will remain protocol agnostic to the type of technology a customer chooses to implement. We will continue to:

     - increase efficiency, availability and manageability of valuable storage assets;

     -    ensure storage protocol independence (FC, SCSI, iSCSI);

     -    provide solutions enabling faster data back ups and restores;

     -    reduce storage management requirements;

     -    improve storage solution economics;

     -    expand storage routing connection and media options;

     -    add intelligence to our storage router products; and

     -    expand into higher value storage markets.

     Increase Our Market Leadership by Investment in Intellectual Property

     As we develop our products, we continue to identify and develop intellectual property that we believe will provide us with a competitive advantage and allow us to expand our markets. We believe that our patent licensing program will be a key component in our market share growth. In addition, we utilize our intellectual property to set standards for the industry.

OUR PRODUCTS

                FIRST                        DEVICE
 PRODUCT       SHIPMENT                   CONFIGURATION                                      BENEFITS
----------    ----------    ------------------------------------------    ---------------------------------------------
Storage Routers
   6000       May 2002      -   1U Form Factor                            -   Connects existing SCSI devices to
                            -   1 2Gb/s Fibre Channel Port                    Fibre Channel SANs.
                            -   2 LVD/SE (Ultra 160) or HVD SCSI Buses    -   Easy to install and manage using
                            -   1 Ethernet Management Port                    Crossroads Visual Manager (CVM)
                            -   1 Serial Management Port                      web-based software application.
                                                                          -   Access Controls for added security and
                                                                              device sharing between multiple hosts.
                                                                          -   Supports LAN-free and Server-free Backup.

  10000       April 2002    -   Modular 1U Form Factor                    -   Designed for enterprise environments.
                            -   2 to 8 2Gb/s Fibre Channel Ports          -   Includes above features of the
                            -   4, 8, or 12 LVD/SE (Ultra 160) and/or         Crossroads 6000.
                                HVD   SCSI Buses                          -   Modular design allows flexible port
                            -   1 Ethernet Management Port                    configurations.
                            -   1 Serial Management Port                  -   Best-in-class throughput performance
                                                                              and management features.
                                                                          -   Redundant, hot swappable fans and
                                                                              power supplies.

 Embedded     July 2003     -   Embedded Router Product                   -   Connects existing SCSI devices to
 Products                   -   1 or 2 2Gb/s Fibre Channel Ports              Fibre Channel SANs.
                            -   2 SCSI LVD (Ultra 2) Buses                -   Customized Crossroads Visual Manager
                            -   4 SCSI LVD (Ultra 160) Buses                  (CVM) web-based software application.
                            -   1 Ethernet Management Port
                            -   1 Serial Management Port

ServerAttach Appliances
   SA20       April 2003    -   1U Form Factor                            -   Economical balance of connectivity and
                            -   1 2Gb/s Fibre Channel Port                    price.
                            -   2 LVD/SE (Ultra 160) or HVD SCSI Buses    -   Extends life of existing mid-range
                            -   1 Ethernet Management Port                    SCSI servers by bringing them into
                            -   1 Serial Management Port                      Fibre Channel SAN architectures.

   SA40       December      -   Modular 1U Form Factor                    -   Designed for enterprise environments.
              2004          -   2 or 4 2Gb/s Fibre Channel Ports          -   Includes above features of the
                            -   4 or 8 LVD/SE (Ultra 160) or HVD SCSI         Crossroads SA20.
                                Buses                                     -   Modular design allows flexible port
                            -   1 Ethernet management Port                    configurations.
                            -   1 Serial Management Port                  -   Best-in-class throughput performance
                                                                              and management features.
                                                                          -   Redundant, hot swappable fans and
                                                                              power supplies.
                                                                          -   Field replaceable I/O modules

OUR CUSTOMERS

     We market, sell, and support our products through a wide range of distribution partners, including OEM partners, distributors, systems integrators, and value-added resellers. Our OEM partners offer our products under their own private label or as Crossroads branded solutions. Sales through OEM partners comprise the majority of our business. Crossroads-authorized value-added distributors, systems integrators and value-added resellers are authorized by us to market, sell and support our storage routers. Some of these distribution partners also sell product education and other value-added services. We have OEM or distribution agreements with many of the companies that sell storage systems and subsystems.

     Prior to offering our products for sale through OEMs, our OEM customers require that each of our products undergo an extensive qualification process, which involves interoperability testing of our product in the OEM's system as well as rigorous reliability testing. This qualification process may continue for a year or longer. However, qualification of a product by an OEM does not assure any sales of the product to the OEM. Despite this uncertainty, we devote substantial resources, including sales, marketing and management efforts, toward qualifying our products with OEMs in anticipation of future sales opportunities. If we are unsuccessful or delayed in qualifying any products with an OEM, such failure or delay would preclude or delay sales of that product to the OEM.

     Historically, we have had strong relationships with our OEM customers and continue to develop our existing relationships and look for new OEM opportunities. During fiscal 2003, we added new OEM relationships with Quantum and EMC.

     We simplified our channel distribution model and implemented these changes at the beginning of fiscal 2004. Our new model focuses on distributors for order fulfillment. We will continue our strong relationships with existing and new value-added resellers, but will fulfill orders through our distribution channel, giving us better vendor management and leverage with our direct partners.

     Our products are in solutions from ACAL, ACS, Arrow, ATL, Bell Micro, Cranel/Adexis, Datalink, EMC, Fujitsu-Siemens, Groupe Bull, HP, Overland Storage, StorageTek, Sun Microsystems, TidalWire, Quantum and Unisys.

     Our marketing organization coordinates strategic product planning and tactical adoption activities with our major OEM customers and channel partners. This helps us to determine which market segments to pursue and to understand the size and growth characteristics of those markets. It also allows us to analyze competition, define product features, construct business analyses to measure expected return on investments, and to enhance the indirect distribution process for our products by provisioning the sales and marketing tools needed. Our marketing efforts are intended to:

     - develop key relationships with OEMs, distributors, and independent software vendors;

     - conduct targeting demand generation activities to promote and launch our products; and

     - coordinate our involvement in various industry standards organizations, including the Storage Networking Industry Association.

     Our customer support organization provides comprehensive training programs and telephone, e-mail and Web-based direct support to our customers and end users. These programs allow us to minimize the need for a large end-user support organization by enabling our OEMs to provide installation, service and primary technical support to their customers while we focus on high-level secondary support. We actively assist our OEM customers and distributors to solve end-user problems.

OUR COMPETITION

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. Our products are differentiated from traditional router competitors by virtue of our product features and patented technology. We anticipate that the market for our products will continue to evolve and will remain subject to rapid technological change. We currently face direct competition primarily from ADIC, ATTO and Chaparral Network Storage. We also expect to face competition in the future from one or more of the following sources:

     -    other OEMs, including our customers and potential customers;

     -    native Fibre Channel storage device vendors;

     -    LAN switch manufacturers;

     -    SAN switch manufacturers;

     -    future iSCSI vendors;

     - storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems; and

     -    current and future start-up companies.

     As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. The release of ServerAttach into the marketplace creates a new pool of competitors; server manufacturers and Host Business Adaptor (HBA) companies. We believe the competitive factors in the storage router and ServerAttach markets include the following:

     -    market share and position;

     -    OEM endorsement;

     -    product reliability and verified interoperability;

     -    customer service and technical support;

     -    product performance and features;

     -    brand awareness and credibility;

     -    strength of distribution channel;

     -    ease-of-use and manageability; and

     -    price.

RESEARCH AND DEVELOPMENT

     The storage networking industry we compete in is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions. As a result, we believe that our research and development efforts are essential to successfully deliver innovative products that address the needs of our customers. Our research and development team works closely with our marketing and sales team and our OEM customers to develop product features and enhance performance. Development activities are conducted with extensive validation testing both internally and at our major OEM customers.

     We have invested heavily in research and development to support current and future product development. We continue to enhance and extend our products to anticipate and meet customer requirements. We continue to increase the speed and performance of our storage routing products to deliver higher port density and more cost-optimized solutions. Our products are designed to support current industry standards and will continue to be designed to support emerging standards that are consistent with our product strategy. Members of our senior engineering team are also actively engaged in the development of industry standards, which allows us to focus our product strategies in areas that are aligned with the latest industry standards.

     Our storage router products are based on an architecture that combines our operating system and hardware designs using industry standard components. Our proprietary packet routing software intelligently examines data packet traffic to prioritize transmission and minimize network congestion in the flow of transactions between servers and storage systems. This routing software also:

     - manages delays in data transmissions that result from variances in speeds;

     - provides accurate communication of transmission status to connected devices;

     -    provides critical interoperability between diverse protocols;

     -    enables sharing of storage resources by multiple servers; and

     -    can adapt to new protocols as they emerge.

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

     We possess a high level of multi-disciplinary expertise encompassing technologies, software design, operating systems, hardware and application specific integrated circuit design and SAN technologies. We utilize these skills to design, develop, manufacture and deliver our products. We believe that our combined expertise in each of these technologies provides us with a competitive advantage in the ability to develop new products on a timely basis, verify interoperability, expand our product features and integrate additional interfaces and functions.

     We design, develop and test all of our own embedded software. As of October 31, 2003, our engineering staff included software engineers with expertise in embedded software, management tools, software applications and graphical user interface development. We have considerable expertise in error detection and recovery and support. The flexibility to modify our software to varying system configurations has enhanced our ability to rapidly achieve verified interoperability.

MANUFACTURING

     We use Solectron Corporation and Celestica Corporation, third-party contract manufacturers, to assemble the printed circuit board for our current products. Our manufactured products contain printed circuit board assemblies, which consist of the electronics that control the function of our product. The contract manufacturers purchase the required components for our printed circuit board to meet demand in accordance with our purchase orders and our forecast. During product final assembly and test, the printed circuit board is assembled with the remaining components, the power supply, cables and enclosures, and is tested to create the final product.

    The contract manufacturers invoice us based on prices and payment terms mutually agreed upon and set forth in purchase orders we issue to them. The pricing takes into account component costs, manufacturing costs and margin requirements. Although the purchase orders we place with the contract manufacturers are cancelable, the terms of our manufacturing agreement with them would require us to purchase all excess or obsolete material not returnable or usable by other customers. As the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and effect appropriate changes to our manufacturing processes.

     Although we use standard parts and components for our products where possible, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single-source components include application specific integrated circuits, licensed software and the chassis. We have an obligation to our contract manufacturers for portions of excess inventory arising from a sudden reduction in purchase orders by us to the extent it differs from the forecast, which we supply to our contract manufacturers.

     During fiscal 2003, we have maintained our ISO 9002 registration.

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

     In July 2003, XioTech licensed our `972 patent, which provides access controls vital to networked storage systems. In September 2003, we entered into an agreement with Hitachi Ltd. under which both companies cross-licensed their patented access control technology.

     As of October 31, 2003, we had 16 patents issued and 53 patents pending worldwide. 29 patent applications are pending in the United States Patent and Trademark Office with respect to our technology. We have 17 pending international patent applications (primarily in the European and Japanese Patent Offices). We also have 7 international patent applications pending under the Patent Cooperation Treaty.

     We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements, and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. We maintain a program to identify and obtain patent protection for our inventions. It is possible that we will not receive patents for every application we file. Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe their patents. Failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

     Some of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe that such licenses generally could be obtained on commercially reasonable terms.

     We have registered the trademark "CROSSROADS", "CROSSROADS SYSTEMS", "iBOD" and "ServerAttach" in the United States. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

     At January 21, 2004, we had 128 employees, with 68 engaged in research and development and customer support, 20 in manufacturing, 21 in sales and marketing, and 19 in administration, information technology, human resources and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition for technical personnel in the computing industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating, and retaining employees in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of January 16, 2004, certain information concerning our executive officers:

                  NAME                     AGE                         POSITION(S)
                  ----                     ---                         -----------
Brian R. Smith........................     38    Chairman of the Board
Robert C. Sims........................     36    President and Chief Executive Officer
Andrea Wenholz........................     38    Vice President, Chief Financial Officer, Secretary and Treasurer
John C. Cummings......................     50    Vice President, Sales and Marketing

     BRIAN R. SMITH is our co-founder and has served as our Chairman of the Board since our inception in April 1995. Mr. Smith served as our Chief Executive Officer from our inception until October 31, 2001 and from May 2002 to September 2003, and as our President from our inception until October 1997 and from May 2002 to September 2003. From November 2001 to December 2002, Mr. Smith served as the managing partner of Convergent Investors, a venture capital firm located in Austin, Texas. Mr. Smith holds a B.S.E.E from the University of Cincinnati and an M.S.E.E. from Purdue University.

     ROBERT C. SIMS has served as our President and Chief Executive Officer since October 2003 and as a member of our Board of Directors since November 2003. From May 2002 to September 2003, Mr. Sims served as our Chief Operating Officer. From April 2001 to May 2002, Mr. Sims served as our Vice President of Engineering and Operations. From July 2000 to April 2001, Mr. Sims served as our Vice President of Operations and Corporate Quality. From March 1999 to July 2000, Mr. Sims served as our Director of Operations. Prior to joining Crossroads, from January 1998 to March 1999, Mr. Sims managed the advanced manufacturing and product test organizations at Kentek Corp. From 1990 to 1998, Mr. Sims served in various capacities at Exabyte, including manager of the manufacturing engineering and quality organizations for the high-end tape drive division. Mr. Sims received a B.S.E.E. from Colorado State University.

     ANDREA WENHOLZ has served as our Vice President, Chief Financial Officer, Secretary and Treasurer since January 2003. From May 2001 to December 2002, Ms. Wenholz served as the Controller for U.S. Operations at Parthus Technologies, plc, a provider of application-specific platform IP, which eventually became ParthusCeva, following its merger with Ceva. From September 2000 to May 2001, Ms. Wenholz was Chief Financial Officer at Chicory Systems, Inc., a semiconductor intellectual property company, which was acquired by Parthus. From April 1998 to September 2000, Ms. Wenholz served as a Business Unit Controller at Cisco Systems, Inc. From August 1996 to April 1998, Ms. Wenholz served as Controller at NetSpeed, Inc., until its acquisition by Cisco Systems, Inc. Ms. Wenholz is a certified public accountant who started her career in public accounting at KPMG and holds a Bachelors of Business Administration from Texas A&M University.

     JOHN C. CUMMINGS has served as our Vice President, Sales and Marketing since May 2003. From May 2002 to April 2003, Mr. Cummings served as the Worldwide Senior Vice President of Sales and Business Development for ProvisionSoft, Inc. From December 1998 to May 2002, Mr. Cummings held executive sales management and operations positions at SunGard Business Integration, an operating group of SunGard, and Sangate Systems, Inc., a developer of data replication solutions for the enterprise data center. From May 1985 to December 1998, Mr. Cummings served as the Director of Sales for Financial Services (North East U.S.) at Sun Microsystems. Mr. Cummings received a BA from the University of Massachusetts.

     Further information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating Crossroads and our business. These factors include, but are not limited to the factors listed below. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

WE HAVE INCURRED SIGNIFICANT LOSSES AND NEGATIVE CASH FLOW, WE EXPECT FUTURE LOSSES AND WE MAY NEVER MAINTAIN CONSISTENT PROFITABILITY OR A CASH FLOW POSITIVE POSITION.

     We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of October 31, 2003, we had an accumulated deficit of $147.5 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become consistently cash flow positive. Although we restructured our organization in 2002 which significantly reduced our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. Moreover, we were cash flow positive in the fourth quarter of fiscal 2003, but cash flow negative for the year ended 2003. We expect fluctuations in our cash flow position to continue in future quarters.

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

     A number of factors, some of which are beyond our control, may particularly contribute to fluctuations in our revenue and operating results, including:

     - changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

     -    timing and amount of intellectual property licenses;

     - the timing of orders from, and product integration by, our customers, particularly our original equipment manufacturer (OEM)customers, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us;

     - the rate of adoption of storage area networks (SANs) as an alternative to existing data storage and management systems;

     - the ongoing need for storage routing products in storage area network architectures;

     - the deferrals of customer orders in anticipation of new products, services or product enhancements from us or our competitors or from other providers of storage area network products;

     - the rate at which new markets emerge for products we are currently developing;

     -    the deferrals of customer orders based on budgetary restrictions;

     -    the successful launch and customer acceptance of our new products;

     - disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;

     - increases in prices of components used in the manufacture of our products; and

     - variations in the mix of our products sold and the mix of distribution channels through which they are sold.

     In addition, potential and existing OEM customers often place initial orders for our products for purposes of qualification and testing. As a result, we may report an increase in sales or a commencement of sales of a product in a quarter that will not be followed by similar sales in subsequent quarters as OEMs conduct qualification and testing. This order pattern could lead to fluctuations in quarterly revenue and gross profits.

GLOBAL ECONOMIC CONDITIONS MAY CONTINUE TO NEGATIVELY IMPACT US AND THE PRICE OF OUR COMMON STOCK.

     The macroeconomic environment and capital spending on information technology in the past two fiscal years resulted in continued uncertainty in our revenue expectations. The operating results of our business depend on the overall demand for storage area network products. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, continued soft demand for storage area network products caused by budgetary constraints has resulted in decreased revenue. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which has been more adversely impacted by the economic environment. In particular, continuing economic uncertainty has resulted in a general reduction in information technology spending. This reduction in information technology spending has led to a decline in our growth rates compared to historical trends. Customers may continue to defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve, resulting in a continued decrease in our product revenue.

THE STORAGE TECHNOLOGY MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL EVOLUTION, AND OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS.

     The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

     -    delay in our initial shipment of new products;

     -    the difficulty in forecasting customer demand accurately;

     - our inability to expand production capacity fast enough to meet customer demand;

     - the possibility that new products may erode demand for our current products;

     -    the possibility that we release new products with undetected errors;

     -    competitors' responses to our introduction of new products; and

     - the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

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

AN ADVERSE DECISION IN THE VARIOUS SECURITIES CLASS ACTION LAWSUITS FILED AGAINST US MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL PERFORMANCE.

     We and several of our officers and directors, were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On November 22, 2002, the court granted our motion for summary judgment, concluding that the plaintiffs failed to demonstrate an essential element to their claim of securities fraud. On February 26, 2003, the plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals. On December 3, 2003, the parties conducted oral argument on plaintiffs' appeal before the United States Circuit Court for the Fifth Circuit. The Fifth Circuit has not yet issued its ruling on plaintiffs' appeal. The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees. It is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, that we might incur in connection with such actions. An adverse judgment may have a material adverse effect on our business and financial performance.

OUR BUSINESS IS DEPENDENT ON THE STORAGE AREA NETWORK MARKET, WHICH IS UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

     Fibre Channel SANs, were first deployed in 1997. However, the market for SANs and related storage router products is slowly evolving. Because this market is growing at a relatively slow pace, it is difficult to predict its potential size or future growth rate. Substantially all of our products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations' computing systems is critical to our future success. Most of the organizations that would be likely to purchase our products have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs, particularly in the current economic environment. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

     - educate potential OEM customers, distributors, system integrators, storage service providers and end-user organizations about the benefits of SANs and storage router technology, including, in particular, the ability to use storage routers with SANs to improve system back up and recovery processes;

     - maintain and enhance our relationships with OEM customers, distributors, system integrators, storage system providers and end-user organizations;

     - predict and base our products on standards which ultimately become industry standards; and

     - achieve interoperability between our products and other SAN components from diverse vendors.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP IN A TIMELY MANNER NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE.

     We currently have a limited number of products that we sell in commercial quantities. Our future growth and competitiveness will depend greatly on the market acceptance of our newly introduced product lines, including the 6000 and 10000 storage routers as well as the ServerAttach line of products, all of which we released in 2002. We have received revenue from the sale of our 6000, 10000 and ServerAttach line of products; however, the market acceptance of our ServerAttach line of products remains uncertain. If the ServerAttach line of products does not achieve sufficient market acceptance, our future growth prospects could be seriously harmed. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance.

     Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

     -    growth of the SAN market;

     -    changing requirements of customers within the SAN market;

     - performance, quality, price and total cost of ownership of our products;

     - availability, performance, quality and price of competing products and technologies;

     -    our customer service and support capabilities and responsiveness; and

     - successful development of our relationships with existing and potential OEM, distributor, system integrator and storage system provider customers.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR THE VAST MAJORITY OF OUR REVENUE. THE LOSS OF OR SIGNIFICANT REDUCTION IN ORDERS FROM ANY KEY CUSTOMERS WOULD SIGNIFICANTLY REDUCE OUR REVENUE AND WOULD SUBSTANTIALLY HARM OUR FUTURE RESULTS OF OPERATIONS.

     In fiscal 2001, 2002, and 2003, 51%, 75% and 75% of our total revenue, respectively, was derived from two OEM customers (information for 2001 and 2002 assumes the subsequent merger of HP and Compaq). In fiscal 2003, HP and StorageTek represented 54% and 21% of our total revenue, respectively. In May 2002, the merger of HP and Compaq significantly increased our customer concentration as both HP and Compaq had been significant customers to that point. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

OUR OEM CUSTOMERS REQUIRE OUR PRODUCTS TO UNDERGO A LENGTHY AND EXPENSIVE QUALIFICATION PROCESS THAT DOES NOT ASSURE PRODUCT SALES.

     Prior to offering our products for sale, our OEM customers require that each of our products undergo an extensive qualification process, which involves interoperability testing of our product in the OEM's system as well as rigorous reliability testing. This qualification process may continue for a year or longer. However, qualification of a product by an OEM does not assure any sales of the product to the OEM. Despite this uncertainty, we devote substantial resources, including sales, marketing and management efforts, toward qualifying our products with OEMs in anticipation of future sales opportunities. If we are unsuccessful or delayed in qualifying any products with an OEM, such failure or delay would preclude or delay sales of that product to the OEM, which may impede our ability to grow our business.

DEMAND FOR OUR PRODUCTS DEPENDS SIGNIFICANTLY UPON THE NEED TO INTERCONNECT SMALL COMPUTER SYSTEM INTERFACE (SCSI) TAPE STORAGE SYSTEMS WITH FIBRE CHANNEL SANS, AND WE EXPECT TO FACE COMPETITION FROM MANUFACTURERS OF TAPE STORAGE SYSTEMS THAT INCORPORATE FIBRE CHANNEL INTERFACES INTO THEIR PRODUCTS.

     In traditional computer networks, system back up is accomplished by transferring data from applications and databases over the servers used in the network to tape drives or other media where the data is safely stored. Tape storage devices generally rely on a SCSI connection to interface with the network in receiving and transmitting data. Our routers enable these SCSI-based storage devices to interface with the Fibre Channel-based components of the SAN. Because our routers allow communication between SCSI storage devices and a Fibre Channel SAN, organizations are able to affect their back up processes over the SAN rather than through the computer network, enabling the servers of the network to remain available for other computing purposes. We currently derive the majority of our revenue from sales of storage routers that are used to connect SCSI-based tape storage systems with SANs. The introduction of tape storage systems that incorporate Fibre Channel interfaces would enable tape storage devices to communicate directly with SANs, without using storage routers. We are aware that a number of manufacturers of storage systems, including several of our current customers, are developing tape storage systems with embedded Fibre Channel interfaces, with products expected to be introduced to market in the near future. If these or other manufacturers are successful in introducing Fibre Channel-based storage systems, demand for our storage router products would be materially reduced and our revenue would decline.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON UTILIZING EMERGING TECHNOLOGIES AND STANDARDS AND ANY DELAY OR ABANDONMENT OF EFFORTS TO DEVELOP THESE TECHNOLOGIES OR STANDARDS, BY INDUSTRY PARTICIPANTS, OR FAILURE OF THESE TECHNOLOGIES OR STANDARDS TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION.

     Our products are intended to complement other SAN products to improve the performance of computer networks by addressing the input/output bottlenecks that have emerged between the storage systems and the servers within a computing system. We have devoted and expect to continue to devote significant resources to developing products based on emerging technologies and standards that reduce input/output bottlenecks, such as internet SCSI (iSCSI). A number of large companies in the computer hardware and software industries are actively involved in the development of new technologies and standards that we expect to incorporate in our new products. Should any of these companies delay or abandon their efforts to develop commercially available products based on these new technologies and standards, our research and development efforts with respect to such technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if our products based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in less revenue for these products than we currently anticipate.

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

     We rely on a limited number of contract manufacturers, primarily Solectron and Celestica, to assemble the printed circuit board for our current shipping programs, including our 6000 and 10000 and ServerAttach line of products. We generally place orders for products with Solectron and Celestica approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron or Celestica to meet our customers' delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. Solectron and Celestica have not provided assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

OUR PLANS TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS TO MARKET REQUIRE COORDINATION ACROSS OUR SUPPLIERS AND MANUFACTURERS, WHICH EXPOSES US TO RISKS OF DELAY OR POOR EXECUTION FROM A VARIETY OF SOURCES.

     We have recently introduced new products and product enhancements, which requires that we coordinate our efforts with those of our component suppliers and our contract manufacturers to rapidly achieve volume production. In addition, we transitioned the manufacturing of our embedded router products to HP. If we should fail to effectively manage our relationships with our component suppliers, our contract manufacturers and other manufacturers of our products or if any of our suppliers or our manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new component supplier or contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change suppliers, we may lose revenue and damage our customer relationships.

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

COMPETITION WITHIN OUR MARKETS MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE OUR MARKET SHARE.

     The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face direct competition primarily from ADIC,,ATTO and Chaparral Network Storage. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We may face competition in the future from OEMs, including our customers and potential customers, local area network router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of Fibre Channel switches or directors could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially, if one of our OEMs begins to manufacture our higher end storage routers. While we do not currently face significant direct competition for our ServerAttach products, we anticipate we will see increased competition as this market develops.

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

WE HAVE LICENSED OUR STORAGE ROUTER TECHNOLOGY TO A KEY CUSTOMER, WHICH MAY ENABLE THIS CUSTOMER TO COMPETE WITH US.

     In November 2002, we amended our existing licensing agreement with HP. Pursuant to this amendment we have outsourced the manufacturing of our embedded routers to HP. As a result, we do not incur the inventory and overhead costs of the hardware, and we will receive a royalty from HP for licensing our technology, which will result in less aggregate revenue for us. However, even though total revenue from the sale of our embedded routers will be less in the future, our arrangement will have a positive impact on gross margin. We believe this agreement will allow us to leverage the strengths of both companies, including HP's economies of scale in manufacturing and systems integration expertise and our software, value-added applications and intellectual property. We have been working under this new agreement since the fiscal second quarter of 2003. HP has vastly greater resources and distribution capabilities than we do, and therefore, it could establish market acceptance in a relatively short time frame for any competitive products that it may introduce using our licensed technologies, which, in turn, would reduce demand for our products from HP and could reduce demand for our products from other customers.

UNIT PRICES OF SOME OF OUR PRODUCTS HAVE DECREASED OVER TIME, AND IF WE CANNOT INCREASE OUR SALES VOLUMES, OUR REVENUE WILL DECLINE.

     As storage networking continues to mature as an industry, we have seen a trend towards simplification of devices. The impact of this trend on our business has been the push for, and subsequent ramp of embedded routers being shipped with tape libraries. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. As our mix shifts from box routers to embedded routers, we will see a reduction in average price per unit and revenue will decline if volume does not increase. To date, some of our agreements with OEM customers, including our largest customer, provide for quarterly reductions in pricing on a product-by-product basis, with the actual discount determined according to the volume potential expected from the customer, the OEM's customer base, the credibility the OEM may bring to our solution, additional technology the OEM may help us incorporate with our product, and other Crossroads products the OEM supports. Notwithstanding, the decreases in our average selling prices of our older generation products generally have been partially offset by higher average selling prices for our newer products, as well as sales to distributors and system integrators where price decreases are not generally required. Nonetheless, we could experience declines in our average unit selling prices for our products in the future, especially if our newer products do not receive broad market acceptance. In addition, declines in our average selling prices may be more pronounced should we encounter significant pricing pressures from increased competition within the storage router market.

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

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. Moreover, we maintain a relatively small staff of executive management. The loss of the services of any of our key employees or key management would harm our business. Additionally, our inability to attract or retain qualified personnel in the future or any delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

     In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation against us could force us to take specific actions, including:

     - cease selling our products that use the challenged intellectual property;

     - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or

     - redesign those products that use infringing intellectual property or cease to use an infringing trademark.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. This would entail a number of risks that could materially and adversely affect our business and operating results, including:

     - problems integrating the acquired operations, technologies or products with our existing business and products;

     -    diversion of management's time and attention from our core business;

     - difficulties in retaining business relationships with suppliers and customers of the acquired company;

     - risks associated with entering markets in which we lack prior experience; and

     -    potential loss of key employees of the acquired company.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW, COULD PREVENT, DELAY OR IMPEDE A CHANGE IN CONTROL OF US AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

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

OUR STOCK PRICE IS VOLATILE.

     The market price of our common stock has been volatile in the past and may be volatile in the future. For example, since November 1, 2002, the intra-day market price of our common stock as quoted on The NASDAQ Stock Market fluctuated between $0.50 and $3.81. The market price of our common stock may be significantly affected by the following factors:

     -    actual or anticipated fluctuations in our operating results;

     - changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

     - changes in market valuations of other technology companies, particularly those that sell products used in SANs;

     - announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

     - sale of or distribution by Austin Ventures of our common stock to their limited partners or substantial sales by other significant stockholders;

     - introduction of technologies or product enhancements that reduce the need for storage routers;

     -    the loss of one or more key OEM customers; and

     -    departures of key personnel.

     The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

ITEM 2. PROPERTIES.

     Our corporate headquarters facility consists of approximately 63,500 square feet in Austin, Texas. We lease our headquarters facility pursuant to a lease agreement that expires in April 2006. The lease represents a commitment of $1.8 million per year through April 2006. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $250,000, which is secured by a $3.0 million line of credit.

     Our final assembly and test facility of approximately 11,250 square feet is also located in Austin, Texas. The lease agreement on this facility expires on May 31, 2004.

ITEM 3. LEGAL PROCEEDINGS.

     Intellectual Property Litigation

     On November 4, 2003, we filed a lawsuit against Dot Hill Systems, Inc. ("Dot Hill") alleging that Dot Hill has infringed two of our patents, U.S. Patent No. 5,941,972 (hereinafter "the '972 patent") and U.S. Patent No. 6,425,035 (hereinafter "the '035 Patent"), with some of Dot Hill's products. Dot Hill filed an answer on December 17, 2003 denying infringement and alleging the '972 and '035 Patents are invalid and unenforceable. We plan to vigorously defend our patents against these counterclaims.

     Securities Class Action Litigation

     We and several of our officers and directors, were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On November 22, 2002, the court granted our motion for summary judgment. On February 26, 2003, the plaintiffs filed a notice of appeal. On December 3, 2003, the parties conducted oral argument on plaintiffs' appeal before the

United States Circuit Court for the Fifth Circuit. The Fifth Circuit has not yet issued its ruling on plaintiffs' appeal. The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees. We deny the allegations in the complaint and intend to defend ourself vigorously. It is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

     In addition, we are involved in various legal proceedings and claims that arise in the normal course of our business. While many of these matters involve inherent uncertainty, our management believes that the amount of the liability, if any, ultimately incurred by us with respect to any existing proceedings and claims, net of applicable reserves and available insurance, will not materially harm our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock has been quoted on The NASDAQ Stock Market under the symbol "CRDS" since our initial public offering on October 20, 1999. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share closing market prices for our common stock as reported by The NASDAQ Stock Market for the periods indicated:

                                                  HIGH        LOW
                                                 ------      ------
FISCAL YEAR ENDED OCTOBER 31, 2003
    First Quarter ....................           $ 1.57      $ 0.55
    Second Quarter ...................           $ 1.46      $ 1.05
    Third Quarter ....................           $ 2.10      $ 1.42
    Fourth Quarter ...................           $ 3.28      $ 1.75

FISCAL YEAR ENDED OCTOBER 31, 2002
    First Quarter ....................           $ 6.75      $ 2.70
    Second Quarter ...................           $ 6.07      $ 2.85
    Third Quarter ....................           $ 3.19      $ 0.78
    Fourth Quarter ...................           $ 0.85      $ 0.38

     On January 21st, 2004, the last reported sales price of our common stock on The NASDAQ Stock Market was $3.56 per share.

     As of January 5, 2004, there were 25,049,221 shares of our common stock outstanding held by approximately 278 stockholders of record (not including beneficial holders of stock held in street name).

     We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

     The Securities and Exchange Commission on October 19, 1999 declared effective our registration statement on Form S-1 (File No. 333-85505) relating to the initial public offering of our common stock. As of October 31, 2003, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements such as our joint development agreement with NexQL, that are complementary to our business and product offerings. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

     We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2003.

     The information concerning our equity compensation plans appearing under "Equity Compensation Plan Information" is incorporated by reference to our Proxy Statement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Annual Report and other financial information appearing elsewhere in this Annual Report. The consolidated balance sheet data as of October 31, 2002 and 2003 and the consolidated statement of operations data for the years ended October 31, 2001, 2002 and 2003 set forth below are derived from, and qualified by reference to, our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated balance sheet data for the years ended October 31, 1999, 2000 and 2001 and the consolidated statement of operations data for the years ended October 31, 1999 and 2000 are derived from audited consolidated financial statements not included herein.

                                                                      FOR THE YEARS ENDED OCTOBER 31,
                                                       --------------------------------------------------------
                                                         1999        2000        2001        2002        2003
                                                       --------    --------    --------    --------    --------
                                                                            (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
    Product ....................................       $ 18,859    $ 32,486    $ 35,896    $ 33,429    $ 25,955
    Royalty and other ..........................             65         562       1,434         559       7,188
                                                       --------    --------    --------    --------    --------
        Total revenue ..........................         18,924      33,048      37,330      33,988      33,143
Cost of revenue(1) .............................         11,079      19,104      22,013      22,661      17,433
                                                       --------    --------    --------    --------    --------
Gross profit ...................................          7,845      13,944      15,317      11,327      15,710
                                                       --------    --------    --------    --------    --------
Operating expenses(1):
    Sales and marketing ........................          4,781      16,007      15,202       6,126       4,508
    Research and development ...................          5,551      13,143      18,118      16,520      11,929
    General and administrative .................          3,017      31,242      16,043       9,158       6,209
    Business restructuring .....................              -           -           -       3,666        (432)
    Impairment of intangibles and other assets..              -           -      25,007       2,047           -
    Amortization of intangibles ................              -       8,808       9,680         278         173
    Litigation settlement ......................              -           -     (15,000)          -           -
                                                       --------    --------    --------    --------    --------
        Total operating expenses ...............         13,349      69,200      69,050      37,795      22,387
                                                       --------    --------    --------    --------    --------
Loss from operations ...........................         (5,504)    (55,256)    (53,733)    (26,468)     (6,677)
Total other income .............................            319       4,228       2,776         979         540
Income tax expense .............................              -           -           -           -        (310)
                                                       --------    --------    --------    --------    --------
Loss before cumulative effect
of accounting change ...........................         (5,185)    (51,028)    (50,957)    (25,489)     (6,447)
Cumulative effect of accounting change .........              -           -        (130)          -           -
                                                       --------    --------    --------    --------    --------
Net loss .......................................       $ (5,185)   $(51,028)   $(51,087)   $(25,489)   $ (6,447)
                                                       --------    --------    --------    --------    --------
Accretion on redeemable convertible
    preferred stock ............................           (247)          -           -           -           -
                                                       --------    --------    --------    --------    --------
Net loss attributable to common stock ..........       $ (5,432)   $(51,028)   $(51,087)   $(25,489)   $ (6,447)
                                                       ========    ========    ========    ========    ========
Basic and diluted net loss per share ...........       $  (0.74)   $  (1.93)   $  (1.86)   $  (0.95)   $  (0.26)
                                                       --------    --------    --------    --------    --------
Shares used in computing basic
    and diluted net loss per share .............          7,378      26,467      27,414      26,878      24,443
                                                       --------    --------    --------    --------    --------

(1) Stock-based compensation for the periods
    indicated was allocated as follows:
    Cost of revenue ............................       $    133    $    288    $    123    $     84    $     36
    Sales and marketing ........................            372       4,373         215         481         116
    Research and development ...................            280         528         440         369         294
    General and administrative .................            420      22,501       6,283       3,640       1,017
                                                       --------    --------    --------    --------    --------
        Total stock-based compensation .........       $  1,205    $ 27,690    $  7,061    $  4,574    $  1,463
                                                       ========    ========    ========    ========    ========

                                                                     AS OF OCTOBER 31,
                                                   1999        2000        2001        2002        2003
                                                 --------    --------    --------    --------    --------
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
   investments ............................      $ 80,820    $ 60,038    $ 53,686    $ 34,311    $ 31,377
Working capital ...........................        83,165      62,287      51,271      34,855      31,671
Total assets ..............................        91,730     118,048      75,403      50,459      40,865
Long-term debt, net of current portion ....         1,325           -           -           -           -
Total stockholders' equity ................      $ 84,885    $108,752    $ 64,246    $ 41,559    $ 35,258

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the selected consolidated financial data in Item 6 of Part II of this Annual Report and our consolidated financial statements and notes thereto in Item 15 of Part IV of this Annual Report.

     This discussion contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Please see the "Cautionary Statement" and "Additional Factors that may Affect Future Results" under Item 1 of Part I for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

     We are a leading provider of enterprise data routing solutions for open system storage area networks (SANs), based on our market share of storage routers shipped. Our storage routers serve as the interconnect between SANs and the other devices in a computer network and allow organizations to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in SANs, our storage routers:

     -    improve data transfer speeds within a network;

     -    reduce the time required to back up and restore data;

     -    improve utilization of storage resources; and

     -    preserve and enhance existing server and storage system investments.

     We provide our products in a variety of configurations including both stand-alone box and library-embedded router form factors with varying port counts. Our products are installed at companies, institutions, and other entities ranging from large enterprises to small businesses. Our products and services are marketed and sold to end users through our distribution partners, including original equipment manufacturers (OEMs), distributors and value-added resellers (VARs). For the fiscal years ended 2001, 2002 and 2003, sales to our OEM customers accounted for 64%, 81% and 80% of our total revenue, respectively.

     Our objective is to maintain our position as the leading provider of storage routing solutions as storage, server, and network technologies and markets continue to grow and evolve. The key elements of our strategy to achieve this objective are:

     -    grow our current market position by solving customer storage issues;

     - build on our core storage networking technologies to offer intelligent networking solutions;

     -    expand our reach into other storage markets; and

     -    increase our market leadership by investment in intellectual property.

    During fiscal 2003, we delivered on the following key initiatives we set forth at the beginning of the fiscal year:

     - Stronger Partnerships. In fiscal 2003, in order to improve product margin to sustain long term growth, we entered into a new agreement with our largest partner, HP, which resulted in a royalty model for the sale of our embedded products. This arrangement allows us to generate more value for our intellectual property and higher gross margin. Pursuant to this new agreement, we have outsourced the manufacturing of our embedded routers to HP. As a result, we do not incur the inventory and overhead costs of the hardware, and we receive a royalty from HP for licensing our technology, which has resulted in less aggregate revenue, but higher gross margin.

     - New Products and Expanded Sales Team. We expanded into new markets with the launch of our ServerAttach product family, which enables server resources to take advantage of the storage area network. We also hired additional sales personnel with a focus on driving product growth. In addition, we signed a key OEM agreement with EMC that established Crossroads as a qualified solutions provider for embedded Fibre Channel connectivity and began shipping product in fiscal 2003.

     - Customer Base Expansion. We delivered our latest generation products to our existing customers as well as expanded our storage routing customer base. Our customer base expansion was validated in fiscal 2003 by HP and StorageTek, through their new product releases, as well as the addition of Quantum and EMC to our customer base.

     - Intellectual Property Value. During fiscal 2003 we continued to add industry-leading companies to a growing list of corporations who have licensed our patented technology. In addition, we have entered into agreements with Adaptec, ADIC, XioTech and Hitachi to license our technology. We have also strengthened our patent portfolio as we now have 16 issued patents and 53 pending patents worldwide.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated financial data for the periods indicated in thousands and expressed as a percentage of our total revenue.

                                                                         FOR THE YEAR ENDED OCTOBER 31,
                                                     --------------------------------------------------------------------
                                                             2001                     2002                    2003
                                                     --------------------      ------------------      ------------------
                                                                                 (DOLLARS IN THOUSANDS)
Product revenue...............................       $  35,896      96.2%      $ 33,429     98.4%      $ 25,955     78.3%
Royalty and other revenue.....................           1,434       3.8            559      1.6          7,188     21.7
                                                     ---------    ------       --------    -----       --------    -----
     Total revenue............................          37,330       100         33,988    100.0         33,143    100.0

Cost of revenue:
     Product..................................          21,898      58.7         22,486     66.2         16,598     50.1
     Royalty and other........................             115       0.3            175      0.5            835      2.5
                                                     ---------    ------       --------    -----       --------    -----
     Total cost of revenue....................          22,013      59.0         22,661     66.7         17,433     52.6
                                                     ---------    ------       --------    -----       --------    -----

Gross profit..................................          15,317      41.0         11,327     33.3         15,710     47.4
Operating expenses:
     Sales and marketing......................          15,202      40.7          6,126     18.0          4,508     13.6
     Research and development.................          18,118      48.5         16,520     48.6         11,929     36.0
     General and administrative...............          16,043      43.0          9,158     27.0          6,209     18.7
     Business restructuring expense...........               -         -          3,666     10.8           (432)    (1.3)
     Impairment of assets.....................          25,007      67.0          2,047      6.0              -        -
     Amortization of intangibles..............           9,680      25.9            278      0.8            173      0.5
     Litigation settlement....................         (15,000)    (40.2)             -        -              -        -
                                                     ---------    ------       --------    -----       --------    -----
     Total operating expenses.................          69,050     184.9         37,795    111.2         22,387     67.5
                                                     ---------    ------       --------    -----       --------    -----

Loss from operations..........................         (53,733)   (143.9)       (26,468)   (77.9)        (6,677)   (20.1)

     Other, net...............................           2,776       7.4            979      2.9            540      1.6
                                                     ---------    ------       --------    -----       --------    -----

Loss before income taxes
and accounting change.........................         (50,957)   (136.5)       (25,489)   (75.0)        (6,137)   (18.5)
     Income tax expense.......................               -         -              -        -           (310)    (1.0)
                                                     ---------    ------       --------    -----       --------    -----
Loss before accounting change.................         (50,957)   (136.5)       (25,489)   (75.0)        (6,447)   (19.5)
     Cumulative effect of accounting change...            (130)     (0.4)             -        -              -        -
                                                     ---------    ------       --------    -----       --------    -----
Net loss......................................       $ (51,087)   (136.9)%     $(25,489)   (75.0)%     $ (6,447)   (19.5)%
                                                     =========    ======       ========    =====       ========    =====

     Product Revenue

     Product revenue consists of sales of our storage router and our ServerAttach line of products. Product revenue decreased 6.9% from $35.9 million in fiscal 2001 to $33.4 million in fiscal 2002 and further decreased 22.4% to $26.0 million in fiscal 2003.

     The decrease in product revenue from fiscal 2001 to fiscal 2002 resulted from various product and customer transitions, overall unfavorable economic conditions and reduced IT spending rates. The transition to lower margin embedded products led to a decrease in revenue in fiscal 2002. Therefore, in order to improve product margin on embedded products, we transitioned to a royalty model in fiscal 2003. In addition, sales of our next generation products have resulted in higher gross margin.

     The decrease in product revenue in 2003 primarily resulted from our successful transition to a royalty model for embedded products with HP. Under this model, our product revenue declined, as expected, because we have outsourced the manufacturing of our embedded routers to HP and the royalty revenue we receive is now classified under royalty and other revenue.

     Our storage router sales are sustaining through our OEM and channel partners. However, we believe that an opportunity exists with our ServerAttach technology in both the channel and with our new OEM relationship with EMC. ServerAttach technology allows customers to connect their SCSI server resources into the SAN. The result, in many cases, is improved application performance and better utilization of available central processing unit capabilities. ServerAttach technology helps customers get more out of their existing resources rather than spending resources on costly server replacement strategies or disruptive fiber channel upgrades. Our sales organization has been deployed to educate the direct end user of the features and cost savings that our ServerAttach technology has to offer.

     On a product basis, sales have shifted to our next generation products and to our ServerAttach family of products. We anticipate that sales of our older generation products as a percentage of our total revenue will continue to decrease as we successfully transition our customers to our newer product platforms.

     A significant portion of our revenue is still concentrated among a relatively small number of OEM customers, and the merger of HP and Compaq in May 2002 has resulted in substantial additional concentration. Fluctuations in revenue have resulted from, among other things, product and customer transitions, OEM qualification and testing, reduced IT spending rates by our customers and potential customers and our transition to the royalty model with HP which is described more herein. We expect that a significant portion of our future revenue will continue to come from sales of products to a relatively small number of customers.

     Royalty and Other Revenue

     Royalty and other revenue includes revenue from the licensing of intellectual property (IP), royalty payments from HP and sales of service contracts. IP licensing arrangements typically consist of upfront nonrefundable fees. These fees are collected as consideration for either past sales of licensee products or a lifetime patent license. When a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, we record revenue from upfront nonrefundable IP licensing arrangements. Royalty revenue is recognized monthly based on shipment reports received from HP's contract manufacturer and service revenue is recognized over the service period. Royalty and other revenue decreased 61.0% from $1.4 million in fiscal 2001 to $0.6 million in fiscal 2002 and then increased significantly to $7.2 million in fiscal 2003.

     The decrease in royalty and other revenue in fiscal 2002 was primarily due to non-recurring licensing revenue from our former Oregon subsidiary for sale of its technology. The increase in royalty and other revenue in fiscal 2003 was due to the transition to a royalty model with HP and the receipt of IP licensing revenue.

     We entered into patent license agreements in fiscal 2003, which represented 50.1% of our royalty and other revenue for the year. Our potential to generate patent license revenue in the future will be largely dependent upon our ability to identify and pursue additional, potential licensees. Our business model includes entering into royalty agreements with other potential licensees. Licensees currently incorporating our technology into their products are not contractually obligated to continue doing so.

     Given the nature of patent license agreements, the timing of license revenue is difficult to forecast and therefore is expected to cause fluctuations in royalty and other revenue. However, based on forecasts from HP, royalty revenue from embedded products is expected to continue under this model.

     Cost of Revenue

          Product

     Cost of product revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, third party software licenses, warranty costs and stock-based compensation. Cost of product revenue increased 2.7% from $21.9 million in fiscal 2001 to $22.5 million in fiscal 2002 and subsequently decreased 26.2% to $16.6 million in fiscal 2003.

     The increase in cost of product revenue in fiscal 2002 was primarily due to sales of lower margin products and corresponding increases in manufacturing costs. The decrease in cost of product revenue in fiscal 2003 was expected as a result of the manufacturing cost savings with the transition to the royalty model with HP. Under this model, HP manufactures our embedded products, which has resulted in lower manufacturing costs to us. We expect to continue to see the benefits from the royalty model; however, the cost of product revenue may fluctuate based on the introduction of new products and changes in product mix.

          Royalty and Other

     Cost of revenue relating to royalty and other revenue consists primarily of legal costs associated with the negotiation of patent licensing contracts. Cost of revenue relating to royalty and other revenue increased from $0.1 million in fiscal 2001 to $0.2 million is fiscal 2002 and subsequently increased to $0.8 million in fiscal 2003.

     The increase in fiscal 2002 was related to an increase in service revenue. The increase in fiscal 2003 was primarily due to legal costs associated with new IP license revenue.

     Given the nature of IP revenue and more specifically, patent license agreements, it is difficult to forecast cost of revenue relating to royalty and other revenue. Therefore, we expect cost of revenue relating to royalty and other revenue to fluctuate as royalty and other revenue fluctuates.

     Gross Profit

     Gross profit decreased 26.0% from $15.3 million in fiscal 2001 to $11.3 million in fiscal 2002 and subsequently increased 38.7% to $15.7 million in fiscal 2003. Gross profit margin decreased from 41% to 33% and then increased to 47% in fiscal 2001, 2002 and 2003, respectively.

     The decrease in gross profit in fiscal 2002 was primarily due to lower product revenue and lower margin product mix. Increases in manufacturing costs also contributed to lower gross profit in fiscal 2002.

     The increase in gross profit in fiscal 2003 was attributable to our transition to a royalty model with HP, higher margin product mix and IP licensing revenue. A higher proportion of product revenue in 2003 was comprised of sales of our next generation products. These next generation products provide a higher margin as compared to our older generation product lines due to their enhanced features and functionalities.

     Gross margin percentage from patent license revenue was approximately 83%. We anticipate that our potential to generate patent license revenue in the future will be largely dependent upon our ability to identify and pursue potential licensees. Given the nature of patent license revenue, we anticipate fluctuations in gross profit and gross profit margin from period to period.

     Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising programs, other promotional activities and stock-based compensation expenses. Sales and marketing expenses decreased 59.7% from $15.2 million in fiscal 2001 to $6.1 million in fiscal 2002 and further decreased another 26.4% to $4.5 million in fiscal 2003. Stock-based compensation expense for sales and marketing was $0.2 million, $0.5 million and $0.1 million during fiscal 2001, 2002 and 2003, respectively. Sales and marketing personnel totaled 37, 13 and 23 at October 31, 2001, 2002 and 2003, respectively.

     The decrease in sales and marketing expenses in fiscal 2002 was primarily due to our restructuring efforts in May of 2002, which resulted in approximately $5.2 million of decreased compensation expense, including stock-based compensation. The reduction in force also resulted in decreased travel and entertainment expenses, professional fees, evaluation unit costs, tradeshow expenses and depreciation expense.

     Sales and marketing expenses further decreased in fiscal 2003 as we realized continued cost savings, primarily due to the restructuring effort made in May of 2002. In fiscal 2003, compensation expense decreased approximately $1.2 million despite an increase in headcount at October 31, 2003 as we hired the majority of our new sales force at the end of the fiscal year. Depreciation related to sales and marketing has decreased $0.3 million in fiscal 2003 as a result of the restructuring efforts in fiscal 2002.

     We anticipate that sales and marketing expenses may increase due to our added sales force hired in the latter half of fiscal 2003. We expect sales and marketing expense as a percentage of total revenue to be higher in the first half of fiscal 2004 due to the timing of the initial sales cycle.

     Research and Development Expenses

     Research and development expenses consist primarily of salaries and other personnel-related costs, product development costs and stock-based compensation expenses. Research and development expenses decreased 8.8% from $18.1 million in fiscal 2001 to $16.5 million in fiscal 2002 and further decreased 27.8% to $11.9 million in fiscal 2003. Research and development stock-based compensation expense was $0.4 million, $0.4 million and $0.3 million during fiscal 2001, 2002 and 2003, respectively. Research and development personnel totaled 93, 66 and 66 at October 31, 2001, 2002 and 2003, respectively.

     The decrease in research and development expenses during fiscal 2002 was primarily due to our restructuring efforts in May of 2002, which resulted in approximately $0.7 million of decreased overhead allocations and $0.6 million of decreased prototype expenses.

     Research and development expenses further decreased in fiscal 2003 as we realized a full fiscal year of cost reductions, due to the restructuring effort made in May of 2002. We also continued our cost control efforts over research and development expenses. In fiscal 2003, compensation expense decreased $1.0 million, including stock-based compensation, and overhead costs decreased $1.6 million. As we began entering into contracts for nonrecurring engineering ("NRE") services on behalf of certain customers, development expenses decreased approximately $1.2 million in fiscal 2003. Under the terms of these NRE contracts, we are reimbursed for personnel and pre-production product costs incurred on behalf of our customers.

     We anticipate that research and development expenses may increase due to continued development of our technologies and the expansion of our product offerings. Also, we may enter into additional joint technology development agreements. In addition, due to the fluctuating nature of our NRE services, we could experience an increase in research and development expenses.

     General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and other personnel-related costs, costs of our administrative, executive and information technology departments, as well as legal and accounting, insurance and stock-based compensation expenses. General and administrative expenses decreased 42.9% from $16.0 million in fiscal 2001 to $9.2 million in fiscal 2002 and further decreased 32.2% to $6.2 million in fiscal 2003. Stock-based compensation expense for general and administrative expenses was $6.3 million, $3.6 million and $1.0 million during fiscal 2001, 2002 and 2003, respectively. General and administrative personnel totaled 37, 17 and 18 at October 31, 2001, 2002 and 2003, respectively.

     The decrease in general and administrative expenses during fiscal 2002 was primarily due to our restructuring efforts in May of 2002, which resulted in approximately $5.0 million of decreased compensation expense, including stock-based compensation. In addition, professional fees decreased approximately $1.7 million primarily due to a reduction in litigation expenses.

     General and administrative expenses further decreased in fiscal 2003 as we realized a full fiscal year of cost reductions, due to the restructuring effort made in May of 2002. We also continued our cost control efforts over general and administrative expenses. In fiscal 2003, compensation expense decreased approximately $3.4 million, including stock-based compensation. This decrease was offset by compensation expense of $0.9 million related to former executive officers. In addition, professional fees decreased approximately $0.6 million.

     We anticipate that general and administrative expenses may increase due to additional costs associated with the Sarbanes-Oxley Act of 2002 and other related legislative and regulatory changes.

INCOME TAXES

     We recorded no income tax expense or benefit during the years ended October 31, 2001 and 2002. The income tax expense of approximately $0.3 million recorded in 2003 resulted from withholdings on income generated in a foreign country. We have provided a full valuation allowance against our deferred tax assets because the realization of related tax benefits is not considered more likely than not.

BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

     In May 2002, we completed a restructuring plan that reduced our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and to consolidate operations. Components of business restructuring expenses, asset impairments and the remaining restructuring accruals as of October 31, 2003 are as follows (in thousands):

                                                                                                   EMPLOYEE
                                                              FACILITY LEASE        ASSET        SEPARATION &
                                                               ABANDONMENT       IMPAIRMENTS     OTHER COSTS       TOTAL
                                                               -----------       -----------     -----------       -----
Effect of restructuring plan and impact to accrued
liabilities.........................................              $2,114           $ 1,208         $ 1,552        $ 4,874
Cash activity.......................................                (157)                -          (1,051)        (1,208)
Non-cash activity...................................                   -            (1,208)           (175)        (1,383)
                                                                  ------           -------         -------        -------
Balance as of October 31, 2002......................               1,957                 -             326          2,283

Cash activity.......................................                (561)                -            (326)          (887)
Non-cash activity...................................                (432)                -               -           (432)
                                                                  ------           -------         -------        -------
Balance as of October 31, 2003......................              $  964           $     -         $     -        $   964
                                                                  ======           =======         =======        =======

     In March 2003, the Company signed an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. A second agreement to sublease a portion of its abandoned properties was signed in May 2003. The anticipated rent payments from the second sublease are approximately $0.1 million through January 2006.

     We reduced the restructuring accrual by approximately $0.4 million during the fiscal year ended October 31, 2003 principally for rent payments on subleases to be received through October 31, 2004. The Company will assess recoverability of these sublease payments on a quarterly basis. We have substantially completed our restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that future restructuring efforts will not be necessary.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents selected financial statistics and information (dollars in thousands):

                                                                                 OCTOBER 31,
                                                                           -----------------------
                                                                             2002           2003
                                                                           --------       --------
Cash and cash equivalents.................................                 $ 14,723       $ 14,707
Short-term investments....................................                 $ 19,588       $ 16,670
Working capital...........................................                 $ 34,855       $ 31,671
Current ratio.............................................                    4.9:1          6.6:1
Days of sales outstanding - for the quarter ended.........                       64             30

     Our principal sources of liquidity at October 31, 2003 consisted of $14.7 million in cash and cash equivalents and $16.7 million in short-term investments.

     In June 2003, we extended our existing line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures in June of 2004 at which time we will review the terms. As of October 31, 2003, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

     In February 2003, we extended a $250,000 letter of credit in connection with the lease requirements of our headquarters.

     During fiscal 2003, cash utilized in operating activities was $1.5 million, compared to $15.7 million utilized in fiscal 2002 and $33,000 in fiscal 2001. The decrease in net cash utilized during fiscal 2003 primarily reflects a decrease in net loss due to improved gross margins, and decreases in inventory spending. The improvement in gross margin resulted from the royalty model with HP and IP license revenue. In addition, the transition to the royalty model reduced our inventory purchase requirements. During fiscal 2001, we received proceeds from a $15.0 million litigation settlement, which significantly reduced cash utilized in operating activities for fiscal 2001. Net of this effect, cash utilized during fiscal 2002 increased by approximately $0.6 million from fiscal 2001. This increase was due to several factors including an increase in accounts receivable and a decrease of cash utilized for accounts payable and accrued expenses.

     During fiscal 2003, cash provided by investing activities was $2.1 million, compared to $11.4 million utilized in fiscal 2002 and $1.9 million provided in fiscal 2001. The increase in net cash provided in fiscal 2003 reflected the maturity of held-to-maturity investments, net of purchases, of $2.9 million as compared to the purchase of held-to-maturity investments, net of maturities, of $9.6 million in fiscal 2002. The increase in net cash utilized in fiscal 2002 reflected the purchase of held-to-maturity investments, net of maturities, of $9.6 million. Capital expenditures were $5.6 million, $1.9 million and $0.8 million in fiscal 2001, 2002 and 2003, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements. We will continue to monitor our capital requirements but we expect capital spending to increase as required to support new product offerings.

     During fiscal 2003, cash utilized in financing activities was $0.6 million, compared to $1.9 million in fiscal 2002 and $0.6 million in fiscal 2001. Financing activities during fiscal 2003 includes an increase in book overdrafts, of $0.8 million, compared to fiscal 2002 due to the timing of vendor payments. In addition, we repurchased and retired less common stock through our stock repurchase program in fiscal 2003, as compared to fiscal 2002. The increase in cash utilized in fiscal 2002 reflected an increase in the repurchase and retirement of common stock through our stock repurchase program. In fiscal 2001, 2002 and 2003, we repurchased and retired common stock in the amount of $1.4 million, $2.3 million and $2.0 million, respectively.

     We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million. We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, including licensing revenue, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Subsequent to fiscal 2003, we entered into a technology development agreement with NexQL Corporation for the joint development of advanced data management solutions. During the term of this and other strategic agreements, we will provide funding up to $2.5 million to NexQL. Additionally, we may enter into additional strategic arrangements or acquisitions in the future that could require us to seek additional equity or debt financing. We cannot assure that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

STOCK REPURCHASE PROGRAM

     In September 2001, our board of directors authorized a stock repurchase program pursuant to which we were authorized to repurchase up to $5.0 million of our common stock in the open market. From September 2001 to April 2002, we repurchased 661,300 shares of our common stock at an aggregate purchase price of $2.1 million. In May 2002, our board of directors authorized the extension of our stock repurchase program and authorized the repurchase up to an additional $5.0 million worth of our common stock, for an aggregate amount of up to $7.1 million. From May 2002 through October 31, 2002, we repurchased 1,714,465 shares of our common stock at an aggregate purchase price of $1.7 million. In October 2002, our board of directors authorized the further extension of our stock repurchase program through the end of 2003. From November 2002 to October 31, 2003, we repurchased 1,772,300 shares of our common stock at an aggregate purchase price of $2.0 million. As of October 31, 2003, we had repurchased an aggregate of 4,148,065 shares of our common stock for an aggregate purchase price of $5.7 million under our stock repurchase program representing a total of approximately 15% of the Company.

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

STOCKHOLDER RIGHTS PLAN

     On August 21, 2002, our board of directors approved, adopted and entered into a Stockholder Rights Plan ("The Plan"). The Plan is similar to plans adopted by many other companies and was not adopted in response to any attempt to acquire us, nor were we aware of any such efforts at the time of adoption.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     We lease office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. In April 2000, we relocated our headquarters in accordance with an agreement to lease approximately 63,500 square feet of administrative office space in Austin, Texas. The term of the lease agreement is approximately six years, from April 1, 2000 through April 15, 2006, and represents a lease commitment of approximately $1.8 million per year through the lease term. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $250,000, which is secured by a $3.0 million line of credit.

     The following summarizes our contractual cash obligations as of October 31, 2003 (in thousands):

                                                                       PAYMENTS DUE BY PERIOD
                                                 ----------------------------------------------------------------
                                                              LESS THAN                                 MORE THAN
                                                  TOTAL        1 YEAR       1-3 YEARS     3-5 YEARS      5 YEARS
                                                  -----        ------       ---------     ---------      -------
Operating leases.......................          $ 5,083      $ 2,121        $ 2,960         $ 2           $ -
Subleases..............................             (629)        (230)          (399)          -             -
                                                 -------      -------        -------         ---           ---
Operating leases, net..................          $ 4,454      $ 1,891        $ 2,561         $ 2           $ -
                                                 =======      =======        =======         ===           ===

     Our other manufacturing commitments relating to open purchase orders was approximately $84,000 at October 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, deferred taxes, warranty obligations, excess and obsolete inventories, allowance for doubtful accounts, facility lease abandonment losses associated with our restructuring and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

     -    Revenue recognition;

     -    Deferred taxes;

     -    Warranty obligations;

     -    Excess and obsolete inventories;

     -    Allowance for doubtful accounts;

     -    Facility lease abandonment losses; and

     -    Litigation.

     Revenue recognition. With respect to sales of our products to the OEMs, we recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, collectibility is probable and risk of loss has passed to the OEM. Product sales to distributors, VARs and system integrators who do not have return rights are recognized upon shipment. To the extent that we sell products to distributors, VARs and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. Management's judgments and estimates must be made and used in connection with the revenue recognized in any given accounting period. Material differences may result in the amount and timing of our revenue, in any given accounting period, if our management alters the method by which they derive such judgments or estimates.

     Royalty and other revenue includes licensing of intellectual property (IP), royalty payments and sales of service contracts. IP licensing arrangements typically consist of upfront nonrefundable fees including payments related to past sales of licensee products or payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, the Company records revenue from upfront nonrefundable IP license fees. Service revenue is recognized over the applicable service period.

     Deferred taxes. In preparing our financial statements, we are required to estimate our income tax obligations. This process involves estimating our actual tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. If we change this valuation allowance in a period, we must include an expense or benefit within the tax provision in our statement of operations.

     Judgment is required in determining our deferred tax assets and liabilities and our valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets, and our net deferred tax assets as of October 31, 2003 is zero.

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

     Excess and obsolete inventory. We write-down our inventory for estimated obsolescence or unmarketable inventory based on the difference between the cost of inventory and the estimated market value derived by assumptions about future demand and market conditions. If actual demand and/or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Allowance for doubtful accounts. We continuously assess the collectibility of outstanding customer invoices and in doing such, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as:

     -    historical collection experience;

     -    a customer's current credit-worthiness;

     -    customer concentrations;

     -    age of the receivable balance, both individually and in the aggregate;
          and

     - general economic conditions that may affect a customer's ability to pay.

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

     Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. As of October 31, 2003, we have not accrued any material costs associated with any pending or threatened litigation as no amounts have been deemed probable or reasonably estimable. However, any changes in the threatened or pending litigation could result in revisions to our estimates of the potential liability and could materially impact our results of operations and financial position.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on our operating results or financial condition.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No.00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our operating results or financial condition.

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

     We invest our cash in a variety of financial instruments, including money market deposits, certificates of deposits, high-grade auction rate securities, municipal debt instruments, corporate obligations and local, state and national U.S. government agency debt. These investments are denominated in U.S. dollars.

     We account for our investment instruments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). All of the cash equivalents and short-term investments are treated as held to maturity under SFAS No. 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. While certain of the investment securities had maturities in excess of 90 days, we intend to liquidate such securities within one year. The weighted-average interest on investment securities at October 31, 2003 was 1.56%. The fair value of securities held at October 31, 2003 was approximately $16.7 million, which approximates the amortized cost of short-term investments. We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in Part IV, Item 15
(a)(1) and (2).

     Unaudited consolidated quarterly financial data included herein:

                                                    FISCAL QUARTER
                                 ----------------------------------------------------        FISCAL
                                  FIRST         SECOND          THIRD         FOURTH        YEAR 2002
                                  -----         ------          -----         ------        ---------
Total revenue ............      $  9,197       $  9,064       $  7,495       $  8,232       $ 33,988
Gross profit .............      $  3,321       $  3,079       $  2,405       $  2,522       $ 11,327

Net loss .................      $ (6,394)      $ (5,479)      $ (8,229)      $ (5,387)      $(25,489)

Basic and diluted net loss
    per share ............      $  (0.23)      $  (0.20)      $  (0.31)      $  (0.21)      $  (0.95)

                                                    FISCAL QUARTER
                                 ----------------------------------------------------        FISCAL
                                  FIRST         SECOND          THIRD         FOURTH        YEAR 2003
                                  -----         ------          -----         ------        ---------
Total revenue ............      $  9,672       $  8,579       $  5,617       $  9,275       $ 33,143
Gross profit .............      $  3,243       $  3,391       $  2,979       $  6,097       $ 15,710

Net loss .................      $ (2,577)      $ (1,818)      $ (1,735)      $   (317)      $ (6,447)

Basic and diluted net loss
    per share ............      $  (0.10)      $  (0.08)      $  (0.07)      $  (0.01)      $  (0.26)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2003, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Crossroads (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

     (b) Changes in internal control over financial reporting.

     During the quarter ended October 31, 2003, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is incorporated by reference to our Proxy Statement under the section captioned "Ownership of Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to our Proxy Statement under the section captioned "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information about principal accountant fees and services as well as related pre-approval policies appears under "Audit Matters" in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders. This portion of the Proxy Statement is incorporated by reference into this report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this Form 10-K:

          1. Consolidated Financial Statements. The following consolidated financial statements of Crossroads Systems, Inc. are filed as a part of this Form 10-K on the pages indicated:

                                                                                      PAGE
                                                                                      ----
Report of Independent Accountants - KPMG LLP....................................      F-1

Report of Independent Accountants - PricewaterhouseCoopers LLP..................      F-2
Consolidated Balance Sheets as of October 31, 2002 and 2003.....................      F-3
Consolidated Statements of Operations for each of the three years in the
   period ended October 31, 2003................................................      F-4
Consolidated Statements of Changes in Stockholders' Equity for each of the three
   years in the period ended October 31, 2003...................................      F-5
Consolidated Statements of Cash Flows for each of the three years in the
   period ended October 31, 2003................................................      F-6
Notes to Consolidated Financial Statements......................................      F-7

          2. Exhibits.

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

  3.2*          Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement and incorporated herein by reference)

  4.1*          Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration
                Statement and incorporated herein by reference)

  4.2           See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the
                Registrant defining the rights of holders of common stock

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

EXHIBIT
NUMBER          DESCRIPTION
  10.5*         Loan Modification Agreement dated December 31, 2000 by and between Registrant and Silicon
                Valley Bank (filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and incorporated herein by reference)

  10.6*         Office Building Lease dated October 8, 1999 by and between Registrant and Maplewood
                Associates, L.P. (filed as Exhibit 10.15 to the IPO Registration Statement and incorporated herein by reference)

  10.7*         Crossroads Systems, Inc. Amended and Restated 1999 Stock Incentive Plan (filed as Exhibit 99.
                (d)(2) to the Registrant's Schedule TO/I (SEC File No. 5-57603) and incorporated herein by reference)

  10.8*         Rights Agreement, dated as of August 21, 2002, by and between Registrant and American Stock
                Transfer & Trust Company, which includes the form of Certificate of Designation for the Series
                A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit
                B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (field as
                Exhibit 4 to the Registrant's Current Report on Form 8-K dated August 21, 2002 and incorporated herein by reference)

  10.9*         Employment Agreement, dated as of January 6, 2003 by and between Registrant and Andrea Wenholz

  10.10*        Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement, dated November 4, 2002 from
                Registrant to Rob Sims

  10.11*        Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement, dated January 6, 2003, from
                Registrant to Andrea Wenholz

  10.12         Employment Agreement dated as of October 13, 2003 between Registrant and Rob Sims

  10.13         Letter Agreement dated as of October 30, 2003 between Registrant and Brian R. Smith regarding
                Termination, Severance Offer and General Release

  21.1          Subsidiaries of the Registrant

  23.1          Consent of KPMG LLP

  23.2          Consent of PricewaterhouseCoopers LLP

  24.1          Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K

  31.1          Certification of Rob Sims, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2          Certification of Andrea Wenholz, Vice President and Chief Financial Officer of the Company, as
                adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1          Certification of Rob Sims, President and Chief Executive Officer of the Company, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2          Certification of Andrea Wenholz, Vice President and Chief Financial Officer of the Company, as
                adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference to the indicated filing

+ Confidential treatment previously granted

    (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

     During the three months ended October 31, 2003, we filed the following Current Reports on Form 8-K:

     - We filed a Form 8-K dated August 21, 2003 announcing our earnings for the third fiscal quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CROSSROADS SYSTEMS, INC.

                                             By: /s/ Rob Sims
                                                --------------------------------
                                                 Rob Sims,
                                                 President and Chief Executive
                                                 Officer

                                                DATE: JANUARY 21, 2004

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Rob Sims and Andrea Wenholz, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                              TITLE                              DATE
----                                              -----                             -----
         /s/ ROB SIMS              President and Chief Executive Officer        January 21, 2004
-------------------------------       (principal executive officer)
Rob Sims

     /s/ ANDREA WENHOLZ            Vice President, Chief Financial Officer,     January 21, 2004
-------------------------------    Secretary and Treasurer (principal
Andrea Wenholz                     financial and accounting officer)

    /s/ BRIAN R. SMITH             Director                                     January 21, 2004
-------------------------------
Brain R. Smith

    /s/ RICHARD D. EYESTONE        Director                                     January 21, 2004
-------------------------------
Richard D. Eyestone

      /s/ DAVID L. RIEGEL          Director                                     January 21, 2004
-------------------------------
David L. Riegel

     /s/ WILLIAM P. WOOD           Director                                     January 21, 2004
-------------------------------
William P. Wood

     /s/ PAUL S. ZITO              Director                                     January 21, 2004
-------------------------------
Paul S. Zito

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Crossroads Systems, Inc and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Crossroads Systems, Inc. and Subsidiaries as of October 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crossroads Systems, Inc. and Subsidiaries as of October 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ KPMG LLP

Austin, Texas
November 25, 2003, except as to note 15, which is as of December 17, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Crossroads Systems, Inc.:

In our opinion, the consolidated balance sheet as of October 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended October 31, 2002 present fairly, in all material respects, the financial position, results of operations and cash flows of Crossroads Systems, Inc. and Subsidiaries at October 31, 2002, and for each of the two years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Austin, Texas
November 26, 2002

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     OCTOBER 31,
                                                                                ----------------------
                                                                                  2002         2003
                                                                                ---------    ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents ...............................................  $  14,723    $  14,707
     Short-term investments ..................................................     19,588       16,670
                                                                                ---------    ---------
         Total cash, cash equivalents and short-term investments .............     34,311       31,377

     Accounts receivable, net of allowance for doubtful
       accounts of $277 and $164, respectively ...............................      5,721        2,994
     Inventories, net ........................................................      2,767        1,633
     Prepaids and other current assets .......................................        956        1,274
                                                                                ---------    ---------
         Total current assets ................................................     43,755       37,278

Property and equipment, net ..................................................      6,106        3,299
Intangibles, net .............................................................        173            -
Other assets .................................................................        425          288
                                                                                ---------    ---------
         Total assets ........................................................  $  50,459    $  40,865
                                                                                =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................  $   3,839    $   1,953
     Accrued expenses ........................................................      3,719        2,470
     Accrued warranty costs ..................................................        615          802
     Deferred revenue ........................................................        727          382
                                                                                ---------    ---------
         Total current liabilities ...........................................      8,900        5,607

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 175,000,000 shares authorized,
      25,870,508 and 24,368,144 shares issued and outstanding, respectively ..         26           24
     Additional paid-in capital ..............................................    183,253      182,831
     Deferred stock-based compensation .......................................       (311)        (126)
     Notes receivable from stockholders ......................................       (126)           -
     Accumulated deficit .....................................................   (141,024)    (147,471)
     Treasury stock at cost (469,237 and 0 shares, respectively) .............       (259)           -
                                                                                ---------    ---------
         Total stockholders' equity ..........................................     41,559       35,258
                                                                                ---------    ---------
         Total liabilities and stockholders' equity ..........................  $  50,459    $  40,865
                                                                                =========    =========

        See accompanying notes to the consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    YEAR ENDED OCTOBER 31,
                                                         --------------------------------------------
                                                             2001            2002            2003
                                                         ------------    ------------    ------------
Revenue:
     Product ........................................    $     35,896    $     33,429    $     25,955
     Royalty and other ..............................           1,434             559           7,188
                                                         ------------    ------------    ------------
               Total revenue ........................          37,330          33,988          33,143
Cost of revenue:
     Product ........................................          21,898          22,486          16,598
     Royalty and other ..............................             115             175             835
                                                         ------------    ------------    ------------
               Total cost of revenue ................          22,013          22,661          17,433
                                                         ------------    ------------    ------------
Gross profit ........................................          15,317          11,327          15,710
                                                         ------------    ------------    ------------
Operating expenses:
     Sales and marketing ............................          15,202           6,126           4,508
     Research and development .......................          18,118          16,520          11,929
     General and administrative .....................          16,043           9,158           6,209
     Business restructuring .........................               -           3,666            (432)
     Impairment of intangibles and other assets .....          25,007           2,047               -
     Amortization of intangibles ....................           9,680             278             173
     Litigation settlement ..........................         (15,000)              -               -
                                                         ------------    ------------    ------------
               Total operating expenses .............          69,050          37,795          22,387
                                                         ------------    ------------    ------------
Loss from operations ................................         (53,733)        (26,468)         (6,677)
Other income:
     Interest income ................................           2,763             979             540
     Other income ...................................              13               -               -
                                                         ------------    ------------    ------------
         Total other income .........................           2,776             979             540
                                                         ------------    ------------    ------------
Loss before income taxes and
     cumulative effect of accounting change .........         (50,957)        (25,489)         (6,137)
     Income tax expense .............................               -               -            (310)
                                                         ------------    ------------    ------------
Loss before cumulative effect of accounting change ..         (50,957)        (25,489)         (6,447)
Cumulative effect of accounting change ..............            (130)              -               -
                                                         ------------    ------------    ------------
Net loss ............................................    $    (51,087)   $    (25,489)   $     (6,447)
                                                         ============    ============    ============
Basic and diluted net loss per share:
     Before cumulative effect of accounting change ..    $      (1.85)   $      (0.95)   $      (0.26)
     Cumulative effect of accounting change .........           (0.01)              -               -
                                                         ------------    ------------    ------------
         Basic and diluted net loss per share .......    $      (1.86)   $      (0.95)   $      (0.26)
                                                         ============    ============    ============
Shares used in computing basic and
     diluted net loss per share .....................      27,414,078      26,878,387      24,443,141
                                                         ============    ============    ============

        See accompanying notes to the consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      NOTES
                                    COMMON STOCK        ADDITIONAL   DEFERRED      RECEIVABLE                             TOTAL
                               ----------------------     PAID-IN   STOCK-BASED       FROM      ACCUMULATED  TREASURY  STOCKHOLDERS'
                                 SHARES       AMOUNT      CAPITAL   COMPENSATION  STOCKHOLDERS    DEFICIT     STOCK       EQUITY
                               -----------   --------   ----------  ------------  ------------  -----------  --------  ------------
Balance at October 31,
  2000 ......................   27,690,673   $     28    $ 183,390    $ (9,734)   $     (249)   $ (64,448)   $   (235)   $ 108,752

  Issuance of common
    stock upon exercise
    of stock options ........      174,440          -          160           -             -            -           -          160
  Issuance of common
    stock for employee
    stock purchase plan .....      149,851          -          665           -             -            -           -          665
  Purchase of treasury
    stock (61,833 shares) ...            -          -            -           -             -            -         (22)         (22)
  Stock-based compensation ..            -          -        1,241       5,820             -            -           -        7,061
  Payments on notes
    receivable ..............            -          -            -           -           140            -           -          140
  Accrued interest on
    notes receivable ........            -          -            -           -            (9)           -           -           (9)
  Retirement of shares
    purchased under
    stock buy-back program ..     (472,300)         -       (1,414)          -             -            -           -       (1,414)
  Net loss ..................            -          -            -           -             -      (51,087)          -      (51,087)
                               -----------   --------    ---------    --------    ----------    ---------    --------    ---------

Balance at October 31,
  2001 ......................   27,542,664   $     28    $ 184,042    $ (3,914)   $     (118)   $(115,535)   $   (257)   $  64,246

  Issuance of common
    stock upon exercise
    of stock options ........       94,522          -          102           -             -            -           -          102
  Issuance of common
    stock for employee
    stock purchase plan .....      136,787          -          342           -             -            -           -          342
  Purchase of treasury
    stock (1,443 shares) ....            -          -            -           -             -            -          (2)          (2)
  Stock-based compensation ..            -          -        1,105       3,603             -            -           -        4,708
  Accrued interest on
    notes receivable ........            -          -            -           -            (8)           -           -           (8)
  Retirement of shares
    purchased under
    stock buy-back program ..   (1,903,465)        (2)      (2,338)          -             -            -           -       (2,340)
  Net loss ..................            -          -            -           -             -      (25,489)          -      (25,489)
                               -----------   --------    ---------    --------    ----------    ---------    --------    ---------

Balance at October 31,
  2002 ......................   25,870,508   $     26    $ 183,253    $   (311)   $     (126)   $(141,024)   $   (259)   $  41,559

  Issuance of common
    stock upon exercise
    of stock options ........      639,138          1          450           -             -            -           -          451
  Issuance of common
    stock for employee
    stock purchase plan .....      100,035          -           89           -             -            -           -           89
  Retirement of treasury
    stock ...................     (469,237)        (1)        (258)          -             -            -         259            -
  Stock-based compensation ..            -          -        1,278         185             -            -           -        1,463
  Payments on notes
    receivable ..............            -          -            -           -           126            -           -          126
  Retirement of shares
    purchased under
    stock buy-back program ..   (1,772,300)        (2)      (1,981)          -             -            -           -       (1,983)
  Net loss ..................            -          -            -           -             -       (6,447)          -       (6,447)
                               -----------   --------    ---------    --------    ----------    ---------    --------    ---------

Balance at October 31,
  2003 ......................   24,368,144   $     24    $ 182,831    $   (126)   $        -    $(147,471)   $      -    $  35,258
                               ===========   ========    =========    ========    ==========    =========    ========    =========

        See accompanying notes to the consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED OCTOBER 31,
                                                                     ------------------------------
                                                                       2001       2002       2003
                                                                     --------   --------   --------
Cash flows from operating activities:
    Net loss ......................................................  $(51,087)  $(25,489)  $ (6,447)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation ...............................................     4,640      5,559      3,589
       Business restructuring expenses ............................         -      2,283       (432)
       Impairment of intangibles and other assets .................    25,007      2,047          -
       Amortization of intangibles ................................     9,680        278        173
       Stock-based compensation ...................................     7,061      4,574      1,463
       Loss on disposal of property and equipment .................        24          -         62
       Provision for doubtful accounts receivable .................       157       (111)       (16)
       Provision for excess and obsolete inventory ................      (309)      (791)       407
       Changes in assets and liabilities:
          Accounts receivable .....................................     1,665     (1,842)     2,743
          Inventories .............................................     1,147      1,104        727
          Prepaids and other assets ...............................       143        938       (318)
          Accounts payable ........................................     2,218     (3,231)    (2,692)
          Accrued expenses ........................................      (189)    (1,053)      (817)
          Accrued warranty costs ..................................       183         18        187
          Deferred revenue and other ..............................      (373)        26        (82)
                                                                     --------   --------   --------
             Net cash used in operating activities ................       (33)   (15,690)    (1,453)
                                                                     --------   --------   --------

Cash flows from investing activities:
    Purchase of property and equipment ............................    (5,623)    (1,866)      (844)
    Proceeds from sale of property and equipment ..................         -         14          -
    Purchase of held-to-maturity investments ......................   (11,967)   (52,537)   (14,111)
    Maturity of held-to-maturity investments ......................    19,558     42,950     17,029
    Payment of note receivable from related party .................       140         64          -
    Other assets ..................................................      (225)         -          -
                                                                     --------   --------   --------
             Net cash provided by (used in) investing activities ..     1,883    (11,375)     2,074
                                                                     --------   --------   --------

Cash flows from financing activities:
    Proceeds from issuance of common stock ........................       825        444        540
    Repurchase and retirement of common stock .....................    (1,414)    (2,340)    (1,983)
    Change in book overdraft ......................................         -          -        806
    Purchase of treasury stock ....................................       (22)        (2)         -
                                                                     --------   --------   --------
             Net cash used in financing activities ................      (611)    (1,898)      (637)
                                                                     --------   --------   --------

Net increase (decrease) in cash and cash equivalents ..............     1,239    (28,963)       (16)

Cash and cash equivalents, beginning of year ......................    42,447     43,686     14,723

                                                                     --------   --------   --------
Cash and cash equivalents, end of year ............................  $ 43,686   $ 14,723   $ 14,707
                                                                     ========   ========   ========

        See accompanying notes to the consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Crossroads Systems, Inc. ("Crossroads" or the "Company") and its wholly-owned subsidiaries. Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is a leading global provider of connectivity for storage networking solutions. Crossroads sells its products and services primarily to leading storage system and server original equipment manufacturers, distributors, system integrators and storage service providers. The Company is organized and operates as one business segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Short-Term Investments

     Short-term investments consist primarily of U.S. government agency debt, municipal debt instruments, high-grade auction rate securities, corporate obligations and certificates of deposit with original maturities at the date of purchase greater than three months and less than twelve months. All short-term investments have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. As of October 31, 2002 and 2003, the fair value and amortized cost of short-term investments were approximately $19.6 million and $16.7 million, respectively.

Fair Value of Financial Instruments

     The fair values of the Company's cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to the short-term nature of the instruments.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the remaining life of the lease. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Goodwill and Intangible Assets

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.142 addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets are amortized over their useful economic life and periodically tested for impairment.

     The Company adopted SFAS No.142 effective November 1, 2002. During the fiscal years ended October 31, 2001, 2002 and 2003, the Company had goodwill amortization of approximately $9.2 million, $0, and $0, respectively.

     During fiscal 2001, in response to uncertain macroeconomic conditions and the resulting decline in demand and product revenue, management reassessed the Company's product strategy, initiated a market sizing exercise on its core business and examined the expense structure in an attempt to realign its business plan to achieve profitability. The strategic review triggered a reduction in force and an impairment evaluation of the intangible assets related to the Polaris acquisition. Based on a valuation prepared by an independent third party appraisal company, the Company recorded a write-down of these intangible assets totaling $25.0 million, including all remaining unamortized goodwill.

     During fiscal 2002, a further write-down of unamortized intangible assets relating to the Polaris acquisition was made in the amount of $0.5 million, based on an evaluation of future undiscounted cash flows.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reflects the effect of SFAS No. 142 on net loss and net loss per share as if SFAS No. 142 had been in effect for all periods presented (in thousands except per share amounts):

                                              YEAR ENDED OCTOBER 31,
                                        -----------------------------------
                                           2001         2002         2003
                                        ----------   ----------   ---------
Net loss:
     Reported net loss ...............  $  (51,087)  $  (25,489)  $  (6,447)
     Add back goodwill amortization ..       9,195            -           -
                                        ----------   ----------   ---------
     Adjusted net loss ...............  $  (41,892)  $  (25,489)  $  (6,447)
                                        ==========   ==========   =========

Basic and diluted net loss per share:
     Reported net loss per share .....  $    (1.86)  $     (.95)  $    (.26)
     Add back goodwill amortization ..         .33            -           -
                                        ----------   ----------   ---------
     Adjusted net loss per share .....  $    (1.53)  $     (.95)  $    (.26)
                                        ==========   ==========   =========

Long-Lived Assets

     In the event that facts and circumstances indicate that property and equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary. The effect of any impairment would be to expense the difference between the estimated fair value of such asset and its carrying value. Impairment charges related to long-lived assets other than goodwill were approximately $0, $2.0 million and $0 for the years ended October 31, 2001, 2002 and 2003, respectively.

Investments

     The Company accounted for its investment in Banderacom Corporation (formerly INH Semiconductor Corporation) ("Banderacom") using the cost method because the Company's investment represents less than a 20% ownership interest and the Company is not able to exert significant influence over Banderacom. In fiscal 2002, the Company wrote off its remaining $292,000 investment in Banderacom, due to a perceived more than temporary decline in the estimated fair value of the investment.

Concentrations

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments and accounts receivable. The Company invests only in high credit quality short-term debt instruments.

     The Company's sales are primarily concentrated in the United States and are primarily derived from sales to original equipment manufacturers in the computer storage and server industry. Revenue is concentrated with several major customers. The loss of a major customer, a change of suppliers or significant technological change in the industry could affect operating results adversely. The Company had trade accounts receivable from its top four customers and top three customers, which comprised 58% and 86% of total trade accounts receivable at

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2002 and 2003, respectively. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses and product sales returns. The Company has established reserves for credit losses and sales returns and other allowances. The Company has not experienced material credit losses in any of the years presented.

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

     The percentage of sales to significant customers was as follows:

                           YEAR ENDED OCTOBER 31,
                           ----------------------
                           2001     2002     2003
                           ----     ----     ----
Compaq (pre-merger)* ..     2.0%     6.0%     0.0%
StorageTek ............    23.0%    24.0%    21.0%
HP (pre-merger)* ......    26.0%    16.0%     0.0%
HP* ...................     0.0%    29.0%    54.0%

     * In May 2002, HP completed its acquisition of Compaq. These percentages reflect sales to HP and Compaq prior to the merger and sales to the combined company after the merger.

     The level of sales to any customer may vary from year to year. However, we expect that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company's financial condition or results of operations.

Revenue Recognition

     Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, collectibility is probable and the risk of loss has passed to the customer. Revenue from product sales to customers that do not have rights of return, including product sales to Original Equipment Manufacturers (OEMs) and certain distributors, Value Added Resellers (VARs) and system integrators, are recognized upon shipment. Sales and cost of sales related to customers that have rights of return are deferred and subsequently recognized upon sell-through to end-users.

     Royalty and other revenue includes, licensing of intellectual property
(IP), royalty payments and sales of service contracts. IP licensing arrangements consist of upfront nonrefundable fees including payments relating to

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

past sales of licensee products or payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, the Company records revenue from upfront nonrefundable IP license arrangements. Royalty revenue is recognized monthly based on shipment reports received from HP's contract manufacturer and service revenue is recognized over the service period.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Effective November 1, 2000, the Company adopted SAB No. 101. The adoption of SAB No. 101 resulted in a change in method of revenue recognition for certain product shipments due to the specified shipping terms for these shipments. The cumulative effect of this accounting change was $130,000, which was included in net loss for the year ended October 31, 2001.

Guarantees and Warranty Reserve

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.

     Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by its products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.

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

Comprehensive Income

     Comprehensive income refers to revenue, expenses, gains and losses that, in accordance with SFAS No. 130, "Reporting Comprehensive Income", are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company has had no items of other comprehensive income (loss) for each of the three years presented and accordingly, comprehensive loss for all periods presented equaled the net loss.

Income Taxes

     The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be realized or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has provided a full valuation allowance against its deferred tax assets because the realization of the related tax benefits is not considered more likely than not.

     The Company recorded no income tax expense or benefit during the years ended October 31, 2001 and 2002. The income tax expense recorded in 2003 resulted from withholdings on income generated in a foreign country.

Computation of Net Loss Per Share

     In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, less shares subject to repurchase. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution, includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors, among others: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common shares associated with our employee stock purchase program; (iii) any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should we enter into such transactions.

     The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss, per common share were 4,980,563, 6,149,369 and 5,670,792 for the years ended October 31, 2001, 2002 and 2003, respectively.

Advertising Costs

     The Company expenses all advertising costs as incurred. Advertising costs for the year ended October 31, 2001, 2002 and 2003 were approximately $228,000, $22,000 and $10,000, respectively.

Research and Development Costs

     The Company expenses research and development costs as incurred. The Company began entering into contracts relating to nonrecurring engineering ("NRE") services on behalf of certain of its customers. Under the terms of the contracts, the Company is reimbursed for personnel and product expenses relating to pre-production costs incurred on behalf of its customers. Amounts received by the Company under the NRE contracts are recorded as an offset to research and development expenses and approximated $0.2, $0.4 million and $1.6 million in fiscal 2001, 2002 and 2003, respectively.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company allocates stock-based compensation to specific line items within the consolidated statement of operations based on the classification of the employees who receive the benefit. Stock-based compensation was recorded as follows (in thousands):

                                                                       YEAR ENDED OCTOBER 31,
                                                                   ------------------------------
                                                                     2001       2002       2003
                                                                   --------   --------   --------
Cost of revenue .................................................    $  123     $   84     $   36
Sales and marketing .............................................       215        481        116
Research and development ........................................       440        369        294
General and administrative ......................................     6,283      3,640      1,017
                                                                     ------     ------     ------
     Total stock-based compensation .............................    $7,061     $4,574     $1,463
                                                                     ======     ======     ======

    The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation (in thousands, except share data):

                                                                       YEAR ENDED OCTOBER 31,
                                                                   ------------------------------
                                                                     2001       2002       2003
                                                                   --------   --------   --------
Net loss, as reported ...........................................  $(51,087)  $(25,489)  $ (6,447)
Stock-based employee compensation expense
     included in reported net loss ..............................     7,061      4,574      1,463
Stock-based employee compensation expense
     determined under fair value based method for all awards ....    (5,604)   (12,226)   (14,537)
                                                                   --------   --------   --------
Pro forma net loss ..............................................  $(49,630)  $(33,141)  $(19,521)
                                                                   ========   ========   ========

Net loss per share:
     Basic and diluted - as reported ............................  $  (1.86)  $  (0.95)  $  (0.26)
     Basic and diluted - pro forma ..............................  $  (1.81)  $  (1.23)  $  (0.80)

Reclassifications

     Certain amounts in prior years have been reclassified to conform to the current year presentation.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Inventory, net consists of the following (in thousands):

                                                              OCTOBER 31,
                                                           -----------------
                                                            2002      2003
                                                           -------   -------
Raw materials ..........................................   $ 2,089   $ 1,219
Finished goods .........................................     1,667       862
                                                           -------   -------
                                                             3,756     2,081
    Less: Allowance for excess and obsolete inventory ..      (989)     (448)
                                                           -------   -------
                                                           $ 2,767   $ 1,633
                                                           =======   =======

     Property and equipment, net consists of the following (in thousands):

                                                                       OCTOBER 31,
                                                                    ------------------
                                                                      2002      2003
                                                                    --------   -------
                                                           LIFE
                                                         --------
Equipment .............................................    1-3      $ 16,534   $17,025
Furniture and fixtures ................................      5         1,367     1,217
Leasehold improvements ................................      3           707       721
                                                                    --------   -------
                                                                      18,608    18,963
     Less: Accumulated depreciation and amortization ..              (12,502)  (15,664)
                                                                    --------   -------
                                                                    $  6,106   $ 3,299
                                                                    ========   =======

     Accrued expenses consist of the following (in thousands):

                                 OCTOBER 31,
                                --------------
                                 2002    2003
                                ------  ------
Restructuring ................  $2,283  $  964
Professional services ........     577     373
Payroll related ..............     519     844
Other ........................     340     289
                                ------  ------
                                $3,719  $2,470
                                ======  ======

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. BALANCE SHEET RESERVE ACCOUNTS

Warranty Reserve

     Activity in the warranty reserve during the years ended October 31, 2001, 2002 and 2003 was as follows (in thousands):

                              BALANCE AT  CHARGED TO               BALANCE AT
                              BEGINNING   COSTS AND                  END OF
                              OF PERIOD    EXPENSES   DEDUCTIONS     PERIOD
                              ----------  ----------  ----------   ----------
Year ended October 31, 2001:
Warranty reserve ...........  $      414  $      430  $     (247)  $      597
                              ==========  ==========  ==========   ==========
Year ended October 31, 2002:
Warranty reserve ...........  $      597  $      542  $     (524)  $      615
                              ==========  ==========  ==========   ==========
Year ended October 31, 2003:
Warranty reserve ...........  $      615  $      300  $     (113)  $      802
                              ==========  ==========  ==========   ==========

Allowance for Doubtful Accounts

     Activity in the allowance for doubtful accounts during the years ended October 31, 2001, 2002 and 2003 was as follows (in thousands):

                                     BALANCE AT  CHARGED TO                BALANCE AT
                                     BEGINNING   COSTS AND                   END OF
                                     OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                     ----------  ----------   ----------   ----------
Year ended October 31, 2001:
Allowance for doubtful accounts ...  $      231  $      157   $        -   $      388
                                     ==========  ==========   ==========   ==========
Year ended October 31, 2002:
Allowance for doubtful accounts ...  $      388  $     (125)  $       14   $      277
                                     ==========  ==========   ==========   ==========
Year ended October 31, 2003:
Allowance for doubtful accounts ...  $      277  $      (16)  $      (97)  $      164
                                     ==========  ==========   ==========   ==========

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Excess and Obsolete Inventory

     Activity in the allowance for excess and obsolete inventory account during the years ended October 31, 2001, 2002 and 2003 was as follows (in thousands):

                                                    BALANCE AT  CHARGED TO               BALANCE AT
                                                    BEGINNING   COSTS AND                  END OF
                                                    OF PERIOD    EXPENSES   DEDUCTIONS     PERIOD
                                                    ----------  ----------  ----------   ----------
Year ended October 31, 2001:
Allowance for excess and obsolete inventory ......  $    2,089  $      997  $   (1,306)  $    1,780
                                                    ==========  ==========  ==========   ==========
Year ended October 31, 2002:
Allowance for excess and obsolete inventory ......  $    1,780  $      478  $   (1,269)  $      989
                                                    ==========  ==========  ==========   ==========
Year ended October 31, 2003:
Allowance for excess and obsolete inventory ......  $      989  $      407  $     (948)  $      448
                                                    ==========  ==========  ==========   ==========

5. BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

     In May 2002, the Company completed a restructuring plan that reduced its workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down its infrastructure and to consolidate operations. Components of business restructuring expenses and the remaining restructuring accruals as of October 31, 2003 are as follows (in thousands):


                                                                           EMPLOYEE
                                         FACILITY LEASE      ASSET       SEPARATION &
                                          ABANDONMENT     IMPAIRMENTS    OTHER COSTS     TOTAL
                                         --------------   ------------   ------------   --------
Effect of restructuring plan and impact
  to accrued liabilities ..............  $        2,114   $     1,208    $      1,552   $  4,874
Cash activity .........................            (157)            -          (1,051)    (1,208)
Non-cash activity .....................               -        (1,208)           (175)    (1,383)
                                         --------------   -----------    ------------   --------
Balance as of October 31, 2002 ........           1,957             -             326      2,283

Cash activity .........................            (561)            -            (326)      (887)
Non-cash activity .....................            (432)            -               -       (432)
                                         --------------   -----------    ------------   --------
Balance as of October 31, 2003 ........  $          964   $         -    $          -   $    964
                                         ==============   ===========    ============   ========

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In March 2003, the Company signed an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. A second agreement to sublease a portion of its abandoned properties was signed in May 2003. The anticipated rent payments from the second sublease are approximately $0.1 million through January 2006.

         The Company reduced the restructuring accrual by approximately $0.4 million during the fiscal year ended October 31, 2003 principally for rent payments to be received on subleases through October 31, 2004. The Company will assess recoverability of these sublease payments on a quarterly basis.

         Asset Impairments. Asset impairments recorded pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", relate to the impairment of computer equipment, software, furniture and fixtures and certain leasehold improvements. The majority of fixed assets were impaired as a direct result of the restructuring plan, reducing our workforce by 25%, and decision to vacate certain office space, resulting in an impairment of approximately $836,000 during fiscal 2002. The remaining fixed assets considered impaired in fiscal 2002 of approximately $372,000 relate to IT infrastructure and unique test equipment that can no longer be utilized based on the current product roadmap and business environment.

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

6. LINE OF CREDIT

         The Company carries a line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit will mature on June 14, 2004. As of October 31, 2002 and 2003, there were no borrowings outstanding under this revolving line of credit.

7. COMMITMENTS AND CONTINGENCIES

Leases

         The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. Rental expense under these agreements was approximately $2.3 million, $2.2 million and $2.3 million for the years ended October 31, 2001, 2002 and 2003, respectively. In April 2000, Crossroads relocated its headquarters in accordance with an agreement to lease approximately 63,500 square feet of general office, laboratory, and administrative space in Austin, Texas. The term of the lease agreement is six years, from April 1, 2000 through April 15, 2006, and represents a lease commitment of $1.8 million per year through the lease term.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On August 1, 2002, the Company abandoned 18,180 square feet of its headquarter facility pursuant to the execution of our business restructuring plan. The site consolidation resulted in a $2.1 million facility lease loss charge, of which $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the end of the lease term on April 15, 2006.

         In conjunction with entering into the lease agreement, Crossroads signed an unconditional, irrevocable letter of credit with a bank for $250,000, which is secured by a $3.0 million line of credit.

         The minimum annual future rentals under the terms of these leases at October 31, 2003 are as follows (in thousands):

                           OPERATING                    NET LEASE
FISCAL YEAR                 LEASES      SUB-LEASES     AMOUNTS DUE
-----------------          ---------    ----------     -----------
2004..............         $2,121       $  (230)       $ 1,891
2005..............          1,995          (307)         1,688
2006..............            965           (92)           873
2007..............              2             -              2
Thereafter........              -             -              -
                           ------       -------        -------
                           $5,083       $  (629)       $ 4,454
                           ======       =======        =======

Legal Proceedings

         Intellectual Property Litigation

         On November 4, 2003, the Company filed a lawsuit against Dot Hill Systems, Inc. ("Dot Hill") alleging that Dot Hill has infringed two of the Company's patents, U.S. Patent No. 5,941,972 (hereinafter "the '972 patent") and U.S. Patent No. 6,425,035 (hereinafter "the '035 Patent"), with some of Dot Hill's products. Subsequently, Dot Hill filed an answer denying infringement and alleging the '972 and '035 Patents are invalid and unenforceable. Crossroads plans to vigorously defend its patents against these counterclaims.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Securities Class Action Litigation

         The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from January 25, 2000 through August 24, 2000. On November 22, 2002, the court granted the Company's motion for summary judgment. On February 26, 2003, the plaintiffs filed a notice of appeal. On December 3, 2003, the parties conducted oral argument on plaintiffs' appeal before the United States Circuit Court for the Fifth Circuit. The Fifth Circuit has not yet issued its ruling on plaintiffs' appeal. The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees. The Company denies the allegations in the complaint and intends to defend itself vigorously. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit.

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

         Employment Contracts

         The Company has entered into Employment Agreements with its President and Chief Executive Officer and, its Vice President and Chief Financial Officer. Both executives are employed on an "at will" basis and may be terminated at any time, with or without cause.

         The Company has also entered into Severance Benefit Plans with both its Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of these plans, to the extent these executive officers are terminated prior to a change of control involving the Company (i) they will receive a cash payment equal to one month of salary for each quarter of service they have provided to the Company, up to a maximum of twelve months salary and (ii) the vesting all options held by such executive officer will accelerate by a period of one year.

         During fiscal 2003, upon the transition of the former Chief Financial Officer and former Chief Executive Officer, the Company recorded approximately $0.9 million of general and administrative expense relating to the acceleration of stock options and the payment of severance. At October 31, 2003 the Company accrued approximately $0.3 million of remaining severance expense relating to these agreements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY

Treasury Stock

         Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

         During the fiscal second quarter of 2003, the Company elected to retire all outstanding shares of treasury stock. Therefore, as of October 31, 2003, there was no treasury stock outstanding.

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

         The Company accepted approximately 498,806 options for cancellation and exchange, which equals approximately 10.7% of the total number of options eligible for exchange. While the executive officers and members of the board of directors were eligible to participate in the exchange program, none of them elected to participate in the program. The Company granted 97,601 new options on August 12, 2003 after taking into consideration employee terminations since the cancellation date. The exercise price per share of the new options is $1.85, which is equal to the closing price of the Company's common stock on The NASDAQ National Market on August 12, 2003. Crossroads did not record any compensation expense as a result of the exchange program.

9. STOCK INCENTIVE/PURCHASE PLANS

1999 Stock Incentive Plan

         The 1999 Stock Incentive Plan (the "1999 Plan") is the successor program to the Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan"). The 1999 Plan became effective in October 1999. At that time, all outstanding options under the 1996 Plan transferred to the 1999 Plan, and no further options will be granted under the 1996 Plan.

         The 1999 Plan provides for a maximum number of common shares to be issued of 9,838,160. Accordingly, the Company has reserved a sufficient number of shares of common stock to permit exercise of options or issuance of common shares in accordance with the terms of the 1999 Plan. The shares reserved under the 1999 Plan will

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

automatically increase on the first trading day in January of each calendar year, beginning with calendar year 2001, by an amount equal to four percent (4%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares. Non-Statutory stock options may be granted to Company employees, members of the board, and consultants at the exercise price determined by the board of directors or by the Company's compensation committee. Options granted under the plan may have a term of no more than 10 years.

         Stock appreciation rights may be issued to certain officers subject to
Section 16 of the Securities Exchange Act of 1934 under the discretionary option grant program. These rights will provide the holders with the election to surrender their outstanding options for a payment from us equal to the fair market value of the shares subject to the surrendered options less the exercise price payable for those shares. The Company may make the payment in cash or in shares of common stock. None of the options originally issued under the 1996 Plan have any stock appreciation rights. To date, the Company has not issued any stock appreciation rights.

         The following tables summarize stock option activity under all of the Plans for all periods presented:

                                                                    YEAR ENDED OCTOBER 31,
                                  -------------------------------------------------------------------------------------
                                              2001                          2002                        2003
                                  ----------------------------    -------------------------   -------------------------
                                                      WEIGHTED                     WEIGHTED                    WEIGHTED
                                                      AVERAGE                      AVERAGE                      AVERAGE
                                                      EXERCISE                     EXERCISE                    EXERCISE
                                         SHARES        PRICE        SHARES          PRICE        SHARES          PRICE
                                         ------        -----        ------          -----        ------          -----
Outstanding at beginning
   of period..................         3,432,571    $   36.27       4,396,063     $   11.16     5,389,385     $    5.64
Granted.......................         2,924,400         4.64       3,306,837          2.46     2,743,883          1.21
Exercised.....................          (117,039)        1.30         (94,547)         1.08      (639,138)         0.70
Forfeited.....................        (1,843,869)       48.20      (2,218,968)        12.03    (2,831,372)         6.97
                                      ----------                   ----------                  ----------
Outstanding at end of
   Period.....................         4,396,063    $   11.16       5,389,385     $    5.64     4,662,758     $    2.89
                                      ==========                   ==========                  ==========
Options exercisable at the
   End of the period..........         1,215,635    $   16.06       2,744,818     $    6.57     2,531,844     $    3.32
                                      ==========                   ==========                  ==========

                                                                                        YEAR ENDED OCTOBER 31,
                                                                                ---------------------------------------
                                                                                   2001           2002         2003
                                                                                   ----           ----         ----
Weighted average grant-date fair value of options granted:
  Exercise price equal to market price of stock on the grant date:
               Aggregate value..............................................    $     7,204   $     4,969   $     2,345
                                                                                ===========   ===========   ===========
               Per share value..............................................    $      3.39   $      1.84   $      1.16
                                                                                ===========   ===========   ===========
  Exercise price less than the market price of stock on the grant date:
               Aggregate value..............................................    $     2,719   $     1,797   $       968
                                                                                ===========   ===========   ===========
               Per share value..............................................    $      5.44   $      2.06   $      0.64
                                                                                ===========   ===========   ===========
  Exercise price greater than the market price of stock on the grant date:
               Aggregate value..............................................    $     1,538   $       ---   $       ---
                                                                                ===========   ===========   ===========
               Per share value..............................................    $      5.13   $       ---   $       ---
                                                                                ===========   ===========   ===========

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2002 and 2003: no dividend yield; risk-free interest rate of 4.64%, 3.87% and 2.66%, respectively; expected volatility of 120%, 105% and 100%, respectively; expected lives of four years.

         The option valuation models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The following table summarizes information with respect to stock options outstanding under all plans at October 31, 2003:

                                                OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                               ----------------------------------------------------       -------------------------------
                                 NUMBER         WEIGHTED-AVERAGE   WEIGHTED-AVERAGE          NUMBER      WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES       OUTSTANDING       REMAINING YEARS    EXERCISE PRICE        EXERCISABLE     EXERCISE PRICE
------------------------       -----------      ----------------   ----------------       -----------    ---------------
$    0.23 - $    0.23.....       13,125               4.5             $  0.23                13,125      $    0.23
$    0.50 - $    0.71.....      337,095               8.7             $  0.68               324,269      $    0.69
$    0.79 - $    1.14.....      446,323               8.7             $  0.93               213,010      $    0.82
$    1.23 - $    1.69.....    1,266,410               8.6             $  1.52               883,510      $    1.52
$    1.85 - $    2.70.....    1,652,170               9.0             $  2.23               471,696      $    2.54
$    3.03 - $    3.54.....      211,350               9.6             $  3.19                27,812      $    3.50
$    4.56 - $    6.49.....      603,665               7.6             $  5.23               490,501      $    5.21
$    6.94 - $   10.00.....       68,100               7.0             $  8.19                53,655      $    8.31
$   11.25 - $   13.81.....        6,530               6.8             $ 12.82                 5,055      $   12.77
$   18.00 - $   18.00.....        4,850               5.9             $ 18.00                 4,850      $   18.00
$   39.88 - $   39.88.....       34,140               6.6             $ 39.88                27,736      $   39.88
$   64.88 - $   70.63.....       19,000               6.4             $ 66.09                16,625      $   66.09
                              ---------              ----             -------             ---------      ---------

$    0.23 - $  70.63......    4,662,758              8.61             $  2.89             2,531,844      $    3.32
                              =========              ====             =======             =========      =========

         Options granted to non-employees are recorded at fair value in accordance with SFAS No. 123. These options were issued pursuant to the 1996 Plan and 1999 Plan and are reflected in the disclosures above. The Company did not grant any options to non-employees for consulting services in fiscal 2001, 2002 and 2003.

         The 1999 Plan includes change in control provisions that may result in the accelerated vesting of outstanding option grants and stock issuances.

Stock Bonus Incentive Program

         The Company entered into agreements with certain employees which resulted in 259,788 and 1,008,034 of outstanding shares of restricted common stock at $0 per share as of October 31, 2002 and 2003, respectively. The initial grants relating to these agreements were 372,586 and 1,501,126 as of October 31, 2002 and October 31, 2003, resulting in deferred stock-based compensation of approximately $1.2 million and $1.0 million. This deferred stock-based compensation is being amortized to expense as the restrictions on the shares of common

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock lapse. The restrictions generally lapse in individual tranches over a two-year period, assuming continued employment of the recipient. However, the lapsing of these restrictions may be accelerated in accordance with the original agreements if the recipient meets certain predefined individual performance objectives and/or the Company accomplishes specific predefined entity wide goals.

Employee Stock Purchase Plan

         The Company's Employee Stock Purchase Plan (the "ESPP") became effective immediately upon the effective date of the Company's initial public offering. The ESPP is designed to allow eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The Company has reserved 450,000 shares of common stock for issuance under the ESPP. The reserve will automatically increase on the first trading day of January in each calendar year, beginning in calendar year 2001, by an amount equal to one percent (1%) of the total number of outstanding shares of common stock on the last trading day of December in the prior calendar year. In no event in this plan will any such annual increase exceed 250,000 shares.

         Eligible employees may contribute up to 15% of his or her base salary through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% of the fair market value per share on the participant's entry date into the eligible offering period or, if lower, 85% of the fair market value per share on the semi-annual, purchase date. Semi-annual purchase dates will occur on the last business day of May and November each year. However, a participant may not purchase more than 750 shares on any one semi-annual purchase date, and no more than 75,000 shares may be purchased in total, by all participants on any one semi-annual purchase date.

         Should the Company be acquired by merger, sale of substantially all of our assets or more than fifty percent of its voting securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition. The purchase price will be equal to 85% of the market value per share on the participant's entry date into the offering period in which an acquisition occurs or, if lower, 85% of the fair market value per share immediately prior to the acquisition.

         The ESPP will terminate no later than the last business day of November 2009. The board may at any time amend, suspend or discontinue the ESPP. However, certain amendments may require stockholder approval.

10. INCOME TAXES

         As of October 31, 2002 and 2003, the Company had federal net operating loss carryforwards of approximately $70.4 million and $76.1 million, respectively, and research and experimentation tax credit carryforwards of approximately $1.2 and $1.6 million, respectively. The Company's net operating loss carryforward is subject to a limitation on its utilization.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Under the provisions of SFAS No. 109, "Accounting for Income Taxes," the components of the net deferred tax amounts recognized in the accompanying balance sheets are as follows (in thousands):

                                                              OCTOBER 31,
                                                        -----------------------
                                                            2002         2003
                                                            ----         ----
Deferred tax assets:
  Net operating losses...............................   $    26,752   $  28,894
  Inventory and other reserves.......................         8,362       8,771
  Basis of property and equipment....................           832       1,014
  Research and experimentation credit................         1,196       1,577
                                                        -----------   ---------
Net deferred tax assets before valuation allowance...        37,142      40,256
Valuation allowance..................................       (37,142)    (40,256)
                                                        -----------   ---------
Net deferred tax asset...............................   $       ---   $     ---
                                                        ===========   =========

         Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against the otherwise recognizable net deferred tax asset.

         The Company's provision for income taxes for 2003 consists of approximately $310,000 of withholdings on income generated in a foreign country. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to the net loss before income taxes as a result of the following:

                                                   YEAR ENDED OCTOBER 31,
                                            ----------------------------------
                                               2001         2002        2003
                                               ----         ----        ----
Tax benefit at statutory rate of 34%...     $   18,391    $  8,666    $  2,192
Research and experimentation credit....            276         445         381
Non-deductible goodwill................        (12,487)       (297)        (58)
Foreign withholdings...................            ---         ---         310
Other..................................          2,191         634         599
Net increase in valuation allowance....         (8,371)     (9,448)     (3,114)
                                            ----------    --------    --------
                                            $      ---    $    ---    $    310
                                            ==========    ========    ========

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

11. RELATED PARTY TRANSACTIONS

         During May 1999, the Company's board of directors approved the acceptance of full recourse notes in the amount of approximately $442,000 from certain of the Company's officers as consideration for the exercise of 1,014,999 options. The notes accrue interest at 7% per year, compounded semi-annually and principal and accrued interest is due in one lump sum in 2003. In March 2000, the Company repurchased 232,500 unvested shares for approximately $123,000 and subsequently collected $114,000 in principal and interest upon the retirement of the Company's former president and chief operating officer. In June 2000, the Company repurchased 88,125 unvested

                   CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares for approximately $52,000 and collected approximately $59,000 in principal and interest upon the retirement of the Company's former vice-president of sales. In January 2001, the Company repurchased 13,594 unvested shares for approximately $9,000 and collected approximately $16,000 in principal and interest upon the retirement of the Company's former vice-president of engineering. The balance of these full recourse notes was approximately $126,000 as of October 31, 2002 and was paid in full in January 2003.

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

         In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually. The principal and accrued interest was due in one lump sum on July 1, 2002. The balance of this note was approximately $63,000 as of October 31, 2002. The terms on this note have been extended to July 1, 2004 and the balance is approximately $70,000 as of October 31, 2003.

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

         In fiscal 2003, due to the transition of the Company's former Chief Financial Officer and Chief Executive Officer, the Company accelerated 483,696 options and agreed to pay one year of severance to each officer. As a result, the Company recorded approximately $0.9 million of general and administrative expense.

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         The Company did not make any interest payments during fiscal years 2001, 2002 and 2003.

         Cash paid for taxes totaled approximately $97,000, $114,000 and $436,000 during fiscal years 2001, 2002 and 2003, respectively.

                   CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. EMPLOYEE BENEFITS

         In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the "Savings Plan"), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the Savings Plan. The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan. The Company made no matching contributions under any plan for the years ended October 31, 2001, 2002 and 2003.

14. STOCKHOLDER RIGHTS PLAN

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

         Under the Rights Plan, the Company declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on September 3, 2002 (the "Rights"). Each Right initially entitles stockholders to purchase one unit of a share of the Company's preferred stock at $12 per share. However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company's common stock while the Rights Plan remains in place, then, unless the Rights are redeemed by the Company for $0.01 per right, all Rights holders except the acquirer will be entitled to acquire the Company's common stock at a significant discount. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover. The Rights will expire on September 3, 2012.

                   CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS

         On December 17, 2003, Crossroads announced it has entered into a technology development agreement with NexQL Corporation for the joint development of advanced data management solutions. During the term of this and other strategic agreements, Crossroads will provide funding up to $2.5 million to NexQL.

         NexQL, a privately held development stage company, is developing data management solutions built on patented technologies addressing the needs of real-time, complex, high-volume analytical processing. The result will be real-time access to data with an improvement of several orders of magnitude in performance over traditional approaches. This technology will provide real-time access across all databases using a scalable, non- invasive system that also preserves existing systems and business processes.

                                INDEX TO EXHIBITS

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

   3.2*           Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO
                  Registration Statement and incorporated herein by reference)

   4.1* Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement and incorporated herein by reference)

   4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock

  10.1* Form of Indemnity Agreement between Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement and incorporated herein by reference)

  10.2*           Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan
                  (filed as Exhibit 10.3 to the IPO Registration Statement and incorporated herein by reference)

  10.3*           Fourth Amended and Restated Investors Rights Agreement dated
                  August 6, 1999 by and among Registrant and certain purchasers of Registrant's preferred stock (filed as Exhibit 10.4 to the IPO Registration Statement and incorporated herein by reference)

  10.4*+ OEM Agreement dated April 23, 1998 by and between Registrant and Storage Technology Corporation (filed as Exhibit 10.5 to the IPO Registration Statement and incorporated herein by reference)

  10.5* Loan Modification Agreement dated December 31, 2000 by and between Registrant and Silicon Valley Bank (filed as Exhibit
                  10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and incorporated herein by reference)

  10.6*           Office Building Lease dated October 8, 1999 by and between
                  Registrant and Maplewood Associates, L.P. (filed as Exhibit
                  10.15 to the IPO Registration Statement and incorporated herein by reference)

  10.7*           Crossroads Systems, Inc. Amended and Restated 1999 Stock
                  Incentive Plan (filed as Exhibit 99.(d)(2) to the Registrant's
                  Schedule TO/I (SEC File No. 5-57603) and incorporated herein by reference)

  10.8* Rights Agreement, dated as of August 21, 2002, by and between Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series
                  A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (field as
                  Exhibit 4 to the Registrant's Current Report on Form 8-K dated
                  August 21, 2002 and incorporated herein by reference)

  10.9* Employment Agreement, dated as of January 6, 2003 by and between Registrant and Andrea Wenholz

EXHIBIT
 NUMBER                                    DESCRIPTION
 10.10*           Fiscal Year 2003 Stock Bonus Incentive Program Letter
                  Agreement, dated November 4, 2002 from Registrant to Rob Sims

 10.11*           Fiscal Year 2003 Stock Bonus Incentive Program Letter
                  Agreement, dated January 6, 2003, from Registrant to Andrea
                  Wenholz

 10.12            Employment Agreement dated as of October 13, 2003 between
                  Registrant and Rob Sims

 10.13            Letter Agreement dated as of October 30, 2003 between
                  Registrant and Brian R. Smith regarding Termination, Severance
                  Offer and General Release

  21.1            Subsidiaries of the Registrant

  23.1            Consent of KPMG LLP

  23.2            Consent of PricewaterhouseCoopers LLP

  24.1            Power of Attorney, pursuant to which amendments to this Form
                  10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K

  31.1            Certification of Rob Sims, President and Chief Executive
                  Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2            Certification of Andrea Wenholz, Vice President and Chief
                  Financial Officer of the Company, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

  32.1            Certification of Rob Sims, President and Chief Executive
                  Officer of the Company, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2            Certification of Andrea Wenholz, Vice President and Chief
                  Financial Officer of the Company, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

*        Incorporated herein by reference to the indicated filing

+        Confidential treatment previously granted