Form 10-Q
period 2004-01-31
CROSSROADS SYSTEMS INC
filed 2004-03-08
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

    As of March 8, 2004 Registrant had outstanding 25,161,843 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         QUARTER ENDED JANUARY 31, 2004

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
                         PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of October 31, 2003 and
            January 31, 2004...................................................     2

          Condensed Consolidated Statements of Operations for the three months
            ended January 31, 2003 and 2004....................................     3

          Condensed Consolidated  Statements of Cash Flows for the three months
          ended January 31, 2003 and 2004......................................     4

          Notes to Condensed Consolidated Financial Statements.................     5

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................    13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........    32

Item 4.   Controls and Procedures..............................................    32

                           PART II OTHER INFORMATION

Item 1.   Legal Proceedings....................................................    33

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
            Equity Securities..................................................    33

Item 3.   Defaults Upon Senior Securities......................................    33

Item 4.   Submission of Matters to a Vote of Security Holders..................    33

Item 5.   Other Information....................................................    33

Item 6.   Exhibits and Reports on Form 8-K.....................................    33

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           OCTOBER 31,         JANUARY 31,
                                                                                              2003                2004
                                                                                       -----------------    ----------------
                                     ASSETS
Current assets:
      Cash and cash equivalents ...............................................            $   14,707          $  20,735
      Short-term investments ..................................................                16,670             10,715
                                                                                           ----------          ---------
           Total cash, cash equivalents and short-term investments ............                31,377             31,450

      Accounts receivable, net of allowance for doubtful
           accounts of $164 and $194, respectively ............................                 2,994              3,084
      Inventories, net ........................................................                 1,633              1,511
      Prepaids and other current assets .......................................                 1,274              1,041
                                                                                           ----------          ---------
           Total current assets ...............................................                37,278             37,086

Property and equipment, net ...................................................                 3,299              2,805
Other assets ..................................................................                   288                287
                                                                                           ----------          ---------
           Total assets .......................................................            $   40,865          $  40,178
                                                                                           ==========          =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ........................................................            $    1,953          $   2,317
      Accrued expenses ........................................................                 2,470              2,119
      Accrued warranty costs ..................................................                   802                779
      Deferred revenue ........................................................                   382                324
                                                                                           ----------          ---------
           Total current liabilities ..........................................                 5,607              5,539

Commitments and contingencies

Stockholders' equity:
      Common stock, $.001 par value, 175,000,000 shares authorized,
           24,368,144 and 25,147,288 shares issued and outstanding, respectively                   24                 25
      Additional paid-in capital ...............................................              182,831            183,180
      Deferred stock-based compensation ........................................                 (126)               (65)
      Accumulated deficit ......................................................             (147,471)          (148,501)
                                                                                           ----------          ---------
           Total stockholders' equity ..........................................               35,258             34,639
                                                                                           ----------          ---------
           Total liabilities and stockholders' equity ..........................           $   40,865          $  40,178
                                                                                           ==========          =========

See accompanying notes to unaudited condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                THREE MONTHS ENDED
                                                                                    JANUARY 31,
                                                                      -------------------------------------
                                                                           2003                 2004
                                                                      ----------------     ----------------
Revenue:
      Product................................................           $     9,561           $     4,941
      Royalty and other .....................................                   111                 2,184
                                                                        -----------           -----------
                   Total revenue ............................                 9,672                 7,125

Cost of revenue:
      Product ...............................................                 6,331                 2,479
      Royalty and other .....................................                    98                    36
                                                                        -----------           -----------
                   Total cost of revenue ....................                 6,429                 2,515
                                                                        -----------           -----------
Gross profit ................................................                 3,243                 4,610
                                                                        -----------           -----------

Operating expenses:
      Sales and marketing ...................................                 1,025                 1,140
      Research and development ..............................                 3,139                 3,021
      General and administrative ............................                 1,644                 1,382
      NexQL research and development ........................                     -                   270
      Business restructuring ................................                     -                   (52)
      Amortization of intangibles ...........................                   173                     -
                                                                        -----------           -----------
                   Total operating expenses .................                 5,981                 5,761
                                                                        -----------           -----------

Loss from operations ........................................                (2,738)               (1,151)

      Other income, net .....................................                   161                   121
                                                                        -----------           -----------
Net loss ....................................................           $    (2,577)          $    (1,030)
                                                                        ===========           ===========
Basic and diluted net loss per share ........................           $     (0.10)          $     (0.04)
                                                                        ===========           ===========
Shares used in computing basic and
      diluted net loss per share ............................            25,087,407            24,699,222
                                                                        ===========           ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                           JANUARY 31,
                                                                             --------------------------------------
                                                                                  2003                  2004
                                                                             ----------------     -----------------
Cash flows from operating activities:
      Net loss .........................................................          $ (2,577)            $ (1,030)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation .................................................             1,031                  711
          Business restructuring expenses ..............................                 -                  (52)
          Amortization of intangibles ..................................               173                    -
          Impairment charge on investment in privately-held company ....                 -                  270
          Stock-based compensation .....................................               492                   60
          Provision for doubtful accounts receivable ...................               (48)                  30
          Provision for excess and obsolete inventory ..................               100                   59
      Changes in assets and liabilities:
          Accounts receivable ..........................................               406                 (120)
          Inventories ..................................................                62                   63
          Prepaids and other assets ....................................              (572)                 233
          Accounts payable .............................................              (201)                 762
          Accrued expenses and other ...................................               251                 (379)
                                                                                  --------             --------
               Net cash provided by (used in) operating activities .....              (883)                 607
                                                                                  --------             --------
Cash flows from investing activities:
      Purchase of property and equipment ...............................              (291)                (217)
      Purchase of held-to-maturity investments .........................            (3,025)              (3,002)
      Maturity of held-to-maturity investments .........................             7,010                8,957
      Investment in privately-held company .............................                 -                 (270)
      Payment of note receivable from stockholders .....................               126                    -
                                                                                  --------             --------
               Net cash provided by investing activities ...............             3,820                5,468
                                                                                  --------             --------
Cash flows from financing activities:
      Proceeds from issuance of common stock ...........................                44                  350
      Change in book overdraft .........................................                 -                 (397)
      Repurchase and retirement of common stock ........................            (1,107)                   -
                                                                                  --------             --------
               Net cash used in financing activities ...................            (1,063)                 (47)
                                                                                  --------             --------
Net increase in cash and cash equivalents ..............................             1,874                6,028
Cash and cash equivalents, beginning of period .........................            14,723               14,707
                                                                                  --------             --------
Cash and cash equivalents, end of period ...............................          $ 16,597             $ 20,735
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Crossroads Systems, Inc. (collectively with its wholly-owned subsidiaries, Crossroads or the Company) include all adjustments, consisting only of normal recurring items, necessary to present fairly its financial position as of October 31, 2003 and January 31, 2004, and its results of operations and cash flows for the three month periods ended January 31, 2003 and 2004. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the three months ended January 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

    The accompanying financial data as of January 31, 2004 and for the three month periods ended January 31, 2003 and 2004, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2003, included in our Annual Report on Form 10-K.

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

    Royalty and other revenue includes, revenue from the licensing of intellectual property (IP), royalty payments from Hewlett-Packard (HP) and sales of service contracts. IP licensing arrangements consist of upfront nonrefundable fees including payments relating to past sales of licensee products or payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, the Company records revenue from upfront nonrefundable IP license arrangements. Royalty revenue is recognized monthly based on shipment reports received from HP's contract manufacturer and service revenue is recognized over the service period.

         NexQL Research and Development

    During the three months ended January 31, 2004, the Company entered into a strategic relationship with NexQL Corporation, a privately-held development stage company. Pursuant to certain strategic agreements with NexQL, the Company may provide NexQL with up to $1.5 million under a loan facility, over a discretionary time period, and will make an equity investment of $1.0 million. As of January 31, 2004, the Company had invested $150,000, provided approximately $60,000 of funding under the loan facility and incurred approximately $60,000 in legal fees related to the transactions. The Company monitors its investment in NexQL for impairment and makes an appropriate reduction in its carrying value and records an impairment charge based on the financial condition and near-term prospects of NexQL. This impairment charge is included in the caption NexQL research and development in the consolidated statement of operations. The investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize. The Company's impairment

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

charge on its investment in NexQL was its entire investment of approximately $270,000 for the three months ended January 31, 2004.

         Stock-based Compensation

    As of January 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 9 of our Annual Report on Form 10-K. Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period.

    The Company allocates stock-based compensation to specific line items within the condensed consolidated statements of operations based on the classification of the employees who receive the benefit. Stock-based compensation was recorded as follows (in thousands):

                                                                    THREE MONTHS ENDED
                                                                        JANUARY 31,
                                                              ------------------------------
                                                                  2003              2004
                                                              -------------     ------------
Cost of revenue ....................................              $    12         $     1
Sales and marketing ................................                   77               0
Research and development ...........................                   94              21
General and administrative .........................                  309              38
                                                                  -------         -------
      Total stock-based compensation ...............              $   492         $    60
                                                                  =======         =======

    The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation (in thousands, except share data):

                                                                                THREE MONTHS ENDED
                                                                                    JANUARY 31,
                                                                      ----------------------------------
                                                                           2003               2004
                                                                      ---------------    ---------------
Net loss, as reported ............................................        $ (2,577)          $ (1,030)
Stock-based employee compensation expense
      included in reported net loss ..............................             492                 60
Stock-based employee compensation expense
      determined under fair value based method for all awards.....          (4,048)            (3,614)
                                                                          --------           --------
Pro forma net loss ...............................................        $ (6,133)          $ (4,584)
                                                                          ========           ========
Net loss per share:
      Basic and diluted - as reported ............................        $  (0.10)          $  (0.04)
      Basic and diluted - pro forma ..............................        $  (0.24)          $  (0.19)

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Recent Accounting Pronouncements

    In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Company's financial statements from potential VIEs entered into after January 31, 2003 and the Company does not expect there to be a material impact to our financial statements from the adoption of the deferred provisions in the second quarter of fiscal year 2004.

    In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB
104), Revenue Recognition, which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company's condensed consolidated results of operations, financial position or cash flows.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. INVENTORIES

    Inventories, net consist of the following (in thousands):

                                                                        OCTOBER 31,        JANUARY 31,
                                                                            2003               2004
                                                                    -----------------  -----------------
Raw materials ...............................................             $ 1,219           $ 1,117
Work-in-process .............................................                   -               103
Finished goods ..............................................                 862               795
                                                                          -------           -------
                                                                            2,081             2,015
      Less:  Allowance for excess and obsolete inventory ....                (448)             (504)
                                                                          -------           -------
                                                                          $ 1,633           $ 1,511
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

    The Company's business is concentrated in the storage area networking industry, which has been impacted by unfavorable economic conditions. Accordingly, the Company's future success depends upon the buying patterns of customers in the storage area networking industry, their response to current and future IT investment trends and the continued demand by such customers for the Company's products. The Company's continued success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products and features that keep pace with technological developments and emerging industry standards. The Company's supplier arrangement for the production of certain vital components of its storage routers is concentrated with a small number of key suppliers.

    Additionally, the Company relies on a limited number of contract manufacturers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements could materially impact future operating results.

    The percentage of sales to significant customers was as follows:

                             THREE MONTHS
                              JANUARY 31,
                      ---------------------------
                          2003          2004
                      -------------  ------------
HP ................      63.2%          46.3%
StorageTek ........      20.8%          31.1%
EMC ...............         -           14.7%

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    The level of sales to any customer may vary from quarter to quarter. However, the Company expects that significant customer concentration, particularly to our three major customers, will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company's financial condition or results of operations.

4. BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

    In May 2002, the Company completed a restructuring plan that reduced its workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down its infrastructure and to consolidate operations.

    Components of business restructuring expenses and the remaining restructuring accruals as of January 31, 2004 are as follows (in thousands):

                                               FACILITY LEASE
                                                ABANDONMENT
                                              -----------------
Balance as of October 31, 2003 ..........           $ 964

      Cash activity .....................             (81)
      Non-cash activity .................             (52)

                                                    -----
Balance as of January 31, 2004 ..........           $ 831
                                                    =====

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

    In total, the Company has reduced its restructuring accrual by approximately $52,000 during the three months ended January 31, 2004, principally for rent payments to be received over the next twelve months of both sublease terms. The Company will assess recoverability of these sublease payments on a quarterly basis.

    As of January 31, 2004, remaining cash expenditures resulting from the restructuring are estimated to be approximately $0.8 million and relate to facility lease abandonment losses only. The Company has substantially completed their restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that future restructuring efforts will not be necessary.

5. LINE OF CREDIT

    The Company carries a line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit will mature on June 14, 2004. As of January 31, 2004, there were no borrowings outstanding under this revolving line of credit.

6.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

     The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $100,000, which is secured by the $3.0

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

million line of credit. Future minimum lease payments under all non-cancelable operating leases as of January 31, 2004 were approximately $4.0 million. In addition to base rent on its facilities lease, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities' operating expenses.

    GUARANTEES AND PRODUCT WARRANTIES

    FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of January 31, 2004, the Company's guarantees that were issued or modified after December 31, 2002, were not material.

    The disclosure requirements of FIN 45 are applicable to the Company's product warranty liability and certain guarantees issued before December 31, 2002. The Company's guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

    It is the Company's policy to repair or replace products that have been authorized for repair or replacement by the Company's customers. The Company maintains a reserve for the estimated costs of such repairs or replacements and adjusts the reserve based on historical sales volumes as well as actual costs incurred.

    Activity in the reserve for product returns during the three months ended January 31, 2004 was as follows (in thousands):

                                                  BALANCE AT      CHARGED TO                     BALANCE AT
                                                   BEGINNING      COSTS AND                        END OF
                                                   OF PERIOD       EXPENSES      DEDUCTIONS        PERIOD
                                                 --------------  -------------  -------------   -------------
Three months ended January 31, 2003
Warranty reserve ..........................          $ 615           $ 179          $  (7)           $ 787
                                                     =====           =====          =====            =====

Three months ended January 31, 2004
Warranty reserve ..........................          $ 802           $   -          $ (23)           $ 779
                                                     =====           =====          =====            =====

    LEGAL PROCEEDINGS

         Intellectual Property Litigation

    On November 4, 2003, the Company filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of the Company's patents, U.S. Patent No. 5,941,972 (the '972 patent) and U.S. Patent No. 6,425,035 (the '035 Patent), with some of Dot Hill's products. Subsequently, Dot Hill filed an answer denying infringement and alleging the '972 and '035 Patents are invalid and unenforceable. Crossroads plans to vigorously defend its patents against these counterclaims.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

    EMPLOYMENT CONTRACTS

    The Company has entered into Employment Agreements with its President and Chief Executive Officer and its Vice President and Chief Financial Officer. Both executives are employed on an "at will" basis and may be terminated at any time, with or without cause.

    The Company has also entered into Severance Benefit Plans with some executive officers. Pursuant to the terms of these plans, to the extent these executive officers are terminated prior to a change of control involving the Company (i) they will receive a cash payment equal to one month of salary for each quarter of service they have provided to the Company, up to a maximum of twelve months salary and (ii) the vesting of all options held by such executive officer will accelerate by a period of one year.

    NEXQL COMMITMENT

    The Company entered into certain strategic agreements to provide a total of up to $2.5 million in debt and equity financing to NexQL, a development stage company. Under the terms of these agreements, the Company has an exclusive right, but not an obligation, to purchase NexQL. If the Company chooses to exercise this right, the purchase would be subject to various conditions. Depending upon the structure of the purchase, one condition might be the need to obtain stockholder approval. The exclusive right to purchase NexQL will lapse at various times after NexQL completes certain milestones.

7. STOCKHOLDERS' EQUITY

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

    Common stock equivalents consist of outstanding stock options. The total number of outstanding stock options excluded from the calculations of diluted net loss per common share were 6,146,772 and 4,905,571 as of January 31, 2003 and 2004, respectively.

9. RELATED PARTY TRANSACTIONS

    In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually. The principal and accrued interest was due in one lump sum on July 1, 2002. The terms on this note have been extended to July 1, 2004 and the balance is approximately $72,000 as of January 31, 2004.

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

    Last year, we transitioned our embedded router business with our largest customer to a royalty model. This transition has resulted in higher gross margin on lower revenue. During our first fiscal quarter of 2004, we realized a 42% year over year increase in gross margin to $4.6 million on revenue of $7.1 million dollars compared to lower gross margin of $3.2 million on higher revenue of $9.7 million during the comparable period last year.

    Our primary objective throughout 2004 is to transition from being primarily a storage connectivity company to a business that provides more complete, intelligent solutions for the end user. We will accomplish this by investing in technology, products and solutions that will leverage our storage routing expertise to solve a wide range of customer problems. We will continue to provide first-in-class connectivity, while offering value-added software that will help customers better utilize resources, lower overall costs and achieve higher performance levels.

    The key, measurable elements of our business strategy in 2004 are as follows:

    - grow our current market position by solving today's customer storage issues;

    - build on our core storage networking technologies to offer intelligent networking solutions;

    -    expand our reach into other storage markets;

    -    increase our market leadership by investment in technology; and

    -    protect our intellectual property.

    During the three months ended January 31, 2004, we made progress on achieving these objectives as follows:

    - New Partnerships. In December 2003, we announced a strategic relationship with NexQL Corporation, a development stage company, for the joint development of advanced data management solutions that are expected to outperform other solutions by orders of magnitude at a fraction of the cost. We believe our strategic relationship with NexQL will allow us to capitalize on adjacent markets and offer multiple opportunities for the combination of Crossroads and NexQL technologies.

    - Building on Core Technologies. Our customers are asking for features such as better performance, guaranteed completion, enhanced recovery execution, maximized resource utilization and ease of use. To meet these needs, we are developing a suite of software that focuses on the expansion of our existing technology to bring multiple networking functionality and capabilities to backup storage solutions.

    - Customer Base Expansion. We delivered our latest generation products to our existing customers as well as expanded our storage routing customer base. Our customer base further expanded during the three months ended January 31, 2004, as EMC became our third largest customer, comprising 14.7% of our total revenue. We have also started new channel programs in the fiscal second quarter and are expanding our reach into Europe, North America and South America through new sales partnerships.

    - Intellectual Property Value. To date, we have entered into various agreements with Adaptec, ADIC, XIOtech and Hitachi to license our technology. We have also strengthened our patent portfolio as we now have 19 issued patents and 49 pending patents worldwide. In November 2003, we filed a lawsuit against Dot Hill Systems, Inc. alleging that Dot Hill has infringed two of our patents, U.S. Patent No. 5,941,972 (the '972 patent) and U.S. Patent No. 6,425,035 (the '035 Patent), with some of Dot Hill's products. Subsequently, Dot Hill filed an answer denying infringement and alleging the '972 and '035 Patents are invalid and unenforceable. We plan to vigorously defend our patents against these counterclaims.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, deferred taxes, investment in privately-held company, warranty obligations, excess and obsolete inventories, allowance for doubtful accounts, facility lease abandonment losses associated with our restructuring and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         -   Revenue recognition;

         -   Deferred taxes;

         -   Investment in privately-held company;

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

    Royalty and other revenue includes licensing of intellectual property (IP), royalty payments and sales of service contracts. IP licensing arrangements typically consist of upfront nonrefundable fees, including payments related to past sales of licensed products or payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, the Company records revenue from upfront nonrefundable IP license fees. Service revenue is recognized over the applicable service period.

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

    Judgment is required in determining our deferred tax assets and liabilities and our valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets, and our net deferred tax assets as of January 31, 2004 is zero.

    Investment in privately-held company. The Company assesses the impairment of investments whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include: (i) inherent risk of investment due to stage of development, (ii) underperformance relative to projected future operating results, and (iii) changes in the strategy of business. When the Company determines that the carrying value of an investment may not be recoverable, an impairment charge is recorded.

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

    Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. As of January 31, 2004, we have not accrued any material costs associated with any pending or threatened litigation as no amounts have been deemed probable or reasonably estimable. However, any changes in the threatened or pending litigation could result in revisions to our estimates of the potential liability and could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS

    The following table sets forth our condensed, consolidated financial data for the periods indicated in thousands and expressed as a percentage of our total revenue.

                                                                            THREE MONTHS ENDED
                                                                                JANUARY 31,
                                                          -------------------------------------------------------
                                                                    2003                           2004
                                                          -------------------------     -------------------------
                                                                           (DOLLARS IN THOUSANDS)
Revenue:
      Product revenue ...............................     $     9,561       98.9 %       $   4,941         69.3 %
      Royalty and other revenue .....................             111        1.1             2,184         30.7
                                                          -----------      -----         ---------        -----
           Total revenue ............................           9,672      100.0             7,125        100.0

Cost of revenue:
      Product .......................................           6,331       65.5             2,479         34.8
      Royalty and other .............................              98        1.0                36          0.5
                                                          -----------      -----         ---------        -----
           Total cost of revenue ....................           6,429       66.5             2,515         35.3
                                                          -----------      -----         ---------        -----

Gross profit ........................................           3,243       33.5             4,610         64.7

Operating expenses:
      Sales and marketing ...........................           1,025       10.6             1,140         16.0
      Research and development ......................           3,139       32.4             3,021         42.4
      General and administrative ....................           1,644       17.0             1,382         19.4
      NexQL research and development ................               -          -               270          3.8
      Business restructuring ........................               -          -               (52)        (0.7)
      Amortization of intangibles ...................             173        1.8                 -            -
                                                          -----------      -----         ---------        -----
           Total operating expenses .................           5,981       61.8             5,761         80.9
                                                          -----------      -----         ---------        -----

Loss from operations ................................          (2,738)     (28.3)           (1,151)       (16.2)
                                                          -----------      -----         ---------        -----

      Other income, net .............................             161        1.7               121          1.7
                                                          -----------      -----         ---------        -----
Net loss ............................................     $    (2,577)     (26.6%)       $  (1,030)       (14.5)%
                                                          ===========      =====         =========        =====

PRODUCT REVENUE

    Product revenue consists of sales of our storage router and ServerAttach line of products. Product revenue decreased 48.3% from $9.6 million for the three months ended January 31, 2003 to $4.9 million for the three months ended January 31, 2004.

    The decrease in product revenue was primarily the result of our successful transition to a royalty model for embedded products with HP. Under this model, our product revenue declined, as expected, because we have outsourced the manufacturing of our embedded routers to HP and the royalty revenue we receive is now classified under royalty and other revenue.

    Our storage router sales are primarily through our OEM partners. However, we believe that an opportunity exists with our ServerAttach technology in both the channel and with our new OEM relationship with EMC. ServerAttach technology allows customers to connect their SCSI server resources into the SAN. The result, in many cases, is improved application performance and better utilization of available central processing unit capabilities. Our ServerAttach technology helps customers get more out of their existing resources rather than spending resources on costly server replacement strategies or disruptive fiber channel upgrades. Our sales organization has been deployed to educate the direct end user of the features and cost savings that our ServerAttach technology has to offer.

    On a product basis, sales have shifted to our next generation products and to our ServerAttach family of products. A significant portion of our revenue is still concentrated among a relatively small number of OEM customers. Fluctuations in revenue have resulted from, among other things, product and customer transitions, OEM qualification and testing, reduced IT spending rates by our customers and potential customers and our transition to the royalty model with HP which is described further in "Royalty and Other Revenue" below. We expect that a significant portion of our future revenue will continue to come from sales of products to a relatively small number of customers.

ROYALTY AND OTHER REVENUE

    Royalty and other revenue includes revenue from the licensing of IP, royalty payments from HP and sales of service contracts. IP licensing arrangements typically consist of upfront nonrefundable fees. These fees are collected as consideration for either past sales of licensed products or a perpetual patent license. When a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, we record revenue from upfront nonrefundable IP licensing arrangements. Royalty revenue is recognized monthly based on shipment reports received from HP's contract manufacturer and service revenue is recognized over the service period.

    Royalty and other revenue increased from $0.1 million for the three months ended January 31, 2003 to $2.2 million for the three months ended January 31, 2004. The increase in royalty and other revenue was due to the transition to a royalty model with HP.

    Given the nature of patent license agreements, the timing of license revenue is difficult to forecast and therefore is expected to cause fluctuations in royalty and other revenue. Our potential to generate patent license revenue in the future will be largely dependent upon our ability to identify and pursue additional, potential licensees.

COST OF REVENUE

    Product

    Cost of product revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, third party software licenses, warranty costs and stock-based compensation. Cost of product revenue decreased 60.8% from $6.3 million for the three months ended January 31, 2003 to $2.5 million for the three months ended January 31, 2004.

    The decrease in cost of product revenue was expected as a result of the manufacturing cost savings with the transition to the royalty model with HP. Under this model, HP manufactures our embedded products, which has resulted in lower manufacturing costs to us. We expect to continue to see the benefits from the royalty model; however, the cost of product revenue may fluctuate based on the introduction of new products and changes in product mix.

GROSS PROFIT

    Gross profit increased 42.2% from $3.2 million for the three months ended January 31, 2003 to $4.6 million for the three months ended January 31, 2004. Gross profit margin increased from 34% for the three months ended January 31, 2003 to 65% for the three months ended January 31, 2004.

    This increase reflects the positive effect of the royalty model with HP and increased sales of higher margin products. In addition, both our manufacturing and engineering teams continued to drive down manufacturing costs. A greater proportion of product revenue for the three months ended January 31, 2004 was comprised of sales of our next generation products.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising programs, other promotional activities and stock-based compensation expenses. Sales and marketing expenses increased 11.2% from $1.0 million for the three months ended January 31, 2003 to $1.1 million for the three months ended January 31, 2004. Sales and marketing personnel totaled 14 and 21 at January 31, 2003 and 2004, respectively.

    The increase in sales and marketing expenses was primarily due to additional compensation expense of approximately $0.2 million as we increased our sales force over the second half of fiscal 2003 and that expense continued during the three months ended January 31, 2004. We anticipate that sales and marketing expenses may continue to increase as we further broaden our sales and marketing efforts.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salaries and other personnel-related costs, product development costs and stock-based compensation expenses. Research and development expenses decreased 3.8% from $3.1 million for the three months ended January 31, 2003 to $3.0 million for the three months ended January 31, 2004. Research and development personnel totaled 67 and 68 at January 31, 2003 and 2004, respectively.

    The decrease in research and development expenses was primarily due to a reduction of depreciation expense and continued control over costs in general. We anticipate that research and development expenses may increase due to increased costs relating to the continued development of our technologies and the expansion of our product offerings.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of salaries and other personnel-related costs, costs of our administrative, executive and information technology departments, as well as legal and accounting, insurance and stock-based compensation expenses. General and administrative expenses decreased 15.9% from $1.6 million for the three months ended January 31, 2003 to $1.4 million for the three months ended January 31, 2004. Stock-based compensation expense for general and administrative expenses was $0.3 million and $38,000 for the three months ended January 31, 2003 and 2004, respectively. General and administrative personnel totaled 19 at January 31, 2003 and 2004.

    The decrease in general and administrative expenses was primarily due to decreased stock-based compensation expense of approximately $0.3 million, which was partially offset by increased franchise tax expense.

    We anticipate that general and administrative expenses may begin to increase throughout fiscal 2004 due to additional costs associated with the Sarbanes-Oxley Act of 2002 and other related legislative and regulatory changes.

NEXQL RESEARCH AND DEVELOPMENT EXPENSES

    During the three months ended January 31, 2004, we entered into a strategic relationship with NexQL Corporation, a privately-held development stage company. Pursuant to certain strategic agreements with NexQL, we may provide NexQL with up to $1.5 million under a loan facility, over a discretionary time period, and will make an equity investment of $1.0 million. As of January 31, 2004, we had invested $150,000, provided approximately $60,000 of funding under the loan facility and incurred approximately $60,000 in legal fees related to the transactions. We have an exclusive right, but not an obligation, to purchase NexQL. If we choose to exercise this right, the purchase would be subject to various conditions. Depending upon the structure of the purchase, one condition might be the need to obtain stockholder approval. The exclusive right to purchase NexQL will lapse at various times after NexQL completes certain milestones. We will monitor our investment in NexQL for impairment and make appropriate reductions in the carrying value and record an impairment charge based on the financial condition and near-term prospects of NexQL. This impairment charge is included in the caption NexQL research and development in the condensed consolidated statement of operations. The investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize. The impairment charge on our investment in NexQL was the entire investment of approximately $270,000 for the three months ended January 31, 2004.

BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

    In May 2002, we completed a restructuring plan that reduced our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and to consolidate our operations.

    Components of business restructuring expenses, asset impairments and the remaining restructuring accruals as of January 31, 2004 are as follows (in thousands):

                                                FACILITY LEASE
                                                 ABANDONMENT
                                              -----------------
Balance as of October 31, 2003 ............      $     964
      Cash activity .......................            (81)
      Non-cash activity ...................            (52)
                                                 ---------
Balance as of January 31, 2004 ............      $     831
                                                 =========

    In March 2003, we signed an agreement to sublease a portion of our abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. In addition, we signed another agreement to sublease a portion of our abandoned facilities during the third fiscal quarter of 2003. The anticipated rent payments from this sublease are approximately $0.1 million through January 31, 2006.

    In total, we reduced our restructuring accrual by approximately $52,000 during the three months ended January 31, 2004, principally for rent payments to be received over the next twelve months of both sublease terms. We will assess recoverability of these sublease payments on a quarterly basis.

    As of January 31, 2004, remaining cash expenditures resulting from the restructuring are estimated to be $0.8 million and relate to facility lease abandonment losses only. We have substantially completed our restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that future restructuring efforts will not be necessary.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

                                         OCTOBER 31,        JANUARY 31,
                                             2003              2004
                                      -----------------  ----------------
Cash and cash equivalents .........        $ 14,707           $ 20,735
Short-term investments ............          16,670             10,715
Working capital ...................          31,671             31,547
Current ratio .....................           6.6:1              6.7:1
Days sales outstanding ............              30                 40

    Our principal sources of liquidity at January 31, 2004 consisted of $20.7 million in cash and cash equivalents and $10.7 million in short-term investments.

    In June 2003, we renegotiated our line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures in June 2004. As of January 31, 2004, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

    Cash provided by operating activities for the three months ended January 31, 2004 was approximately $607,000 primarily due to higher gross margin as a result of our transition to a royalty model with HP and changes in our product mix. Our gross margin as well as our continued control over operating expenditures resulted in lower net loss for the three months ended January 31, 2004.

    Cash provided by investing activities was approximately $5.5 million during the three months ended January 31, 2004 primarily due to the timing of short-term investment transactions and reflects the maturity of held-to-maturity investments, net of purchases. Our investment policy, related to debt instruments, places greater emphasis on the safeguarding of cash and only allows us to invest in high quality short-term investments. Capital expenditures were approximately $0.2 million and reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our ongoing research and development in our technologies and expanding our product offerings. We anticipate moderate additional capital expenditures during fiscal 2004, primarily to support our ongoing product development efforts.

    Cash utilized by financing activities was approximately $47,000 for the three months ended January 31, 2004. We did not repurchase any common stock through our stock repurchase program during the three months ended January 31, 2004.

    We have funded our operations to date primarily through product sales, sales of preferred stock and our initial public offering. Our initial public offering resulted in aggregate gross proceeds to us of $98.2 million.

    At January 31, 2004, we had no long-term debt. We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the amount of cash used to fund our stock repurchase program, and market acceptance of our products. This quarter, we entered into a strategic relationship with NexQL Corporation for the joint development of advanced data management solutions. During the term of this and other strategic agreements, we will provide funding up to $2.5 million to NexQL. Additionally, we may enter into additional strategic arrangements or acquisitions in the future that could require us to seek additional equity or debt financing. We cannot assure you that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

STOCK REPURCHASE PROGRAM

     In September 2001, our board of directors authorized a stock repurchase program pursuant to which we were authorized to repurchase up to $5.0 million of our common stock in the open market. From September 2001 to April 2002, we repurchased 661,300 shares of our common stock at an aggregate purchase price of $2.1 million. In May 2002, our board of directors authorized the extension of our stock repurchase program and authorized the repurchase up to an additional $5.0 million worth of our common stock, for an aggregate amount of up to $7.1 million. From May 2002 through October 31, 2002, we repurchased 1,714,465 shares of our common stock at an aggregate purchase price of $1.7 million. In October 2002, our board of directors authorized the further extension of our stock repurchase program through the end of 2003. From November 2002 to October 31, 2003, we repurchased 1,772,300 shares of our common stock at an aggregate purchase price of $2.0 million. As of October 31, 2003, we had repurchased an aggregate of 4,148,065 shares of our common stock for an aggregate purchase price of $5.7 million under our stock repurchase program representing a total of approximately 15% of the Company. We did not repurchase any shares of our common stock during the three months ended January 31, 2004.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

    We lease office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. In April 2000, we relocated our headquarters in accordance with an agreement to lease approximately 63,500 square feet of administrative office space in Austin, Texas. The term of the lease agreement is approximately six years, from April 1, 2000 through April 15, 2006, and represents a lease commitment of approximately $1.8 million per year through the lease term. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $100,000, which is secured by a $3.0 million line of credit.

    The following summarizes our contractual cash obligations as of January 31, 2004 (in thousands):

                                                          PAYMENTS DUE BY PERIOD
                                    --------------------------------------------------------------------
                                                     LESS THAN                                 MORE THAN
                                         TOTAL         1 YEAR       1-3 YEARS     3-5 YEARS     5 YEARS
                                        -------      ---------      ---------     ---------    ---------
Operating leases ................       $ 4,594       $ 2,213        $ 1,924        $ 457        $   -
NexQL investment ................       $   850       $   850        $     -        $   -        $   -
NexQL loan facility* ............       $ 1,440       $ 1,440        $     -        $   -        $   -
Subleases .......................          (567)         (220)          (347)           -            -
                                        -------       -------        -------        -----        -----
Operating leases, net ...........       $ 6,317       $ 4,283        $ 1,577        $ 457        $   -
                                        =======       =======        =======        =====        =====

* Pursuant to strategic agreements with NexQL, the Company may provide up to $1.5 million of the loan facility, over a discretionary time period.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to our financial statements from potential VIEs entered into after January 31, 2003 and we do not expect there to be a material impact to our financial statements from the adoption of the deferred provisions in the second quarter of fiscal year 2004.

    In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB
104), Revenue Recognition, which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

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

    We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of January 31, 2004, we had an accumulated deficit of $148.5 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become consistently cash flow positive. Although we restructured our organization in 2002, which significantly reduced our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. We were cash flow positive for the three months ended January 31, 2004, but may not be cash flow positive in the second fiscal quarter of 2004. We expect fluctuations in our cash flow position to continue in future quarters throughout fiscal 2004.

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

         - the timing of orders from, and product integration by, our customers, particularly our original equipment manufacturer (OEM) customers, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us;

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

    We have also recently entered into a strategic relationship with NexQL Corporation for the joint development of advanced data management solutions. This relationship may not result in additional products that obtain market acceptance.

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

    We currently have a limited number of products that we sell in commercial quantities. Our future growth and competitiveness will depend greatly on the market acceptance of our newly introduced product lines, including the 6000 and 10000 storage routers as well as the ServerAttach line of products, all of which we released in 2002. We have received revenue from the sale of our 6000, 10000 and ServerAttach line of products; however, the market acceptance of our ServerAttach line of products sold through the channel remains uncertain. If the ServerAttach line of products does not achieve sufficient market acceptance, our future growth prospects could be seriously harmed. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance.

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

    In fiscal 2001, 2002, and 2003, 51%, 75% and 75% of our total revenue, respectively, was derived from two OEM customers (information for 2001 and 2002 assumes the subsequent merger of HP and Compaq). In fiscal 2003, HP and StorageTek represented 54% and 21% of our total revenue, respectively. In May 2002, the merger of HP and Compaq significantly increased our customer concentration as both HP and Compaq had been significant customers to that point. Even though we were able to add EMC to our list of significant OEM customers for the three months ended January 31, 2004, our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS.

    Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition and a larger installed base of customers than Crossroads. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margin, or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

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

    As we have discussed elsewhere in this report, we have engaged in lengthy and costly litigation regarding various patents. While we have prevailed to date in these cases, we cannot assure you that we would prevail in any future effort to enforce our rights in our patents.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

    As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. For example, we recently entered into certain strategic agreements with NexQL Corporation, a development stage company. Under the terms of these agreements, we have an exclusive right, but not an obligation, to purchase NexQL. Any acquisitions, including any potential acquisition of NexQL, would entail a number of risks that could materially and adversely affect our business and operating results, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a description of the Company's market risks, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

    We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Crossroads (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in internal control over financial reporting.

    During the quarter ended January 31, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

    The Securities and Exchange Commission on October 19, 1999 declared effective our registration statement on Form S-1 (File No. 333-85505) relating to the initial public offering of our common stock. As of January 31, 2004, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements such as our joint development agreement with NexQL, that are complementary to our business and product offerings. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

    We did not repurchase any shares of our common stock during the first quarter of fiscal 2004.

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

    (b)  Reports on Form 8-K

         During the fiscal quarter ended January 31, 2004, Crossroads filed the following current report on Form 8-K. Information regarding each item reported on is listed below.

DATE FILED OR
  FURNISHED              ITEM NO.                                        DESCRIPTION
----------------         --------       --------------------------------------------------------------------------
December 2, 2003         Item 12        On December 2, 2003, we announced our results of operations for our fiscal year ended October 31, 2003.*

----------
* This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CROSSROADS SYSTEMS, INC.

                 March 8, 2004      /s/  Rob Sims
                 -------------      --------------------------------------------
                     (Date)         Rob Sims
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                 March 8, 2004      /s/  Andrea Wenholz
                 -------------      --------------------------------------------
                     (Date)         Andrea Wenholz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
-------
31.1     Certification of Rob Sims,  President and Chief Executive Officer of the Company,  as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

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