Form 10-Q
period 2004-04-30
CROSSROADS SYSTEMS INC
filed 2004-06-08
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

      As of June 8, 2004 Registrant had outstanding 25,236,617 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                          QUARTER ENDED APRIL 30, 2004

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
                           PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of October 31, 2003 and
            April 30, 2004...................................................       2

          Condensed Consolidated Statements of Operations for the three and
            six months ended April 30, 2003 and 2004.........................       3

          Condensed Consolidated Statements of Cash Flows for the six months
            ended April 30, 2003 and 2004....................................       4

          Notes to Condensed Consolidated Financial Statements...............       5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................      12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........      32

Item 4.   Controls and Procedures............................................      32

                           PART II OTHER INFORMATION

Item 1.   Legal Proceedings..................................................      33

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
            Equity Securities................................................      33

Item 3.   Defaults Upon Senior Securities....................................      33

Item 4.   Submission of Matters to a Vote of Security Holders................      33

Item 5.   Other Information..................................................      34

Item 6.   Exhibits and Reports on Form 8-K...................................      34

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                OCTOBER 31,   APRIL 30,
                                                                                    2003        2004
                                                                                    ----        ----
                                         ASSETS
Current assets:
      Cash and cash equivalents ..............................................   $  14,707    $  20,782
      Short-term investments .................................................      16,670       10,763
                                                                                 ---------    ---------
           Total cash, cash equivalents and short-term investments ...........      31,377       31,545

      Accounts receivable, net of allowance for doubtful
           accounts of $164 and $170, respectively ...........................       2,994        2,980
      Inventories, net .......................................................       1,633        1,631
      Prepaids and other current assets ......................................       1,274          610
                                                                                 ---------    ---------
           Total current assets ..............................................      37,278       36,766

Property and equipment, net ..................................................       3,299        2,621
Other assets .................................................................         288          291
                                                                                 ---------    ---------
           Total assets ......................................................   $  40,865    $  39,678
                                                                                 =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable .......................................................   $   1,953    $   2,144
      Accrued expenses .......................................................       2,470        2,179
      Accrued warranty costs .................................................         802          779
      Deferred revenue .......................................................         382          358
                                                                                 ---------    ---------
           Total current liabilities .........................................       5,607        5,460

Commitments and contingencies

Minority interest ............................................................           -          215

Stockholders' equity:
      Common stock, $.001 par value, 175,000,000 shares authorized, 24,368,144
           and 25,188,402 shares issued and outstanding, respectively ........          24           25
      Additional paid-in capital .............................................     182,831      183,241
      Deferred stock-based compensation ......................................        (126)         (30)
      Accumulated deficit ....................................................    (147,471)    (149,233)
                                                                                 ---------    ---------
           Total stockholders' equity ........................................      35,258       34,003
                                                                                 ---------    ---------
           Total liabilities and stockholders' equity ........................   $  40,865    $  39,678
                                                                                 =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               APRIL 30,                       APRIL 30,
                                                     ----------------------------    ----------------------------
                                                         2003            2004            2003            2004
                                                         ----            ----            ----            ----
Revenue:
      Product .................................      $      8,142    $      4,690    $     17,703    $      9,631
      Royalty and other .......................               437           2,735             548           4,919
                                                     ------------    ------------    ------------    ------------
                Total revenue .................             8,579           7,425          18,251          14,550

Cost of revenue:
      Product .................................             5,139           2,150          11,470           4,629
      Royalty and other .......................                49              81             147             117
                                                     ------------    ------------    ------------    ------------
                Total cost of revenue .........             5,188           2,231          11,617           4,746
                                                     ------------    ------------    ------------    ------------
Gross profit ..................................             3,391           5,194           6,634           9,804
                                                     ------------    ------------    ------------    ------------

Operating expenses:
      Sales and marketing .....................               990           1,244           2,015           2,384
      Research and development ................             2,999           3,080           6,138           6,101
      General and administrative ..............             1,503           1,318           3,147           2,700
      NexQL research and development ..........                 -             451               -             721
      Business restructuring ..................              (140)            (62)           (140)           (114)
      Amortization of intangibles .............                 -               -             173               -
                                                     ------------    ------------    ------------    ------------
                Total operating expenses ......             5,352           6,031          11,333          11,792
                                                     ------------    ------------    ------------    ------------

Loss from operations ..........................            (1,961)           (837)         (4,699)         (1,988)

      Other income, net .......................               143             105             304             226
                                                     ------------    ------------    ------------    ------------

Net loss ......................................      $     (1,818)   $       (732)   $     (4,395)   $     (1,762)
                                                     ============    ============    ============    ============

Basic and diluted net loss per share ..........      $      (0.08)   $      (0.03)   $      (0.18)   $      (0.07)
                                                     ============    ============    ============    ============
Shares used in computing basic and
      diluted net loss per share ..............        24,147,186      25,169,405      24,625,775      24,931,730
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                       APRIL 30,
                                                                                 --------------------
                                                                                   2003        2004
                                                                                   ----        ----
Cash flows from operating activities:
      Net loss .............................................................     $ (4,395)   $ (1,762)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation .....................................................        1,964       1,325
          Business restructuring expenses ..................................            -        (114)
          Amortization of intangibles ......................................          173           -
          Gain/loss on disposal of fixed assets ............................           61           -
          Impairment charge on investment in privately-held company ........            -         721
          Stock-based compensation .........................................          758          95
          Provision for doubtful accounts receivable .......................          (58)         66
          Provision for excess and obsolete inventory ......................          248          80
      Changes in assets and liabilities:
          Accounts receivable ..............................................        2,371         167
          Inventories ......................................................         (541)        (78)
          Prepaids and other current assets ................................         (319)        664
          Accounts payable .................................................          136         904
          Accrued expenses and other .......................................         (902)       (298)
                                                                                 --------    --------
               Net cash provided by (used in) operating activities .........         (504)      1,770
                                                                                 --------    --------
Cash flows from investing activities:
      Purchase of property and equipment ...................................         (581)       (549)
      Purchase of held-to-maturity investments .............................      (11,248)     (8,065)
      Maturity of held-to-maturity investments .............................       15,676      13,973
      Investment in privately-held company .................................            -        (721)
      Payment of note receivable from stockholders .........................          126           -
                                                                                 --------    --------
               Net cash provided by investing activities ...................        3,973       4,638
                                                                                 --------    --------
Cash flows from financing activities:
      Proceeds from issuance of common stock ...............................           52         410
      Change in book overdraft .............................................            -        (806)
      Purchase of common stock under open market stock purchase program ....       (1,848)          -
                                                                                 --------    --------
               Net cash used in financing activities .......................       (1,796)       (396)
                                                                                 --------    --------
Net increase in cash and cash equivalents ..................................        1,673       6,012
Cash and cash equivalents due to consolidation of NexQL ....................            -          63
Cash and cash equivalents, beginning of period .............................       14,723      14,707
                                                                                 --------    --------
Cash and cash equivalents, end of period ...................................     $ 16,396    $ 20,782
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Crossroads Systems, Inc. (collectively with its wholly-owned subsidiaries, Crossroads or the Company) include all adjustments, consisting only of normal recurring items, necessary to present fairly its financial position as of October 31, 2003 and April 30, 2004, its results of operations for the three and six month periods ended April 30, 2003 and 2004 and its cash flows for the six months ended April 30, 2003 and 2004. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the three and six months ended April 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company adopted new accounting guidance that required consolidation of the balance sheet of NexQL as of April 30, 2004. The statement of operations and cash flows will be consolidated commencing May 1, 2004.

      The accompanying financial data as of April 30, 2004 and for the three and six month periods ended April 30, 2003 and 2004, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2003, included in our Annual Report on Form 10-K.

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            Revenue Recognition

      Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, collectibility is probable and the risk of loss has passed to the customer. Revenue from product sales to customers that do not have rights of return, including product sales to Original Equipment Manufacturers (OEMs) and certain distributors, Value Added Resellers (VARs) and system integrators, are recognized upon shipment or when title transfers. Sales and cost of sales related to customers that have rights of return are deferred and subsequently recognized upon sell-through to end-users.

      Royalty and other revenue includes, revenue from the licensing of intellectual property (IP), royalty payments from Hewlett-Packard (HP) and sales of service contracts. IP licensing arrangements can differ, but typically consist of upfront non-refundable fees including payments relating to past and future sales of licensee products. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, the Company records revenue from upfront nonrefundable IP license arrangements. Revenue from royalty payments from HP is recognized monthly based on reports from HP and service revenue is recognized ratably over the service period.

            NexQL Research and Development

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Company has a minority equity interest in NexQL. In connection with the adoption of the Revised Interpretations of FIN 46 (FIN 46R), the Company concluded that NexQL is a VIE and that the Company is the primary beneficiary. Pursuant to the provisions of FIN 46R, the Company consolidated the balance sheet of NexQL as of April 30, 2004 and will consolidate the statements of operations and cash flows effective May 1, 2004. Accordingly, NexQL operating results were accounted for under the equity method of accounting for the three and six months ended April 30, 2004.

      Management believes that recognition of additional liabilities as a result of consolidating NexQL does not result in any incremental increase in the level of claims on the general assets of the Company and its other subsidiaries, rather, the additional liabilities represent claims against the additional assets recognized by the Company as a result of the consolidation. Conversely, the additional assets recognized as a result of consolidating NexQL do not represent additional assets of the Company that could be used to satisfy claims by the creditors of the Company and its other subsidiaries.

      During the first fiscal quarter of 2004, the Company entered into a strategic relationship with NexQL. Pursuant to certain agreements with NexQL, the Company may provide NexQL with up to $1.5 million under a loan facility, over a discretionary time period, and will make an equity investment of $1.0 million. During the six months ended April 30, 2004, the Company had invested $0.7 million in NexQL. The Company monitored its investment in NexQL for impairment during the six months ended April 30, 2004 and made a reduction in its carrying value and recorded an impairment charge based on the financial condition and near-term prospects of NexQL. This impairment charge, including the Company's percentage of losses, is included in the caption NexQL research and development in the condensed consolidated statement of operations. The Company's impairment charge, including percentage of losses, on its investment in NexQL was approximately $0.5 million and $0.7 million for the three and six months ended April 30, 2004, respectively. The investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize.

         Stock-Based Compensation

      As of April 30, 2004, the Company has one employee stock-based compensation plan, which is described more fully in Note 9 of our Annual Report on Form 10-K. Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period.

      The Company allocates stock-based compensation to specific line items within the condensed consolidated statements of operations based on the classification of the employees who receive the benefit. Stock-based compensation was recorded as follows (in thousands):

                                                HREE MONTHS ENDED        SIX MONTHS ENDED
                                                     APRIL 30,               APRIL 30,
                                                -----------------        -----------------
                                                2003         2004        2003         2004
                                                ----         ----        ----         ----
Cost of revenue ........................        $  8         $  1        $ 20         $  2
Sales and marketing ....................          33            -         110            -
Research and development ...............          78           15         172           36
General and administrative .............         147           19         456           57
                                                ----         ----        ----         ----
      Total stock-based compensation....        $266         $ 35        $758         $ 95
                                                ====         ====        ====         ====

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to employee stock-based compensation (in thousands, except share data):

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        APRIL 30,              APRIL 30,
                                                  --------------------    --------------------
                                                     2003       2004        2003        2004
                                                  --------    --------    --------    --------
Net loss, as reported .........................   $ (1,818)   $   (732)   $ (4,395)   $ (1,762)
Stock-based employee compensation
      expense included in reported net loss....        266          35         758          95
Stock-based employee compensation
      expense determined under fair value
      based method for all awards .............     (2,882)     (1,655)     (7,977)     (5,267)
                                                  --------    --------    --------    --------

Pro forma net loss ............................   $ (4,434)   $ (2,352)   $(11,614)   $ (6,934)
                                                  ========    ========    ========    ========

Net loss per share:
      Basic and diluted - as reported .........   $  (0.08)   $  (0.03)   $  (0.18)   $  (0.07)
      Basic and diluted - pro forma ...........   $  (0.18)   $  (0.09)   $  (0.47)   $  (0.28)

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

2. INVENTORIES

      Inventories, net consist of the following (in thousands):

                                                                 OCTOBER 31,       APRIL 30,
                                                                    2003             2004
                                                                 -----------      ---------
Raw materials ..............................................       $ 1,219         $ 1,362
Work-in-process ............................................             -               7
Finished goods .............................................           862             790
                                                                   -------         -------
                                                                     2,081           2,159
      Less:  Allowance for excess and obsolete inventory....          (448)           (528)
                                                                   -------         -------
                                                                   $ 1,633         $ 1,631
                                                                   =======         =======

3. CONCENTRATIONS

      Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality short-term debt instruments.

      The Company's sales are primarily concentrated in the United States and are primarily derived from sales to OEMs in the computer storage and server industry. Revenue is concentrated with several major customers. The loss of a major customer, a change of suppliers or a significant technological change in the industry could affect operating results adversely. The Company performs credit evaluations of its customers and generally does not require

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

collateral on accounts receivable balances and provides allowances for potential credit losses, product sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

      The Company relies on a limited number of contract manufacturers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements could materially impact future operating results. Additionally, the Company's supplier arrangement for the production of certain vital components of its storage routers is concentrated with a small number of key suppliers.

      The percentage of sales to significant customers was as follows:

                    THREE MONTHS ENDED    SIX MONTHS ENDED
                        APRIL 30,             APRIL 30,
                    ------------------    ----------------
                     2003        2004      2003      2004
                    ------      ------    ------    ------
HP ..........        57.5%       47.5%     60.5%     46.9%
StorageTek...        29.3%       21.6%     24.8%     26.3%
EMC .........           -        20.4%        -      17.6%

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

      Components of business restructuring expenses and the remaining restructuring accruals as of April 30, 2004 are as follows (in thousands):

                                         FACILITY LEASE
                                          ABANDONMENT
                                         --------------
Balance as of October 31, 2003 ...         $    964

   Cash activity .................              (81)
   Non-cash activity .............              (52)
                                           --------
Balance as of January 31, 2004....              831
                                           --------

   Cash activity .................              (81)
   Non-cash activity .............              (62)
                                           --------
Balance as of April 30, 2004 .....         $    688
                                           ========

      The entire accrual amount relates to remaining payments to be made for lease abandonment losses. In March 2003, the Company entered into an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. A second agreement to sublease a portion of its abandoned properties was signed in May 2003. The anticipated rent payments from the second sublease are approximately $0.1 million through January 2006.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In total, the Company has reduced its restructuring accrual by approximately $0.1 million during the six months ended April 30, 2004, principally for rent payments to be received over the next nine to twelve months of the remaining sublease terms. The Company assesses recoverability of these sublease payments on a quarterly basis.

      The Company has substantially completed its restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that future restructuring efforts will not be necessary.

5. LINE OF CREDIT

      The Company carries a line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit will mature on June 14, 2004. As of October 31, 2003 and April 30, 2004, there were no borrowings outstanding under this revolving line of credit.

6. COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $100,000, which is secured by the $3.0 million line of credit. Future minimum lease payments under all non-cancelable operating leases as of April 30, 2004 were approximately $4.0 million. In addition to base rent on its facilities lease, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities' operating expenses.

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

      Activity in the accrued warranty costs during the six months ended April 30, 2003 and 2004 was as follows (in thousands):

                                        BALANCE AT   CHARGED TO                     BALANCE AT
                                         BEGINNING    COSTS AND                       END OF
                                         OF PERIOD    EXPENSES      DEDUCTIONS        PERIOD
                                        ----------   ----------     ----------      ----------
Six months ended April 30, 2003
Warranty reserve ..................        $615         $301           $(95)           $821
                                           ====         ====           ====            ====

Six months ended April 30, 2004
Warranty reserve ..................        $802         $ 53           $(76)           $779
                                           ====         ====           ====            ====

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      LEGAL PROCEEDINGS

            Intellectual Property Litigation

      On October 17, 2003, the Company filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of the Company's patents, U.S. Patent No. 5,941,972 (the '972 patent) and U.S. Patent No. 6,425,035 (the '035 Patent), with some of Dot Hill's products. Subsequently, Dot Hill filed an answer denying infringement and alleging the '972 and '035 Patents are invalid and unenforceable. Dot Hill recently filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill's products at issue in the litigation. In response, FalconStor has also denied infringement and alleged the `972 and `035 Patents are invalid and unenforceable. Crossroads plans to vigorously defend its patents against all counterclaims.

            Securities Class Action Litigation

      The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendants' favor. Plaintiff's appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court's ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff's request for panel rehearing. The Company continues to deny the remaining allegations in the complaint and intends to defend itself vigorously. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit.

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

      NEXQL COMMITMENT

      The Company entered into certain strategic agreements to provide a total of up to $2.5 million in debt and equity financing to NexQL, a development stage company. Under the terms of these agreements, the Company has an exclusive right, but not an obligation, to purchase NexQL. If the Company chooses to exercise this right, the purchase would be subject to various conditions. Depending upon the structure of the purchase, one condition could be the need to obtain stockholder approval. The exclusive right to purchase NexQL will lapse at various times after NexQL completes certain milestones.

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

      Common stock equivalents consist of outstanding stock options. The total number of outstanding stock options excluded from the calculations of diluted net loss per common share were 6,868,248 and 5,084,627 as of April 30, 2003 and 2004, respectively.

8. RELATED PARTY TRANSACTIONS

      In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually. The principal and accrued interest was due in one lump sum on July 1, 2002. The terms on this note have been extended to July 1, 2004 and the balance of approximately $74,000 was reserved through a charge to general and administrative expenses during the three months ended April 30, 2004 as collection of the note became uncertain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

      - our operating results are difficult to predict and are likely to vary significantly from quarter to quarter in the future;

      - we could be materially harmed in the event of a general economic slowdown resulting in a reduction in information technology spending;

      - we could be materially harmed if demand for our products is less than we anticipate;

      - we could be materially harmed if the market for our current and future products fails to develop as we currently anticipate; and

      -  other risks indicated below under the caption "Risk Factors".

      These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements.

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on January 22, 2004. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

      Last year, we transitioned our embedded router business with our largest customer to a royalty model. This transition has resulted in higher gross margin on lower revenue. During the six months ended April 30, 2004, we realized a 48% year over year increase in gross margin to $9.8 million on revenue of $14.6 million compared to gross margin of $6.6 million on revenue of $18.3 million during the comparable period in fiscal 2003.

      Our primary objective throughout 2004 is to transition from being primarily a storage connectivity company to a business that provides more complete, intelligent solutions for the end user. We will accomplish this by developing new technology, products and solutions that will leverage our storage routing expertise to solve a wide range of customer problems. We will continue to provide first-in-class connectivity, while offering value-added software that will help customers better utilize resources, lower overall costs and achieve higher performance levels.

      The key, measurable elements of our business strategy in 2004 are as follows:

      - grow our current market position by solving today's customer storage issues;

      - build on our core storage networking technologies to offer intelligent networking solutions;

      -     expand our reach into other storage markets;

      -     increase our market leadership by investing in new technologies; and

      -     protect our intellectual property.

During the six months ended April 30, 2004, we made progress on achieving these objectives as follows:

      -     New Partnerships.

                  - In December 2003, we announced a strategic relationship with NexQL, a development stage company, for the joint development of advanced data management solutions that are expected to outperform other solutions by orders of magnitude at a fraction of the cost. We believe our strategic relationship with NexQL will allow us to capitalize on adjacent markets and offer multiple opportunities for the combination of Crossroads and NexQL technologies.

                  - In March 2004, we announced a strategic relationship with LeftHand Networks, the leading provider of complete, integrated IP SAN solutions. By partnering with LeftHand Networks, we will be able to bring a robust network storage solution to the marketplace that truly addresses the needs of the end user. This relationship enables the joint development of technology leveraging our core competencies in data routing and network storage connectivity with LeftHand Networks' expertise in distributed storage utilization.

      -     Building on Core Technologies.

                  - Our customers are asking for features such as better performance, guaranteed back up completion, enhanced recovery execution, maximized resource utilization and ease of use. To meet these needs, we are now offering a suite of software, promoted as "Intelligence at the Edge," that focuses on the expansion of our existing technology to bring multiple networking functionality and capabilities to backup storage solutions.

                  - In April 2004, we announced the availability of the Crossroads 6240 Storage Router. The Crossroads 6240 Storage router, along with our current suite of products, serves as a platform for delivering "Intelligence At The Edge," by improving the understanding, utilization and management of high-performance tape library resources.

      - Customer Base Expansion. We delivered our latest generation products to our existing customers as well as expanded our storage routing customer base. Our customer base further expanded during the six months ended April 30, 2004, as EMC became our third largest customer, comprising 18% of our total revenue. We have also started new channel programs in the fiscal second quarter and are expanding our reach into Europe, North America and South America through new sales partnerships.

      - Intellectual Property Value. We have entered into various agreements with Adaptec, ADIC, XIOtech, Hitachi and others to license our technology. We have also strengthened our patent portfolio as we now have 23 issued patents and 52 pending patents worldwide. In November 2003, we filed a lawsuit against Dot Hill Systems, Inc. alleging that Dot Hill has infringed two of our patents, U.S.
            Patent No. 5,941,972 (the '972 patent) and U.S. Patent No.
            6,425,035 (the '035 Patent), with some of Dot Hill's products. Subsequently, Dot Hill filed an answer denying infringement and alleging the '972 and '035 Patents are invalid and unenforceable.
            We plan to vigorously defend our patents against these counterclaims.

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

      Royalty and other revenue includes licensing of intellectual property
(IP), royalty payments and sales of service contracts. IP licensing arrangements typically consist of upfront nonrefundable fees, including payments related to past sales of licensed products or payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, we record revenue from upfront nonrefundable IP license fees. Service revenue is recognized ratably over the applicable service period.

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

      Judgment is required in determining our deferred tax assets and liabilities and our valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets, and our net deferred tax assets as of April 30, 2004 is zero.

      Investment in privately-held company. We assess the impairment of investments whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include: (i) inherent risk of investment due to stage of development, (ii) underperformance relative to projected future operating results, and (iii) changes in the strategy of business. When we determine that the carrying value of an investment may not be recoverable, an impairment charge is recorded.

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

      Allowance for doubtful accounts. We assess the collectibility of outstanding customer invoices and in doing such, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as:

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

      Litigation. We evaluate contingent liabilities, including pending or threatened litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. As of April 30, 2004, we have not accrued any material costs associated with any pending or threatened litigation as no amounts have been deemed probable or reasonably estimable. However, any changes in the pending or threatened litigation could result in revisions to our estimates of the potential liability and could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue, costs of revenue and gross profit:

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                              APRIL 30,                    APRIL 30,
                                       ---------------------        ----------------------
                                         2003          2004           2003           2004
                                       -------       -------        -------        -------
                                       (DOLLARS IN THOUSANDS)       (DOLLARS IN THOUSANDS)
TOTAL REVENUE ..................       $ 8,579       $ 7,425        $18,251        $14,550
    Product ....................       $ 8,142       $ 4,690        $17,703        $ 9,631
    Royalty and other ..........       $   437       $ 2,735        $   548        $ 4,919
TOTAL COST OF REVENUE ..........       $ 5,188       $ 2,231        $11,617        $ 4,746
    Product ....................       $ 5,139       $ 2,150        $11,470        $ 4,629
    Royalty and other ..........       $    49       $    81        $   147        $   117
TOTAL GROSS PROFIT .............       $ 3,391       $ 5,194        $ 6,634        $ 9,804
    Product ....................       $ 3,003       $ 2,540        $ 6,233        $ 5,002
    Royalty and other ..........       $   388       $ 2,654        $   401        $ 4,802
TOTAL GROSS PROFIT PERCENTAGE...            40%           70%            36%            67%
    Product ....................            37%           54%            35%            52%
    Royalty and other ..........            89%           97%            73%            98%

      Total revenue

      Total revenue is broken out between product revenue and royalty revenue. Last year, we transitioned our embedded router business with HP to a royalty model whereby they would manufacture the products and pay us a specified royalty on each unit shipped. Under this model, our product revenue declined, as expected, because we have outsourced the manufacturing of our embedded routers to HP and the royalty revenue we receive is now classified under royalty and other revenue.

      A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended April 30, 2004, three customers each represented greater than ten percent of our total revenues for combined totals of 89% of total revenues. We expect that a significant portion of our future revenue will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers, could seriously harm our financial condition and results of operations.

      Product revenue

      Product revenue consists of sales of our storage router and ServerAttach lines of products. Our product revenue is primarily generated from our OEM partners. Product revenue decreased 42% and 46% for the three and six months ended April 30, 2004, respectively, as compared to the comparable periods in fiscal 2003. The decreases in product revenue in both periods were primarily the result of our successful transition to a royalty model for embedded products with HP.

      Royalty and Other Revenue

      Royalty and other revenue consists of revenue from the licensing of IP, royalty payments from HP and sales of service contracts. IP licensing arrangements typically consist of upfront nonrefundable fees. These fees are collected as consideration for either past or future sales of licensee products. When a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, we record revenue from upfront nonrefundable IP licensing arrangements. Royalty revenue is recognized monthly based on reports received from HP and service revenue is recognized ratably over the service period.

      Royalty and other revenue for the three and six months ended April 30, 2004 increased primarily due to the accelerated shift in the product mix towards royalty products. In addition, revenue from an IP license was included the three and six months ended April 30, 2004.

      Given the nature of patent license agreements, the timing of license revenue is difficult to forecast and therefore is expected to cause fluctuations in royalty and other revenue. Our potential to generate patent license revenue in the future will be largely dependent upon our ability to identify and pursue additional, potential licensees.

      Gross Profit

      Total gross profit increased 53% for the three months ended April 30, 2004 and 48% for the six months ended April 30, 2004 as compared to the comparable periods last year. The increases in total gross profit and gross profit percentage reflect the positive effect of the royalty model with HP, increased sales of our higher margin products as well as IP license margin. Cost of product revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, third party software licenses, warranty costs and stock-based compensation. Cost of product revenue decreased 58% from the three months ended April 30, 2003 to the three months ended April 30, 2004. Cost of product revenue decreased 60% for the six months ended April 30, 2003 to the six months ended April 30, 2004.

      The decrease in cost of product revenue was expected with the transition to the royalty model with HP. Under this model, HP manufactures our embedded products, which has resulted in lower manufacturing costs to us. In addition, product costs relative to product revenue decreased primarily due to lower manufacturing costs and higher margin product mix. The cost of product revenue may fluctuate based on the introduction of new products and changes in product mix.

      We expect to introduce new products in the latter part of fiscal year 2004. As new or enhanced products are introduced, we must successfully manage the transition from older products to avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customer demands. Our revenue and gross profit margin will be adversely affected if we fail to successfully manage the introductions of these new products.

SALES AND MARKETING EXPENSES

      Sales and marketing expenses consist primarily of salaries, commissions, travel, tradeshow and advertising programs, other promotional activities and stock-based compensation expenses. The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our sales and marketing expenses:

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           APRIL 30,                  APRIL 30,
                                                    ----------------------      ----------------------
                                                      2003          2004          2003          2004
                                                      ----          ----          ----          ----
                                                    (DOLLARS IN THOUSANDS)      (DOLLARS IN THOUSANDS)
TOTAL SALES & MARKETING .....................       $   990        $1,244       $ 2,015        $2,384
   Stock-based compensation .................       $    33        $    -       $   110        $    -
   Final Headcount ..........................            15            17            15            17

      Sales and marketing expenses increased during the three and six months ended April 30, 2004, as compared to the same periods in fiscal 2003, primarily due to additional compensation expense. In addition, we participated in several tradeshows during the three months ended April 30, 2004 including Storage Networking World. We anticipate that sales and marketing expenses may fluctuate as we launch new products.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses consist primarily of salaries and other personnel-related costs, product development costs and stock-based compensation expenses. The following sets forth, for the periods indicated, a year-over-year comparison of the key components of our research and development expenses:

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   APRIL 30,                        APRIL 30,
                                                            ------------------------        ------------------------
                                                              2003            2004             2003           2004
                                                              ----            ----             ----           ----
                                                             (DOLLARS IN THOUSANDS)          (DOLLARS IN THOUSANDS)
TOTAL RESEARCH AND DEVELOPMENT .....................        $  2,999        $  3,080        $  6,138        $  6,101
     Stock-based compensation ......................        $     78        $     15        $    172        $     36
     Final Headcount ...............................              68              65              68              65

      In general, research and development expenses have remained relatively flat for both the three and six months ended April 30, 2004, as compared to the same periods in fiscal 2003, as the decrease in depreciation expense was offset by increased spending in outside services for the development of new products. We anticipate that research and development expenses may increase as we further the development of our technologies and expand our product offerings.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of salaries and other personnel-related costs, costs of our administrative, executive and information technology departments, as well as legal and accounting, insurance and stock-based compensation expenses. The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our general and administrative expenses:

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             APRIL 30,                       APRIL 30,
                                                     ------------------------        ------------------------
                                                       2003            2004            2003            2004
                                                       ----            ----            ----            ----
                                                     (DOLLARS IN THOUSANDS)           (DOLLARS IN THOUSANDS)
TOTAL GENERAL AND ADMINISTRATIVE ............        $  1,503        $  1,318        $  3,147        $  2,700
    Stock-based compensation ................        $    147        $     19        $    456        $     57
    Final Headcount .........................              20              19              20              19

      The decrease in general and administrative expenses for both the three and six months ended April 30, 2004, as compared to the same periods in fiscal 2003, was primarily due to decreases in insurance, depreciation and stock-based compensation expense. We anticipate that general and administrative expenses may begin to increase throughout fiscal 2004 due to additional costs associated with the Sarbanes-Oxley Act of 2002 and other related legislative and regulatory changes.

NEXQL RESEARCH AND DEVELOPMENT EXPENSES

      During the first fiscal quarter of 2004, we entered into a strategic relationship with NexQL, a privately-held development stage company. Pursuant to certain agreements with NexQL, we may provide NexQL with up to $1.5 million under a loan facility, over a discretionary time period, and will make an equity investment of $1.0 million. During the six months ended April 30, 2004, we had invested $0.7 million in NexQL. We have an exclusive right, but not an obligation, to purchase NexQL. If we choose to exercise this right, the purchase would be subject to various conditions. Depending upon the structure of the purchase, one condition could be the need for us to obtain stockholder approval. The exclusive right to purchase NexQL will lapse at various times after NexQL completes certain milestones. In accordance with FIN 46R, we consolidated the balance sheet of NexQL as of April 30, 2004 and will consolidate the statements of operations and cash flows effective May 1, 2004. We monitored our investment in NexQL for impairment during the three and six months ended April 30, 2004 and made an appropriate reduction in its carrying value and recorded an impairment charge based on the financial condition and near-term prospects of NexQL. This impairment charge is included in the caption, NexQL research and development, in the consolidated statement of operations. The impairment charge, including our percentage of losses, on our investment in NexQL was approximately $0.5 million and $0.7 million for the three and six months ended April 30, 2004, respectively. The investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize.

BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

      In May 2002, we completed a restructuring plan that reduced our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and to consolidate our operations.

      Components of business restructuring expenses and the remaining restructuring accruals as of April 30, 2004 are as follows (in thousands):

                                             FACILITY LEASE
                                              ABANDONMENT
                                             --------------
Balance as of October 31, 2003 .........        $ 964

    Cash activity ......................          (81)
    Non-cash activity ..................          (52)
                                                -----

Balance as of January 31, 2004 .........          831
                                                -----

    Cash activity ......................          (81)
    Non-cash activity ..................          (62)
                                                -----

Balance as of April 30, 2004 ...........        $ 688
                                                =====

      In March 2003, we entered into an agreement to sublease a portion of our abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. In addition, we signed another agreement to sublease a portion of our abandoned facilities during the third fiscal quarter of 2003. The anticipated rent payments from this sublease are approximately $0.1 million through January 2006.

      In total, we reduced our restructuring accrual by approximately $0.1 million during the six months ended April 30, 2004, principally for rent payments to be received over the next nine to twelve months of both sublease terms. We assess recoverability of these sublease payments on a quarterly basis.

      We have substantially completed our restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that future restructuring efforts will not be necessary.

LIQUIDITY AND CAPITAL RESOURCES

      The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

                                                                 OCTOBER 31,         APRIL 30,
                                                                    2003                2004
                                                                 -----------        -----------
Cash and cash equivalents............................            $    14,707        $    20,782
Short-term investments...............................            $    16,670        $    10,763
Working capital......................................            $    31,671        $    31,306
Current ratio........................................                  6.6:1              6.7:1
Days sales outstanding...............................                     30                 34

      Our principal sources of liquidity at April 30, 2004 consisted of $20.8 million in cash and cash equivalents and $10.8 million in short-term investments.

      In June 2003, we renegotiated our line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures in June 2004. As of April 30, 2004, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

      Cash provided by operating activities for the six months ended April 30, 2004 was approximately $1.8 million as a result of a lower net loss due to higher gross margin and continued control over operating expenditures.

      Cash provided by investing activities was approximately $4.6 million during the six months ended April 30, 2004 primarily due to the timing of short-term investment transactions and reflects the maturity of held-to-maturity investments, net of purchases. Our investment policy, related to debt instruments, places greater emphasis on the safeguarding of cash and requires investment in high quality short-term securities. The cash impact of investing approximately $0.7 million in NexQL is also reflected in our investing activities. Capital expenditures were approximately $0.6 million and reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements, all of which were required to support our ongoing research and development in our technologies and expanding our product offerings. We anticipate moderate additional capital expenditures during the remainder of fiscal 2004, primarily to support our ongoing product development efforts.

      Cash utilized by financing activities was approximately $0.4 million for the six months ended April 30, 2004 as a result of a decrease in our book overdrafts of approximately $0.8 million, due to the timing of vendor payments.

      We have funded our operations to date primarily through product sales, sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million.

      At April 30, 2004, we had no long-term debt. We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the amount of cash used to fund our stock repurchase program, and market acceptance of our products. During the first fiscal quarter of 2004, we entered into a strategic relationship with NexQL for the joint development of advanced data management solutions. During the term of this and other agreements with NexQL, we will provide funding up to $2.5 million to NexQL. Moreover, we may enter into additional strategic arrangements or acquisitions in the future that could require us to seek equity or debt financing. We cannot assure that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

STOCK REPURCHASE PROGRAM

      In September 2001, our board of directors authorized a stock repurchase program pursuant to which we were authorized to repurchase up to $5.0 million of our common stock in the open market. From September 2001 to April 2002, we repurchased 661,300 shares of our common stock at an aggregate purchase price of $2.1 million. In May 2002, our board of directors authorized the extension of our stock repurchase program and authorized the repurchase up to an additional $5.0 million worth of our common stock, for an aggregate amount of up to $7.1 million. From May 2002 through October 31, 2002, we repurchased 1,714,465 shares of our common stock at an aggregate purchase price of $1.7 million. In October 2002, our board of directors authorized the further extension of our stock repurchase program through the end of 2003. From November 2002 to October 31, 2003, we repurchased 1,772,300 shares of our common stock at an aggregate purchase price of $2.0 million. As of October 31, 2003, we had repurchased an aggregate of 4,148,065 shares of our common stock for an aggregate purchase price of $5.7 million under our stock repurchase program representing a total of approximately 15% of the Company based on shares of our common stock outstanding at the commencement of the repurchase program. We did not repurchase any shares of our common stock during the six months ended April 30, 2004.

      Under future repurchase programs approved by the board of directors, the stock would be purchased in the open market or privately negotiated transactions from time to time in compliance with the SEC's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by our management from time to time or may be suspended at any time without prior notice, depending on market conditions and other factors they deem relevant. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

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

      The following summarizes our contractual cash obligations as of April 30, 2004 (in thousands):

                                                  PAYMENTS DUE BY PERIOD
                            ------------------------------------------------------------------
                                          LESS THAN                                 MORE THAN
                              TOTAL        1 YEAR       1-3 YEARS     3-5 YEARS      5 YEARS
                              -----        ------       ---------     ---------      -------
Operating leases ......     $  4,038      $  2,200      $  1,837      $      1       $    -
NexQL investment ......          300           300             -             -            -
NexQL loan facility*...        1,500         1,500             -             -            -
Subleases .............         (502)         (231)         (271)            -            -
                            --------      --------      --------      --------       ------
Operating leases, net..     $  5,336      $  3,769      $  1,566      $      1       $    -
                            ========      ========      ========      ========       ======

* Pursuant to our agreements with NexQL, we may provide up to $1.5 million of the loan facility over a discretionary time period.

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

      Crossroads has a minority equity interest in NexQL. In connection with the adoption of the Revised Interpretations of FIN 46 (FIN 46R), we concluded that NexQL is a VIE and that we are the primary beneficiary. Pursuant to the provisions of FIN 46R, we consolidated the balance sheet of NexQL as of April 30, 2004 and will consolidate the operations and cash flow statements effective May 1, 2004. Accordingly, NexQL operating results were accounted for under the equity method of accounting for the three and six months ended April 30, 2004.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

      In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Crossroads and our business. These factors include, but are not limited to the factors listed below. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us. This document is qualified in its entirety by these risk factors.

      If any of the following risks actually occur, they could materially harm our business, financial condition or results of operations. In that case, the market price of our common stock could decline.

WE HAVE INCURRED SIGNIFICANT LOSSES AND NEGATIVE CASH FLOW, WE EXPECT FUTURE LOSSES AND WE MAY NEVER BE PROFITABLE OR MAINTAIN A CONSISTENT POSITIVE CASH FLOW POSITION.

      We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of April 30, 2004, we had an accumulated deficit of $149.2 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become consistently cash flow positive. Although we restructured our organization in 2002, which significantly reduced our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. We were cash flow positive for the three and six months ended April 30, 2004, but may not be cash flow positive in the third fiscal quarter of 2004. We expect fluctuations in our cash flow position to continue in future quarters throughout fiscal 2004.

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

THE STORAGE TECHNOLOGY MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL EVOLUTION, AND OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS.

      The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

      -     delays in our initial shipment of new products;

      -     the difficulty of forecasting customer demand accurately;

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

      We have also recently entered into a strategic relationship with NexQL for the joint development of advanced data management solutions. This relationship may not result in additional products that obtain market acceptance.

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

FAILURE TO MANAGE OUR BUSINESS EFFECTIVELY COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION AND PROSPECTS.

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

      We and several of our officers and directors, were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendant's favor. Plaintiff's appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court's ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff's request for panel rehearing. We continue to deny the remaining allegations in the complaint and intend to defend ourselves vigorously. It is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit.

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

      We currently have a limited number of products that we sell in commercial quantities. Our future growth and competitiveness will depend greatly on the market acceptance of our product lines, including the storage routers and the ServerAttach line of products. We have received revenue from the sale of our storage routers and ServerAttach lines of products; however, the market acceptance of our ServerAttach line of products sold through the channel remains uncertain. If the ServerAttach line of products does not achieve sufficient market acceptance, our future growth prospects could be seriously harmed. Moreover, even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve market acceptance.

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

      In fiscal 2001, 2002, and 2003, 51%, 75% and 75% of our total revenue, respectively, was derived from two OEM customers (information for 2001 and 2002 assumes the subsequent merger of HP and Compaq). In fiscal 2003, HP and StorageTek represented 54% and 21% of our total revenue, respectively. In May 2002, the merger of HP and Compaq significantly increased our customer concentration as both HP and Compaq had been significant customers to that point. Even though we were able to add EMC to our list of significant OEM customers for the six months ended April 30, 2004, our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

DEMAND FOR OUR CURRENT PRODUCTS DEPENDS SIGNIFICANTLY UPON THE NEED TO INTERCONNECT SMALL COMPUTER SYSTEM INTERFACE (SCSI) TAPE STORAGE SYSTEMS WITH FIBRE CHANNEL SANS, AND WE EXPECT TO FACE COMPETITION FROM MANUFACTURERS OF TAPE STORAGE SYSTEMS THAT INCORPORATE FIBRE CHANNEL INTERFACES INTO THEIR PRODUCTS.

      In traditional computer networks, system back up is accomplished by transferring data from applications and databases over the servers used in the network to tape drives or other media where the data is safely stored. Tape storage devices generally rely on a SCSI connection to interface with the network in receiving and transmitting data. Our routers enable these SCSI-based storage devices to interface with the Fibre Channel-based components of the SAN. Because our routers allow communication between SCSI storage devices and a Fibre Channel SAN, organizations are able to affect their back up processes over the SAN rather than through the computer network, enabling the servers of the network to remain available for other computing purposes. We currently derive the majority of our revenue from sales of storage routers that are used to connect SCSI-based tape storage systems with SANs. The introduction of tape storage systems that incorporate Fibre Channel interfaces would enable tape storage devices to communicate directly with SANs, without using storage routers. We are aware that a number of manufacturers of storage systems, including several of our current customers, are developing tape storage systems with embedded Fibre Channel interfaces, with products expected to be introduced to market in the near future. If these or other manufacturers are successful in introducing Fibre Channel-based storage systems, demand for our current storage router products would be materially reduced and our revenue would decline.

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

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

    As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. For example, we recently entered into certain strategic agreements with NexQL, a development stage company. Under the terms of these agreements, we have an exclusive right, but not an obligation, to purchase NexQL. Any acquisitions, including any potential acquisition of NexQL, would entail a number of risks that could materially and adversely affect our business and operating results, including:

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Crossroads (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in internal control over financial reporting. During the quarter ended April 30, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Securities Class Action Litigation. We and several of our officers and directors, were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendant's favor. Plaintiff's appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court's ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff's request for panel rehearing. We continue to deny the remaining allegations in the complaint and intend to defend ourselves vigorously. It is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit.

      Intellectual Property Litigation. On October 17, 2003, the Company filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of the Company's patents, U.S. Patent No. 5,941,972 (the '972 patent) and U.S. Patent No. 6,425,035 (the '035 Patent), with some of Dot Hill's products. Subsequently, Dot Hill filed an answer denying infringement and alleging the '972 and '035 Patents are invalid and unenforceable. Dot Hill recently filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill's products at issue in the litigation. In response, FalconStor has also denied infringement and alleged the `972 and `035 Patents are invalid and unenforceable. Crossroads plans to vigorously defend its patents against all counterclaims.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Securities and Exchange Commission on October 19, 1999 declared effective our registration statement on Form S-1 (File No. 333-85505) relating to the initial public offering of our common stock. As of April 30, 2004, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements such as our joint development agreement with NexQL, that are complementary to our business and product offerings. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

      We did not repurchase any shares of our common stock during the first or second quarter of fiscal 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our annual meeting of stockholders held on March 4, 2004, our stockholders voted on the following matters:

      (1) The election of two Class III directors to serve until our 2007 annual meeting of stockholders, or until their successors have been elected and qualified.

NAME OF NOMINEE                     NUMBER OF VOTES FOR         NUMBER OF VOTES WITHHELD
---------------                     -------------------         ------------------------
Paul S. Zito                            19,389,018                       858,788
Rob Sims                                18,825,950                     1,601,856

      (2)   The amendments of our 1999 Employee Stock Purchase Plan.

NUMBER OF VOTES FOR                NUMBER OF VOTES AGAINST      NUMBER OF VOTES ABSTAINED
-------------------                -----------------------      -------------------------
     6,894,379                             399,085                       34,542

      (3) The approval of the appointment of KPMG LLP as independent auditors for the fiscal year ending October 31, 2004.

NUMBER OF VOTES FOR                NUMBER OF VOTES AGAINST      NUMBER OF VOTES ABSTAINED
-------------------                -----------------------      -------------------------
    20,301,704                             104,456                       21,646

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 First Amendment of Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan.

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

(b)   Reports on Form 8-K

      During the second quarter ended April 30, 2004, we furnished one Current Report on Form 8-K. Information regarding each item reported on is listed below.

DATE FILED OR
  FURNISHED              ITEM NO.                                       DESCRIPTION
  ---------              --------                                       -----------
February 24, 2004        Item 12        On February 24, 2004, we announced our results of operations for our first quarter of fiscal 2004.*

---------------
* This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CROSSROADS SYSTEMS, INC.

                    June 8, 2004    /s/ Rob Sims
                    ------------    --------------------------------------------
                       (Date)       Rob Sims
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                    June 8, 2004    /s/ Andrea Wenholz
                    ------------    --------------------------------------------
                       (Date)       Andrea Wenholz
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
-------
10.1      First Amendment of Crossroads Systems, Inc. 1999 Employee Stock Purchase
          Plan.

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