Form 10-Q
period 2004-07-31
CROSSROADS SYSTEMS INC
filed 2004-09-02
CIK 1093207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

    As of September 2, 2004 Registrant had outstanding 25,439,181 shares of common stock, par value $0.001 per share.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                           QUARTER ENDED JULY 31, 2004

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
                          PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of October 31, 2003 and
            July 31, 2004........................................................    2

          Condensed  Consolidated  Statements of  Operations  for the three and
            nine months ended July 31, 2003 and 2004.............................    3

          Condensed  Consolidated  Statements of Cash Flows for the nine months
            ended July 31, 2003 and 2004.........................................    4

          Notes to Condensed Consolidated Financial Statements...................    5

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................   13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............   37

Item 4.   Controls and Procedures................................................   37

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings......................................................   38

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds............   38

Item 3.   Defaults Upon Senior Securities........................................   39

Item 4.   Submission of Matters to a Vote of Security Holders....................   39

Item 5.   Other Information......................................................   39

Item 6.   Exhibits and Reports ..................................................   39

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  OCTOBER 31,    JULY 31,
                                                                                     2003         2004
                                                                                  -----------   ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................  $    14,707   $  18,829
   Short-term investments ......................................................       16,670      10,653
                                                                                  -----------   ---------
     Total cash, cash equivalents and short-term investments ...................       31,377      29,482

   Accounts receivable, net of allowance for doubtful
     accounts of $164 and $130, respectively ...................................        2,994       1,980
   Inventories, net ............................................................        1,633       1,611
   Prepaids and other current assets ...........................................        1,274         636
                                                                                  -----------   ---------
     Total current assets ......................................................       37,278      33,709

Property and equipment, net ....................................................        3,299       2,715
Other assets ...................................................................          288         282
                                                                                  -----------   ---------
     Total assets ..............................................................  $    40,865   $  36,706
                                                                                  ===========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................  $     1,953   $   2,193
   Accrued expenses ............................................................        2,470       1,632
   Accrued warranty costs ......................................................          802         588
   Deferred revenue ............................................................          382         384
                                                                                  -----------   ---------
     Total current liabilities .................................................        5,607       4,797

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 175,000,000 shares authorized,
     24,368,144 and 25,433,598 shares issued and outstanding, respectively .....           24          25
   Additional paid-in capital ..................................................      182,831     183,258
   Deferred stock-based compensation ...........................................         (126)        (11)
   Accumulated deficit .........................................................     (147,471)   (151,363)
                                                                                  -----------   ---------
     Total stockholders' equity ................................................       35,258      31,909
                                                                                  -----------   ---------
     Total liabilities and stockholders' equity ................................  $    40,865   $  36,706
                                                                                  ===========   =========

See accompanying notes to unaudited condensed consolidated financial statements.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   JULY 31,                        JULY 31,
                                          ---------------------------   ---------------------------
                                              2003           2004           2003           2004
                                          ------------   ------------   ------------   ------------
Revenue:
   Product .............................  $      3,741   $      2,920   $     21,444   $     12,551
   Royalty and other ...................         1,876          1,957          2,424          6,876
                                          ------------   ------------   ------------   ------------
     Total revenue .....................         5,617          4,877         23,868         19,427

Cost of revenue:
   Product .............................         2,547          1,305         14,018          5,934
   Royalty and other ...................            91             41            237            158
                                          ------------   ------------   ------------   ------------
     Total cost of revenue .............         2,638          1,346         14,255          6,092
                                          ------------   ------------   ------------   ------------
Gross profit ...........................         2,979          3,531          9,613         13,335
                                          ------------   ------------   ------------   ------------

Operating expenses:
   Sales and marketing .................         1,018          1,019          3,033          3,403
   Research and development ............         2,925          3,892          9,063          9,993
   General and administrative ..........         1,136          1,158          4,283          3,858
   NexQL research and development ......             -              -              -            721
   Business restructuring ..............          (201)           (73)          (341)          (187)
   Non-controlling interest ............             -           (215)             -           (215)
   Amortization of intangibles .........             -              -            173              -
                                          ------------   ------------   ------------   ------------
     Total operating expenses ..........         4,878          5,781         16,211         17,573
                                          ------------   ------------   ------------   ------------

Loss from operations ...................        (1,899)        (2,250)        (6,598)        (4,238)

   Other income, net ...................           164            120            468            346
                                          ------------   ------------   ------------   ------------
Net loss ...............................  $     (1,735)  $     (2,130)  $     (6,130)  $     (3,892)
                                          ============   ============   ============   ============
Basic and diluted net loss per share ...  $      (0.07)  $      (0.08)  $      (0.25)  $      (0.16)
                                          ============   ============   ============   ============
Shares used in computing basic and
   diluted net loss per share ..........    24,190,122     25,318,050     24,478,962     25,061,443
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                         JULY 31,
                                                                   -------------------
                                                                     2003       2004
                                                                   --------   --------
Cash flows from operating activities:
   Net loss .....................................................  $ (6,130)  $ (3,892)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation ...............................................     2,775      1,897
     Business restructuring expenses ............................         -       (187)
     Amortization of intangibles ................................       173          -
     Loss on disposal of fixed assets ...........................        61         99
     Impairment charge on investment in privately-held company ..         -        721
     Stock-based compensation ...................................       955        114
     Provision for doubtful accounts receivable .................         -         35
     Provision for excess and obsolete inventory ................         -        (93)
   Changes in assets and liabilities:
     Accounts receivable ........................................     2,993        979
     Inventories ................................................       558        115
     Prepaids and other current assets ..........................        37        638
     Accounts payable ...........................................    (2,248)     1,046
     Accrued expenses and other .................................    (1,391)      (855)
                                                                   --------   --------
        Net cash provided by (used in) operating activities .....    (2,217)       617
                                                                   --------   --------
Cash flows from investing activities:
   Purchase of property and equipment ...........................      (614)    (1,413)
   Purchase of held-to-maturity investments .....................   (12,545)    (9,065)
   Maturity of held-to-maturity investments .....................    15,787     15,082
   Investment in privately-held company .........................         -       (721)
   Payment of note receivable from stockholders .................       126          -
                                                                   --------   --------
        Net cash provided by investing activities ...............     2,754      3,883
                                                                   --------   --------
Cash flows from financing activities:
   Proceeds from issuance of common stock .......................       399        460
   Retirement of common stock ...................................         -        (32)
   Change in book overdraft .....................................         -       (806)
   Purchase of common stock under open market stock purchase
        program .................................................    (1,983)         -
                                                                   --------   --------
        Net cash used in financing activities ...................    (1,584)      (378)
                                                                   --------   --------
Net increase (decrease) in cash and cash equivalents ............    (1,047)     4,122
Cash and cash equivalents, beginning of period ..................    14,723     14,707
                                                                   --------   --------
Cash and cash equivalents, end of period ........................  $ 13,676   $ 18,829
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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Crossroads Systems, Inc. (collectively with its wholly-owned subsidiaries, Crossroads or the Company) include all adjustments, consisting only of normal recurring items, necessary to present fairly its financial position as of October 31, 2003 and July 31, 2004, its results of operations for the three and nine month periods ended July 31, 2003 and 2004 and its cash flows for the nine months ended July 31, 2003 and 2004. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The Company adopted new accounting guidance that required consolidation of the balance sheet of NexQL Corporation ("NexQL"), a variable interest entity ("VIE"), beginning April 30, 2004 and the statements of operations and cash flows beginning May 1, 2004. See Footnote 4 for further discussion of the impact of consolidating NexQL. The results of operations for the three and nine months ended July 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company defines its operations as two distinct businesses: sales of enterprise data routing solutions for open storage area networks; and NexQL, a pre-revenue development stage enterprise in the data management industry.

    The accompanying financial data as of July 31, 2004 and for the three and nine month periods ended July 31, 2003 and 2004, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2003, included in our Annual Report on Form 10-K.

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

    Royalty and other revenue includes revenue from the licensing of intellectual property (IP), royalty payments from Hewlett-Packard (HP) and sales of service contracts. IP licensing arrangements can differ, but typically consist of upfront non-refundable fees including payments relating to past and future sales of licensee products. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, the Company records revenue from upfront nonrefundable IP license arrangements. License arrangements can also include a royalty stream that is recognized quarterly based on reports from the licensee. Revenue from royalty payments from HP is recognized monthly based on reports from HP and quarterly from other IP licensees. Service revenue is recognized ratably over the service period.

        Stock-Based Compensation

    As of July 31, 2004, the Company has one employee stock-based compensation plan, which is described more fully in Note 9 of our Annual Report on Form 10-K. Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    The Company allocates stock-based compensation to specific line items within the condensed consolidated statements of operations based on the classification of the employees who receive the benefit. Stock-based compensation was recorded as follows (in thousands):

                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                            JULY 31,           JULY 31,
                                      ------------------  ------------------
                                        2003      2004      2003      2004
                                      --------  --------  --------  --------
Cost of revenue ....................  $      3  $      1  $     23  $      3
Sales and marketing ................         5         -       115         -
Research and development ...........        65         7       237        43
General and administrative .........       124        11       580        68
                                      --------  --------  --------  --------
   Total stock-based compensation ..  $    197  $     19  $    955  $    114
                                      ========  ========  ========  ========

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

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        JULY 31,                  JULY 31,
                                                -----------------------   -----------------------
                                                   2003         2004         2003         2004
                                                ----------   ----------   ----------   ----------
Net loss, as reported ........................  $   (1,735)  $   (2,130)  $   (6,130)  $   (3,892)
Stock-based employee compensation
    expense included in reported net loss ....         197           19          955          114
Stock-based employee compensation
    expense determined under fair value based
    method for all awards ....................      (3,406)        (862)     (11,385)      (6,124)
                                                ----------   ----------   ----------   ----------

Pro forma net loss ...........................  $   (4,944)  $   (2,973)  $  (16,560)  $   (9,902)
                                                ==========   ==========   ==========   ==========
Net loss per share:
    Basic and diluted - as reported ..........  $    (0.07)  $    (0.08)  $    (0.25)  $    (0.16)
    Basic and diluted - pro forma ............  $    (0.20)  $    (0.12)  $    (0.68)  $    (0.40)

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. INVENTORIES

    Inventories, net consist of the following (in thousands):

                                             OCTOBER 31,   JULY 31,
                                                2003        2004
                                             -----------   -------
Raw materials .............................  $     1,219   $ 1,427
Work-in-process ...........................            -        19
Finished goods ............................          862       520
                                             -----------   -------
                                                   2,081     1,966
 Less:  Allowance for excess and obsolete
        inventory .........................         (448)     (355)
                                             -----------   -------
                                             $     1,633   $ 1,611
                                             ===========   =======

3. CONCENTRATIONS

    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality short-term debt instruments.

    The Company's sales are primarily concentrated in the United States and are primarily derived from sales to OEMs in the computer storage and server industry. Revenue is concentrated with several major customers. The loss of a major customer, a change of suppliers or a significant technological change in the industry could affect operating results adversely. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses, product sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

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

    The percentage of sales to significant customers was as follows:

                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                 JULY 31,               JULY 31,
                            -------------------   -------------------
                              2003       2004       2003       2004
                            --------   --------   --------   --------
HP ......................       63.5%      59.7%      61.2%      50.1%
StorageTek ..............       15.4%      15.9%      22.6%      23.7%
EMC .....................          -       14.8%         -       16.9%

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

4. NEXQL

    During the first fiscal quarter of 2004, the Company entered into a strategic relationship with NexQL, a privately held development stage enterprise in the data management industry. Pursuant to certain agreements with NexQL, the

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Company may provide NexQL with up to $1.5 million under a loan facility, over a discretionary time period, and will make an equity investment of $1.0 million. During the nine months ended July 31, 2004, the Company had invested $1.0 million in NexQL and loaned approximately $0.3 million to NexQL. The investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize.

    In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which addresses consolidation by business enterprises of VIEs either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.

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

    Under FIN 46R transition rules, the operating results of NexQL continued to be accounted for on the equity method for the six months ended April 30, 2004. The Company consolidated the statements of operations and cash flows of NexQL beginning May 1, 2004, the beginning of the current quarter.

    Crossroads did not record any amounts as revenue related to NexQL for the nine months ended July 31, 2004. Net operating expenses and net loss attributable to NexQL for the three and nine months ended July 31, 2004 were approximately $0.6 million and $1.4 million, respectively. Overall results were significantly impacted as a result of our investment in NexQL and adoption of FIN 46R.

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

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    Components of business restructuring expenses and the remaining restructuring accruals as of July 31, 2004 are as follows (in thousands):

                                                FACILITY LEASE
                                                 ABANDONMENT
                                                --------------
Balance as of October 31, 2003 ..............     $    964
   Cash activity ............................          (81)
   Non-cash activity ........................          (52)
                                                  --------
Balance as of January 31, 2004 ..............          831
                                                  --------
   Cash activity ............................          (81)
   Non-cash activity ........................          (62)
                                                  --------
Balance as of April 30, 2004 ................     $    688
                                                  ========
   Cash activity ............................          (81)
   Non-cash activity ........................          (73)
                                                  --------
Balance as of July 31, 2004 .................     $    534
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

    In total, the Company has reduced its restructuring accrual by approximately $0.4 million during the nine months ended July 31, 2004, principally for rent payments to be received over the next nine to twelve months of the remaining sublease terms. The Company assesses recoverability of these sublease payments on a quarterly basis.

    The Company has substantially completed its restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that future restructuring efforts will not be necessary.

6. LINE OF CREDIT

    The Company carries a line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit will mature on June 14, 2005. As of October 31, 2003 and July 31, 2004, there were no borrowings outstanding under this revolving line of credit.

7. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through April 15, 2006. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $100,000, which is secured by the $3.0 million line of credit. Future minimum lease payments under all non-cancelable operating leases as of July 31, 2004 were approximately $3.0 million. In addition to base rent on its facilities lease, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities' operating expenses.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

    Activity in the accrued warranty costs during the nine months ended July 31, 2003 and 2004 was as follows (in thousands):

                                    BALANCE AT  CHARGED TO                BALANCE AT
                                    BEGINNING    COSTS AND                  END OF
                                    OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                    ----------  ----------   ----------   ----------
Nine months ended July 31, 2003
Warranty reserve .................  $      615  $      290   $     (103)  $      802
                                    ==========  ==========   ==========   ==========
Nine months ended July 31, 2004
Warranty reserve .................  $      802  $      (77)  $     (137)  $      588
                                    ==========  ==========   ==========   ==========

    LEGAL PROCEEDINGS

        Intellectual Property Litigation

    On October 17, 2003, the Company filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of the Company's patents, U.S. Patent No. 5,941,972 (the '972 patent) and U.S. Patent No. 6,425,035 (the '035 Patent), with some of Dot Hill's products. Subsequently, Dot Hill filed an answer denying infringement and alleging the '972 and '035 Patents are invalid and unenforceable. Dot Hill recently filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill's products at issue in the litigation. In response, FalconStor has also denied infringement and alleged the `972 and `035 Patents are invalid and unenforceable. On August 18, 2004, FalconStor and Crossroads settled their claims against one another. The settlement included an upfront license fee from FalconStor to Crossroads and a cross-license of patents between the parties. In the continuing litigation against Dot Hill, Crossroads plans to vigorously defend its patents against all counterclaims.

        Securities Class Action Litigation

    The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

    Also see Footnote 10 "Subsequent Events" for information regarding severance benefits to be paid to the Company's chief financial officer.

    NEXQL COMMITMENT

    The Company entered into certain strategic agreements to provide a total of up to $2.5 million in debt and equity financing to NexQL, a development stage company. Under the terms of these agreements, the Company has an exclusive right, but not an obligation, to purchase NexQL. If the Company chooses to exercise this right, the purchase would be subject to various conditions, including the amount and type of consideration. Depending upon the structure of the purchase, one condition could be the need to obtain Crossroads' stockholder approval. The exclusive right to purchase NexQL will lapse at various times after NexQL completes certain milestones.

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

    Common stock equivalents consist of outstanding stock options. The total number of outstanding stock options excluded from the calculations of diluted net loss per common share was 5,243,492 and 4,955,596 as of July 31, 2003 and 2004, respectively.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. RELATED PARTY TRANSACTIONS

    In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually. The principal and accrued interest was due in one lump sum on July 1, 2002. The terms on this note were extended to July 1, 2004 and the note is currently past due. The balance of approximately $74,000 was reserved in the second fiscal quarter through a charge to general and administrative expense, as collection of the note was uncertain. As of July 31, 2004 the collectibility of the note remains uncertain.

10. SUBSEQUENT EVENTS

    In August 2004, FalconStor and Crossroads agreed to settle their claims against one another. The settlement included an upfront license fee of $1.3 million from FalconStor to Crossroads and a cross-license of patents between the parties. In late August, 2004, the settlement agreement became finalized when the court entered an order dismissing the claims of FalconStor and Crossroads against each other and amended the complaint filed by Crossroads in its underlying action against Dot Hill Systems Corporation removing certain products that contain FalconStor's technology from the action.

    NexQL entered into a Master Reseller Agreement on July 30, 2004 with a reseller in Europe. Subject to the terms of the agreement, NexQL has assigned specific customer accounts exclusively to the reseller for an initial fee. In August, NexQL received an initial order from the reseller and has collected $950,000. Generally, NexQL will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Securities and Exchange Commission Staff Accounting Bulletin No. 104-"Revenue Recognition" requires us to estimate returns and warranty expenses prior to recognizing revenue. Since NexQL has no history selling their products, at this time we are not able to estimate returns and warranty expense. Revenue from sales of products prior to the time we are able to estimate returns and warranty expense will be deferred.

    On August 27, 2004, the vice president and chief financial officer of Crossroads resigned from her position. In accordance with the severance agreement, Crossroads will pay one year of salary, continue health benefits for one year, accelerate the vesting of options to purchase approximately 40,625 shares of Crossroads common stock, and issue 28,882 shares of Crossroads common stock for no additional consideration which otherwise would have been issued in December 2004.

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

    - we are unable to determine at this time if we will be required in accordance with FIN 46R to consolidate our financial results with NexQL Corporation in future quarters and, if so, what the impact on our financial statements would be;

    - we could be materially harmed in the event of a general economic slowdown resulting in a reduction in information technology spending;

    - we could be materially harmed if demand for our products is less than we anticipate;

    - we could be materially harmed if the market for our current and future products fails to develop as we currently anticipate; and

    - other risks indicated below under the caption "Additional Factors That May Affect Future Results".

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

    The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included above in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on January 22, 2004. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

    Last year, we transitioned our embedded router business with our largest customer to a royalty model. This transition has resulted in higher gross margin on lower revenue. During the nine months ended July 31, 2004, we realized a 39% year over year increase in gross margin to $13.3 million on revenue of $19.4 million compared to gross margin of $9.6 million on revenue of $23.9 million during the comparable period in fiscal 2003.

    Our primary objective throughout 2004 is to transition from being primarily a storage connectivity company to a business that provides more complete, intelligent solutions for the end user. We plan to accomplish this by developing new technology, products and solutions that will leverage our storage routing expertise to solve a wide range of customer problems. We will continue to provide first-in-class connectivity, while offering value-added software that will help customers better utilize resources, lower overall costs and achieve higher performance levels.

    The key elements of our business strategy in 2004 are:

    - grow our current market position by solving today's customer storage issues;

    - build on our core storage networking technologies to offer intelligent networking solutions;

    -   expand our reach into other storage markets;

    -   increase our market leadership by investing in new technologies; and

    -   protect our intellectual property.

    During the nine months ended July 31, 2004, we made progress on achieving these objectives as follows:

    -   Strategic Relationships.

                - In December 2003, we announced a strategic relationship with NexQL, a development stage company, for the joint development of advanced data management solutions that are expected to outperform other solutions by orders of magnitude at a fraction of the cost. NexQL is currently in the process of developing and testing their product solution as well as commencing initial customer and reseller relationships. We believe our strategic relationship with NexQL will allow us to capitalize on adjacent markets and offer multiple opportunities for the combination of Crossroads and NexQL technologies.

                - In March 2004, we announced a strategic relationship with LeftHand Networks, the leading provider of complete, integrated IP SAN solutions. We believe that partnering with LeftHand Networks will enable us to bring a robust network storage solution to the marketplace. This relationship enables the joint development of technology leveraging our core competencies in data routing and network storage connectivity with LeftHand Networks' expertise in distributed storage utilization.

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

    - Customer Base Expansion. We delivered our latest generation products to our existing customers as well as expanded our storage routing customer base. Our customer base further expanded during the nine months ended July 31, 2004, as EMC became our third largest customer, comprising 17% of our total revenue. We have also started new channel programs during fiscal 2004 and are expanding our reach into Europe, North America and South America through new sales partnerships.

    - Intellectual Property Value. We have entered into various agreements with Adaptec, ADIC, XIOtech, Hitachi and others to license our technology. We have also strengthened our patent portfolio as we now have 25 issued patents and 52 pending patents worldwide. We plan to vigorously defend our patents against these counterclaims.

            - In November 2003, we filed a lawsuit against Dot Hill Systems, Inc. alleging that Dot Hill has infringed two of our patents, U.S. Patent No. 5,941,972 (the '972 patent) and U.S. Patent No. 6,425,035 (the '035 Patent), with some of Dot Hill's products. Subsequently, Dot Hill filed an answer denying infringement and alleging the '972 and '035 Patents are invalid and unenforceable. In the continuing litigation against Dot Hill, Crossroads plans to vigorously defend its patents against all counterclaims.

            - Dot Hill subsequently filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill's products at issue in the litigation. In response to Dot Hill's complaint, FalconStor also denied infringement and alleged the `972 and `035 Patents are invalid and unenforceable. On August 18, 2004, FalconStor and Crossroads settled their claims against one another. The settlement included an upfront license fee of $1.3 million from FalconStor to Crossroads and a cross-license of patents between the parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, deferred taxes, investment in privately-held company and consolidation, warranty obligations, excess and obsolete inventories, allowance for doubtful accounts, facility lease abandonment losses associated with our restructuring and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

            -   revenue recognition;

            -   deferred taxes;

            -   investment in privately-held company and consolidation;

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

    Royalty and other revenue includes licensing of intellectual property (IP), royalty payments and sales of service contracts. IP licensing arrangements typically consist of upfront nonrefundable fees, including payments related to past sales of licensed products or payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, we record revenue from upfront nonrefundable IP license fees. License arrangements can also include a royalty stream that is recognized quarterly based on reports from the licensee. Revenue from royalty payments from HP is recognized monthly based on reports from HP and quarterly from other IP licensees. Service revenue is recognized ratably over the service period.

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

    Judgment is required in determining our deferred tax assets and liabilities and our valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets, and our net deferred tax assets as of July 31, 2004 is zero.

    Investment in privately-held company and consolidation. We assess the impairment of investments whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include: (i) inherent risk of investment due to stage of development, (ii) underperformance relative to projected future operating results, and (iii) changes in the strategy of business. When we determine that the carrying value of an investment may not be recoverable, an impairment charge is recorded.

    As of July 31, 2004, we had a minority equity interest in NexQL of approximately 17% and we held two of NexQL's board of director seats. Currently, NexQL has a negative equity position. If we are required to consolidate our financial results with NexQL in the future, any additional losses will impact our consolidated statement of operations. The factors used to determine how we will account for our interest in NexQL in the future makes it difficult for us to assess the impact of NexQL on our financial results in future periods.

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

    Litigation. We evaluate contingent liabilities, including pending or threatened litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. As of July 31, 2004, we have not accrued any material costs associated with any pending or threatened litigation, as no amounts have been deemed probable or reasonably estimable. However, any changes in the pending or threatened litigation could result in revisions to our estimates of the potential liability and could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS

    Our net loss for the three and nine months ended July 31, 2004 was $2.1 million and $3.9 million, respectively. Our net loss for three and nine months ended July 31, 2003 was $1.7 million and $6.1 million, respectively. Our investment in NexQL had a significant impact on our current net loss. Net operating expenses and net loss attributable to NexQL for the three and nine months ended July 31, 2004 were approximately $0.6 million and $1.4 million, respectively.

    The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue, costs of revenue and gross profit:

                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                          JULY 31,                   JULY 31,
                                  -----------------------   -----------------------
                                     2003         2004         2003         2004
                                  ----------   ----------   ----------   ----------
                                  (DOLLARS IN THOUSANDS)    (DOLLARS IN THOUSANDS)
TOTAL REVENUE ..................  $    5,617   $    4,877   $   23,868   $   19,427
   Product .....................  $    3,741   $    2,920   $   21,444   $   12,551
   Royalty and other ...........  $    1,876   $    1,957   $    2,424   $    6,876

TOTAL COST OF REVENUE ..........  $    2,638   $    1,346   $   14,255   $    6,092
   Product .....................  $    2,547   $    1,305   $   14,018   $    5,934
   Royalty and other ...........  $       91   $       41   $      237   $      158

TOTAL GROSS PROFIT .............  $    2,979   $    3,531   $    9,613   $   13,335
   Product .....................  $    1,194   $    1,615   $    7,426   $    6,617
   Royalty and other ...........  $    1,785   $    1,916   $    2,187   $    6,718

TOTAL GROSS PROFIT PERCENTAGE ..          53%          72%          40%          69%
   Product .....................          32%          55%          35%          53%
   Royalty and other ...........          95%          98%          90%          98%

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

    A significant portion of our revenue is concentrated among a relatively small number of OEM customers. For the three months ended July 31, 2004, three customers each represented greater than ten percent of our total revenues for combined totals of 90% of our total revenues. We expect that a significant portion of our future revenue will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers, could seriously harm our financial condition and results of operations.

    Product Revenue

    Product revenue consists of sales of our storage router and ServerAttach lines of products. Our product revenue is primarily generated from our OEM partners. Product revenue decreased 22% and 41% for the three and nine months ended July 31, 2004, respectively, as compared to the comparable periods in fiscal 2003. Product revenue decreased in both comparative periods primarily due to weakened demand from our OEM partners and seasonality, with our third quarter traditionally being our weakest quarter. The decrease in product revenue for the nine months was also the result of our successful transition to a royalty model for embedded products with HP.

    Royalty and Other Revenue

    Royalty and other revenue consists of revenue from the licensing of IP, royalty payments from HP and sales of service contracts. IP licensing arrangements typically consist of upfront nonrefundable fees. These fees are collected as consideration for either past or future sales of licensee products. When a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, we record revenue from upfront nonrefundable IP licensing arrangements. License arrangements can also include a royalty stream that is recognized quarterly based on reports from the licensee. Revenue from royalty payments from HP is recognized monthly based on reports from HP and quarterly from other IP licensees. Service revenue is recognized ratably over the service period.

    Royalty and other revenue for the nine months ended July 31, 2004 increased as compared to the comparable periods in fiscal 2004 primarily due to our transition to a royalty based model with HP in the third fiscal quarter of 2003. During the three months ended July 31, 2004, as compared to the comparable period in fiscal 2003, royalty and other revenue increased due to greater demand for our royalty products.

    Given the nature of patent license agreements, the timing of license revenue is difficult to forecast and therefore is expected to cause fluctuations in royalty and other revenue. Our potential to generate patent license revenue in the future will be largely dependent upon our ability to identify and pursue additional, potential licensees.

    Gross Profit

    Gross profit is total revenue less total cost of revenue. Total gross profit increased 19% for the three months ended July 31, 2004 and 39% for the nine months ended July 31, 2004 as compared to the comparable periods last year. The increases in total gross profit and gross profit percentage reflect lower cost of product revenue associated with the royalty model with HP, IP license revenue and, to a lesser extent, sales of higher margin products.

    Cost of product revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, third party software licenses, warranty costs and stock-based compensation. Cost of product revenue decreased 49% from the three months ended July 31, 2003 to the three months ended July 31, 2004. Cost of product revenue decreased 58% for the nine months ended July 31, 2003 to the nine months ended July 31, 2004.

    The decrease in cost of product revenue was expected with the transition to the royalty model with HP. Under this model, HP manufactures our embedded products, which has resulted in lower manufacturing costs to us. In addition, product costs relative to product revenue decreased primarily due to lower manufacturing costs and higher margin product mix. The decrease in cost of product revenue was impacted during the three months ended July 31, 2004 due to decreases of $0.1 million and $0.2 million in both the reserve for excess and obsolete inventories and warranty, respectively. The cost of product revenue may fluctuate based on the introduction of new products and changes in product mix and other fluctuations in the components of cost of product revenue.

    We expect to introduce new products in the latter part of calendar year 2004. As new or enhanced products are introduced, we must successfully manage the transition from older products to avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customer demands. Our revenue and gross profit margin will be adversely affected if we fail to successfully manage the introductions of these new products.

OPERATING EXPENSES

    Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, commissions, travel, tradeshow and advertising programs, other promotional activities and stock-based compensation expenses. The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our sales and marketing expenses:

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                        JULY 31,                JULY 31,
                                ----------------------  ----------------------
                                   2003        2004        2003        2004
                                ----------  ----------  ----------  ----------
                                (DOLLARS IN THOUSANDS)  (DOLLARS IN THOUSANDS)
TOTAL SALES AND MARKETING ....  $    1,018  $    1,019  $    3,033  $    3,403
   Stock-based compensation ..  $        5  $        -  $      115  $        -

    Sales and marketing expenses increased during the nine months ended July 31, 2004, as compared to the same period in fiscal 2003, primarily due to additional compensation expense. We began the expansion of our sales and marketing teams during the third fiscal quarter of 2003. Consequently, expenses for the three months ended July 31, 2003 and 2004 were comparatively flat, while expenses for the nine months ended July 31, 2004 were higher on a comparative basis than the nine months ended July 31, 2003. We anticipate that sales and marketing expenses may increase as we plan to launch new products during the last half of the calendar year.

    As a result of consolidation of NexQL's results, we also absorbed approximately $66,000 of NexQL sales and marketing expenses, primarily for compensation and tradeshow related costs. If NexQL's results continue to be consolidated, we anticipate that sales and marketing expenses related to NexQL would increase in the future with further product introduction and development.

    Research and Development Expenses

    Research and development expenses consist primarily of salaries and other personnel-related costs, product development costs and stock-based compensation expenses. The following sets forth, for the periods indicated, a year-over-year comparison of the key components of our research and development expenses:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                          JULY 31,                JULY 31,
                                   ----------------------  ----------------------
                                      2003        2004        2003        2004
                                   ----------  ----------  ----------  ----------
                                   (DOLLARS IN THOUSANDS)  (DOLLARS IN THOUSANDS)
TOTAL RESEARCH AND DEVELOPMENT ..  $    2,925  $    3,892  $    9,063  $    9,993
   Stock-based compensation .....  $       65  $        7  $      237  $       43

    In general, research and development expenses have increased for both the three and nine months ended July 31, 2004, as compared to the same periods in fiscal 2003, due to increased spending on prototypes and outside services for the development of new products. We anticipate that research and development expenses may increase as we plan to continue the development of our technologies and expand our product offerings.

    As a result of consolidation of NexQL's results, we also absorbed approximately $0.7 million of NexQL research and development expenses, primarily for compensation and prototype related costs. If NexQL's results continue to be consolidated, we anticipate that research and development costs related to NexQL would increase as they continue to progress through various product development stages.

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

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                            JULY 31,                JULY 31,
                                     ----------------------  ----------------------
                                        2003        2004        2003       2004
                                     ----------  ----------  ----------  ----------
                                     (DOLLARS IN THOUSANDS)  (DOLLARS IN THOUSANDS)
TOTAL GENERAL AND ADMINISTRATIVE ..  $    1,136  $    1,158  $    4,283  $    3,858
   Stock-based compensation .......  $      124  $       11  $      580  $       68

    The decrease in general and administrative expenses for the nine months ended July 31, 2004, as compared to the same period in fiscal 2003, was primarily due to decreases in insurance, depreciation and stock-based compensation expense. We anticipate that general and administrative expenses may begin to increase throughout the remainder of fiscal 2004 due to additional costs associated with the Sarbanes-Oxley Act of 2002 and other related legislative and regulatory changes as well as due to severance related expenses related to the resignation of the chief financial officer.

    As a result of consolidation of NexQL's results, we also absorbed approximately $81,000 of NexQL general and administrative expenses, primarily for compensation, legal and insurance related costs. If NexQL's results continue to be consolidated, we anticipate that general and administrative costs related to NexQL would increase as the development company continues to mature.

    NexQL

    During the first fiscal quarter of 2004, we entered into a strategic relationship with NexQL, a privately-held development stage company. Pursuant to certain agreements with NexQL, through July 31, 2004 we have invested $1.0 million to purchase NexQL common stock and may provide NexQL with up to an additional $1.5 million under a loan facility, over a discretionary time period. Through July 31, 2004 we have loaned NexQL approximately $0.3 million. We also have an exclusive right, but not an obligation, to purchase NexQL. If we choose to exercise this right, the purchase would be subject to various conditions, including the amount and type of consideration. Depending upon the structure of the purchase, one condition could be the need for us to obtain stockholder approval. The exclusive right to purchase NexQL will lapse at various times after NexQL completes certain milestones.

    In connection with the adoption of the Revised Interpretations of FIN 46 (FIN 46R), we concluded that NexQL is a VIE and that we are the primary beneficiary. Under FIN 46R transition rules, the operating results of NexQL continued to be accounted for on the equity method for the six months ended April 30, 2004. The Company consolidated the statements of operations and cash flows of NexQL beginning May 1, 2004, the beginning of the current quarter.

    Crossroads did not record any amounts as revenue related to NexQL for the nine months ended July 31, 2004. Net operating expenses and net loss attributable to NexQL for the three and nine months ended July 31, 2004 were approximately $0.6 million and $1.4 million, respectively. Our overall results were significantly impacted as a result of our investment in NexQL and adoption of FIN 46R. Generally, NexQL will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Securities and Exchange Commission Staff Accounting Bulletin No. 104-"Revenue Recognition" requires us to estimate returns and warranty expenses prior to recognizing revenue. Since NexQL has no history selling their products, at this time we are not able to estimate returns and warranty expense. Revenue from sales of products prior to the time we are able to estimate returns and warranty expense will be deferred.

    We monitored our investment in NexQL for impairment during the first two quarters of fiscal 2004 and made appropriate reductions in its carrying value and recorded an impairment charge based on the financial condition and near-term prospects of NexQL. These impairment charges are included in the caption, NexQL research and development, in the consolidated statement of operations. The impairment charge, including our percentage of losses on our investment in NexQL, was approximately $0.7 million for the nine months ended July 31, 2004. Our investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize. If we are required to consolidate in accordance with FIN 46R in the future, any additional losses from NexQL will impact our consolidated statement of operations, which could cause substantial fluctuations in our financial results.

    Business Restructuring Expenses and Asset Impairment

    In May 2002, we completed a restructuring plan that reduced our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and to consolidate our operations.

    Components of business restructuring expenses and the remaining restructuring accruals as of July 31, 2004 are as follows (in thousands):

                                                 FACILITY LEASE
                                                  ABANDONMENT
                                                 --------------
Balance as of October 31, 2003..............       $     964
   Cash activity............................            (243)
   Non-cash activity........................            (187)
                                                   ---------
Balance as of July 31, 2004.................       $     534
                                                   =========

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

    In total, we reduced our restructuring accrual by approximately $0.4 million during the nine months ended July 31, 2004, principally for rent payments to be received over the next nine to twelve months of both sublease terms. We assess recoverability of these sublease payments on a quarterly basis.

    We have substantially completed our restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that future restructuring efforts will not be necessary.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

                                             OCTOBER 31,  JULY 31,
                                                2003        2004
                                             -----------  --------
Cash and cash equivalents ................   $    14,707  $ 18,829
Short-term investments ...................   $    16,670  $ 10,653
Working capital ..........................   $    31,671  $ 28,912
Current ratio ............................         6.6:1       7:1
Days sales outstanding ...................            30        36

    Our principal sources of liquidity at July 31, 2004 consisted of $18.8 million in cash and cash equivalents and $10.7 million in short-term investments.

    In June 2004, we renewed our line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures in June 2005. As of July 31, 2004, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

    Cash provided by operating activities for the nine months ended July 31, 2004 was approximately $0.6 million. The overall increase in cash provided by operating activities during fiscal 2004, as compared to fiscal 2003, is a result of a lower net loss due to higher gross margin and continued control over operating expenditures.

    Cash provided by investing activities was approximately $3.9 million during the nine months ended July 31, 2004, primarily due to the timing of short-term investment transactions and the maturity of held-to-maturity investments, net of purchases. Our investment policy related to debt instruments places greater emphasis on the safeguarding of cash and requires investment in high quality short-term securities. The cash impact of investing approximately $1.0 million in NexQL is also reflected in our investing activities. Capital expenditures were approximately $1.4 million and reflect our investments in computer equipment, software, test equipment, software development tools and leasehold improvements, all of which were required to support the ongoing research and development in our technologies and expansion of our product offerings. We anticipate additional capital expenditures during the remainder of fiscal 2004, primarily to support our ongoing product development efforts.

    During the first fiscal quarter of 2004, we entered into a strategic relationship with NexQL for the joint development of advanced data management solutions. Based on certain agreements with NexQL, to date we have provided NexQL with $1.0 million in equity investment and $0.3 million in a loan facility and we have agreed to provide NexQL with up to an additional $1.2 million in a loan facility.

    Cash utilized by financing activities was approximately $0.4 million for the nine months ended July 31, 2004 as a result of a decrease in our book overdrafts of approximately $0.8 million, due to the timing of vendor payments.

    We have funded our operations to date primarily through product sales, sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million.

    At July 31, 2004, we had no long-term debt. We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, acquisition of companies, products or technologies, the timing of introductions of new products and enhancements to existing products, the amount of cash used to fund our stock repurchase program, and market acceptance of our products. Moreover, we may enter into additional strategic arrangements or acquisitions in the future that could require us to seek equity or debt financing. In particular, we have the exclusive right, but not an obligation, to purchase NexQL. In the event that we elected to exercise this option by purchasing NexQL for cash, we may utilize a substantial portion of our available cash and short-term investments, and therefore may need to obtain additional funding. We cannot assure that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

STOCK REPURCHASE PROGRAM

    In September 2001, our board of directors authorized a stock repurchase program pursuant to which we were authorized to repurchase up to $5.0 million of our common stock in the open market. From September 2001 to April 2002, we repurchased 661,300 shares of our common stock at an aggregate purchase price of $2.1 million. In May 2002, our board of directors authorized the extension of our stock repurchase program and authorized the repurchase up to an additional $5.0 million worth of our common stock, for an aggregate amount of up to $7.1 million. From May 2002 through October 31, 2002, we repurchased 1,714,465 shares of our common stock at an aggregate purchase price of $1.7 million. In October 2002, our board of directors authorized the further extension of our stock repurchase program through the end of 2003. From November 2002 to October 31, 2003, we repurchased 1,772,300 shares of our common stock at an aggregate purchase price of $2.0 million. As of October 31, 2003, we had repurchased an aggregate of 4,148,065 shares of our common stock for an aggregate purchase price of $5.7 million under our stock repurchase program representing a total of approximately 15% of the Company based on shares of our common stock outstanding at the commencement of the repurchase program. There were no stock repurchases under our open market stock repurchase program in fiscal 2004.

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

    The following summarizes our contractual cash obligations as of July 31, 2004 (in thousands):

                                           PAYMENTS DUE BY PERIOD
                         ------------------------------------------------------
                                   LESS THAN                          MORE THAN
                          TOTAL     1 YEAR     1-3 YEARS   3-5 YEARS   5 YEARS
                         -------   ---------   ---------   ---------  ---------
Operating leases ......  $ 3,484   $   2,117   $   1,367   $       -  $       -
NexQL loan facility* ..    1,148       1,148           -           -          -
Subleases .............     (451)       (267)       (184)          -          -
                         -------   ---------   ---------   ---------  ---------
Total, net ............  $ 4,181   $   2,998   $   1,183   $       -  $       -
                         =======   =========   =========   =========  =========

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

    The Company has a minority equity interest in NexQL. In connection with the adoption of the Revised Interpretations of FIN 46 (FIN 46R), the Company concluded that NexQL is a VIE and that the Company is the primary beneficiary. Under FIN 46R transition rules, the operating results of NexQL continued to be accounted for on the equity method for the six months ended April 30, 2004. The Company consolidated the statements of operations and cash flows of NexQL beginning May 1, 2004, the beginning of the current quarter.

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

    We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of July 31, 2004, we had an accumulated deficit of $151.4 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become consistently cash flow positive. Although we restructured our organization in 2002, which significantly reduced our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. We expect fluctuations in our cash flow position to continue in future quarters throughout fiscal 2004.

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

        - the typical reduction in demand for our products during our fiscal third quarter;

        - if we are required to consolidate NexQL's financial results with ours;

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

    We, and several of our officers and directors, were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendant's favor. Plaintiff's appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court's ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff's request for panel rehearing. We continue to deny the remaining allegations in the complaint and intend to defend ourselves vigorously. It is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit.

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

    In fiscal 2001, 2002, and 2003, 51%, 75% and 75% of our total revenue, respectively, was derived from two OEM customers (information for 2001 and 2002 assumes the subsequent merger of HP and Compaq), HP and StorageTek. In fiscal 2003, HP and StorageTek represented 54% and 21% of our total revenue, respectively. In May 2002, the merger of HP and Compaq significantly increased our customer concentration, as both HP and Compaq had been significant customers to that point. Although we added EMC to our list of significant OEM customers for the nine months ended July 31, 2004, our operating results now and in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

UNIT PRICES OF OUR PRODUCTS DECREASE OVER TIME, AND IF WE CANNOT INCREASE OUR SALES VOLUMES AND DEVELOP NEW, HIGHER MARGIN PRODUCTS, OUR REVENUE WILL DECLINE.

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

OUR CHIEF FINANCIAL OFFICER RECENTLY RESIGNED AND IF WE ARE UNABLE TO REPLACE HER QUICKLY, OUR BUSINESS MAY SUFFER.

    On August 27, 2004 we announced that our chief financial officer, Andrea Wenholz, has resigned from Crossroads effective September 15, 2004. We have a limited number of financial personnel and therefore the loss of our chief financial officer is critical. While Ms. Wenholz has agreed to assist us during a transition period, if we are unable to successfully identify and hire a qualified chief financial officer, our disclosure controls and procedures could be materially weakened. In addition, we may be deemed to have a material weakness in our internal control over financial reporting and our business may suffer.

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

OUR RELATIONSHIP WITH NEXQL SUBJECTS US TO NUMEROUS RISKS AND UNCERTAINTIES.

    We are a party to several agreements with NexQL. As of July 31, 2004, we had a minority equity interest in NexQL of approximately 17% and we held two of NexQL's four board of director seats. Our relationship with NexQL subjects us to numerous risks and uncertainties, including:

    - we have invested $1.0 million and have committed to lend $1.5 million to NexQL and we may lose all of our investment;

    - we are required to consolidate NexQL's financial statements with our own and therefore our operating results are less predictable and subject to significant fluctuation beyond our control, and may be adversely affected by the results of NexQL;

    - our relationship with NexQL has and will continue to require our management to devote substantial time and resources to NexQL's business which may adversely affect our business;

    - we have the right to acquire NexQL, and if we exercise this right, the consideration will be either cash, stock or a mixture of both, the impact of either of which would be costly and dilutive to our stockholders and, as with any acquisition, would entail significant risks, which risks would be even more acute because NexQL is an early stage company in the process of developing its initial product;

    - in the event we were to acquire NexQL, whether either all or in part with cash, we would likely be required to seek additional financing that may not be available to us on acceptable terms, or at all; and

    - NexQL's business is substantially different from our business and therefore in the event we elect to acquire NexQL, there would the associated risks of managing a new segment.

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

OUR COMMON STOCK IS CURRENTLY TRADING ABOVE $1.00 PER SHARE. HOWEVER, IF THE CLOSING BID PRICE OF OUR COMMON STOCK WERE TO FALL BELOW $1.00 PER SHARE FOR MORE THAN 30 CONSECUTIVE TRADING DAYS, OUR STOCK COULD BE AT RISK OF BEING DELISTED FROM THE NASDAQ NATIONAL MARKET.

    In the event that the closing bid price of our stock were to fall below $1.00 for 30 consecutive trading days, we would be in danger of having our stock delisted from the NASDAQ National Market. Delisting could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, delisting or the threat of delisting could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Crossroads (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in internal control over financial reporting. During the quarter ended July 31, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                    CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Securities Class Action Litigation. We, and several of our officers and directors, were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendant's favor. Plaintiff's appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court's ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff's request for panel rehearing. We continue to deny the remaining allegations in the complaint and intend to defend ourselves vigorously. It is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit.

    Intellectual Property Litigation. On October 17, 2003, the Company filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of the Company's patents, U.S. Patent No. 5,941,972 (the '972 patent) and U.S. Patent No. 6,425,035 (the '035 Patent), with some of Dot Hill's products. Subsequently, Dot Hill filed an answer denying infringement and alleging the '972 and '035 Patents are invalid and unenforceable. Dot Hill recently filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill's products at issue in the litigation. In response, FalconStor has also denied infringement and alleged the `972 and `035 Patents are invalid and unenforceable. On August 18, 2004, FalconStor and Crossroads settled their claims against one another. The settlement included an upfront license fee from FalconStor to Crossroads and a cross-license of patents between the parties. In the continuing litigation against Dot Hill, Crossroads plans to vigorously defend its patents against all counterclaims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Securities and Exchange Commission on October 19, 1999 declared effective our registration statement on Form S-1 (File No. 333-85505) relating to the initial public offering of our common stock. As of July 31, 2004, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements such as our joint development agreement with NexQL, that are complementary to our business and product offerings. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

During the quarter ended July 31, 2004, Crossroads repurchased the following shares of our common stock:

                                                                                         MAXIMUM NUMBER (OR
                                                                      TOTAL NUMBER OF    APPROXIMATE DOLLAR
                                                                    SHARES PURCHASED AS   VALUE) OF SHARES
                                                                     PART OF PUBLICLY      THAT MAY YET BE
                              TOTAL NUMBER OF   AVERAGE PRICE PAID  ANNOUNCED PLANS OR   PURCHASED UNDER THE
           PERIOD             SHARES PURCHASED      PER SHARE            PROGRAMS         PLANS OR PROGRAMS
----------------------------  ----------------  ------------------  -------------------  -------------------
MONTH #1 (MAY 1 TO MAY 31)           --                  --                 N/A                  N/A
MONTH #2 (JUNE 1 TO JUNE 30)     20,023 (1)           $1.58                 N/A                  N/A
MONTH #3 (JULY 1 TO JULY 31)         --                  --                 N/A                  N/A
TOTAL                            20,023               $1.58                 N/A                  N/A

(1) In connection with the issuance of an aggregate of 74,542 shares of our common stock to Rob Sims, our President and Chief Executive Officer, and Andrea Wenholz, our Vice President and Chief Financial Officer, pursuant to our 2003 Stock Bonus Plan, our board approved the repurchase of 12,078 shares of our common stock issued to Mr. Sims and 7,945 shares of our common stock issued to Ms. Wenholz with the proceeds of the repurchase to be held for payment of all federal taxes required to be withheld by us and federal taxes required to be paid by Mr. Sims and Ms. Wenholz in connection with the stock bonus plan stock issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

On August 27, 2004, the vice president and chief financial officer of Crossroads resigned from her position. In accordance with the severance agreement, Crossroads will pay one year of salary, continue health benefits for one year, accelerate the vesting of options to purchase shares of Crossroads' common stock, and issue 28,882 shares of Crossroads' common stock for no additional consideration.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1 Letter Agreement dated June 14, 2004 by and between Registrant and Rob Sims.

        10.2 Letter Agreement dated June 14, 2004 by and between Registrant and Andrea Wenholz.

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

                                  CROSSROADS SYSTEMS, INC.

           September 2, 2004      /s/ Rob Sims
           -----------------      ----------------------------------------------
                (Date)            Rob Sims
                                  Chief Executive Officer
                                  (Principal Executive Officer)

           September 2, 2004      /s/ Andrea Wenholz
           -----------------      ----------------------------------------------
                (Date)            Andrea Wenholz
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT

10.1    Letter Agreement dated June 14, 2004 by and between Registrant and Rob
        Sims.

10.2 Letter Agreement dated June 14, 2004 by and between Registrant and Andrea Wenholz.

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