Form 10-K
period 2004-10-31
CROSSROADS SYSTEMS INC
filed 2005-01-26
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-30362

CROSSROADS SYSTEMS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	74-2846643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8300 North MoPac Expressway, Austin, Texas	78759
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 349-0300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐  Yes    ☑  No

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of registrant’s common stock on April 30, 2004, as reported by The NASDAQ Stock Market on that date: $43.4 million.

Number of shares of the registrant’s common stock outstanding as of January 25, 2005: 25,906,649

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy statement relating to the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CROSSROADS SYSTEMS, INC.

FORM 10-K

Unless otherwise indicated, “we,” “us,” “our” and the “Company” mean Crossroads Systems, Inc. We own the trademark “Crossroads.” All other trademarks or tradenames referred to in this document are the property of their respective owners. References in this document to “$” or “dollars” are to United States of America currency. Our fiscal year ends October 31.

NOTE ON INCORPORATION BY REFERENCE

Throughout this report, various information and data are incorporated by reference to portions of our Proxy Statement for our 2005 Annual Meeting of Stockholders. Any reference in this report to disclosures in our Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	industry trends;

•	customer demand for our products;

•	growth and future operating results;

•	developments in our markets and strategic focus;

•	expansion of and enhancements to our manufacturing and engineering facilities and product offerings;

•	customer benefits attributable to our products;

•	potential acquisitions and joint ventures and the integration of acquired businesses;

•	technologies and operations;

•	competition;

•	strategic relationships with third parties; and

•	future economic, business and regulatory conditions.

You can identify these forward looking statements by the use of words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue”. You should read statements that contain these and other similar words carefully because they discuss our future expectations, making projections of our future results of operations, our future financial condition, or other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned “Additional Factors That May Affect Future Results” in Item 1 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

PART I

ITEM 1.	Business.

Overview

We are a leading global provider of data routing solutions for storage area networks (SANs) based on our market share of storage routers shipped. Crossroads provides customers with secure, reliable and sustainable storage products to connect tape and disk storage devices through intelligent routing positioned at the network’s edge. In addition to providing “Intelligence At The Edge,” our products also enable multi-protocol independent connectivity for flexible configuration of the data ports used for storage devices, making it easier and more cost-effective for companies to store, retrieve and protect the integrity of their data. We operate in two reportable industry segments: Device Controllers and Network Solution Appliances. Refer to Note 7 in the accompanying financial statements for further information regarding our reportable segments.

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

We were incorporated on September 26, 1996 as Crossroads Holding Corporation and are the successor to operations of our predecessor Texas corporation, Crossroads Systems (Texas), Inc. Our corporate headquarters are located at 8300 North MoPac Expressway, Austin, Texas, 78759. Our telephone number is (512) 349-0300. Our Web site address is www.crossroads.com. We had 150 employees at October 31, 2004.

Customer Challenges

Information Growth and Data Management Challenge

The volume of data storage that companies utilize and process continues to increase significantly and this growth has dramatically increased the cost of administering that data. This challenge has driven many organizations to reassess the way they manage their data storage environments. Until the advent of SANs, the connection between data storage devices and servers had been facilitated by a direct connection through Small Computer System Interface (SCSI) or other interfaces. SANs have become effective and efficient ways for an enterprise to manage its expanding storage infrastructure. Today, the number of SANs are increasing along with the number of devices in any given SAN. SANs have become essential and are now critical components of a business’ infrastructure.

SANs Solve Data Growth Problems

SANs provide a wide range of benefits and advantages for the data storage administrator, including:

•	consolidating and centralizing storage;

•	improving manageability;

•	reducing local area network (LAN) traffic; and

•	easing incremental storage additions.

Existing storage assets can also be consolidated with SANs allowing administrators to utilize more of their storage assets, reduce administrative workloads and increase flexibility in server access of consolidated storage.

One critical problem with data growth is the reduction in the time available for the backup and recovery functions needed to protect data. By utilizing a SAN, the backup and recovery processes are now performed on a dedicated machine that is optimized for the storage network. This, combined with the added performance of SANs, results in a significant reduction in the time required for backup and recovery functions.

SANs also serve as simple, cost-effective ways to backup data and allow organizations to more efficiently scale for growth. Companies have increasing demand for secured methods to manage their data and provide for disaster recovery. Finally, as organizations continue to add storage over time, SANs provide the most flexible architecture to manage their storage infrastructure.

SANs Continue to Expand in Size and Function

Internet protocol (IP) SANs are emerging as new protocols such as iSCSI (Internet SCSI) are introduced and adopted. IP SANs utilize Ethernet connectivity, which could potentially drive lower equipment and operation costs. IP SAN utilization is expected to grow within the enterprise as departmental servers are now able to connect to corporate SAN resources, thus creating a whole new class of end users, such as small to medium-size businesses and workgroups.

Growth in Storage System Capabilities Continues

Disk and tape systems continue to grow in terms of capacity and data throughput year-over-year. With this increase, storage costs continue to decline as storage becomes commoditized. This growth in capabilities and capacities has also created problems of complexity. Customers are seeking tools and solutions that reduce this complexity, improve operating efficiency and assure availability. Storage vendors are responding to the added complexity of larger, mission critical SANs by continuing to address interoperability problems that have plagued SANs in the past as well as seeking ways to provide additional functionality to their products that reduce the time and overall resource requirements of the customer.

Increasing Costs of Data Center Operations

The cost of data center ownership is more than just the hardware and applications comprising the core infrastructure. Rather, the significant, long-term costs associated with data centers are the costs of day-to-day operations, such as data backup and recovery, hardware and software maintenance, performance management, and resource allocation. Storage vendors are responding to customer needs with solutions designed to automate or eliminate these administrative tasks and provide convenient, centralized management of resources while at the same time enhancing flexibility and improving performance.

Growing Concern for Regulatory Compliance

Recently enacted regulations such as the Sarbanes-Oxley Act, the Patriot Act, and the Gramm-Leach-Bliley Act affect U.S. based companies. Other businesses are further affected by industry-specific regulatory acts such as Rule 17a-4 of the Securities Exchange Act of 1934, as amended, which requires the preservation of records by certain exchange members and brokers and dealers, the Health Insurance Portability and Accountability Act and several government defense requirements. Storage vendors are responding with solutions designed to address such regulations and the need for data permanence, security, and confidentiality while reducing business risks and improving information access.

Our Solutions

We are responding to these customer challenges with products that improve the utility of networked storage. Our current products as well as products in development, provide expanded solution options for connectivity such as Fibre Channel or iSCSI, or multiple media types such as tape, disk and optical. Our device controller products operate in any SAN environment and help our customers improve and reduce their total cost of information management. Our products increase the availability and functionality of storage networks by providing the ability to dynamically manage SAN devices. We are focused on delivering products to our customers that enable them to leverage their existing investments in servers and storage devices. Our products deliver value by reducing complexity and overhead for the storage administrator. This is accomplished through our easy to manage multi-protocol platform that provides connectivity to new and existing storage architectures. Our routers undergo extensive testing in many SAN configurations with a wide range of SAN hardware components and software applications. Leading independent software vendors and independent hardware vendors, including Brocade, Computer Associates, Legato and VERITAS Software, have verified our products.

In the future, we believe the basic protocol to protocol conversion bridge business is challenged due to: (1) the introduction of native fibre-channel tape drives and the lowering cost of fibre-channel switches; (2) the consolidation of bridge components into storage processors which provide the basic protocol to protocol conversion at lower cost and higher performance; and (3) the market pressures requiring the commoditization of basic connectivity.

Crossroads response to this challenge is to bring intelligent, focused solutions to the marketplace that solve specific customer problems in the areas of data access, use, and storage. These solutions will be flexible, versatile, and scalable by taking advantage of the power that is inherent in the LAN and the SAN. By providing special purposed network appliances, we will achieve our vision of delivering solutions that provide “Intelligence at the Edge.” This term describes our approach to deliver products positioned between storage devices and the network which enables us to maximize storage resource understanding, utilization and management by providing value-add features and functionality.

To achieve our vision, we believe we must transform our business from a primarily hardware company providing tape device networking interfaces to a networking solutions company that incorporates software on specifically purposed hardware solutions.

Our Strategy and Implementation

Fiscal 2004

In fiscal 2004, we focused on five primary tasks:

Realize Growth in ServerAttach Products.    During fiscal 2003, we expanded our market base through the release of the ServerAttach product family, which enables server resources to take advantage of the SAN. We also hired additional sales personnel with a focus on driving product growth. In addition, we signed an OEM agreement with EMC that established Crossroads as a qualified solutions provider for embedded Fibre Channel connectivity and began shipping product in fiscal 2003. In fiscal 2004, our goal was to realize growth in this product family. We did see growth in the ServerAttach product; however, it did not reach the level that we had planned for the business, including our growth expectation from EMC.

Maintain and Expand Our Storage Routing Business.    During the year, we shipped our “next generation” storage routers to our existing OEM base, which included the release of our fibre-to-fibre based product. We also released the Crossroads 6240, our sixth generation storage router. In addition, we introduced our NearEdge product strategy to provide value-add software features to our existing and future storage router product line. We have seen an increased interest from our OEM customers for the NearEdge features, especially with our largest OEM, who began shipping products including many of these features as they became available over the course of fiscal 2004. We also continued the development of our iSCSI products, by working closely with new OEM customers.

Customer Base Expansion.    The third task focused on driving new business within our existing customer base. We have maintained strong relationships with our OEM partners as we have collaborated on new opportunities to bring even greater value to their library solutions. Our OEM relationship with StorageTek started in 1998 with products designed to improve connectivity and access of tape library resources. Since that time,

Crossroads has supplied StorageTek with products from five generations of connectivity solutions to include most recently the SN3400 router in 2002, and the SN3300 router in 2003.

Intellectual Property Value.    During fiscal 2004, we continued to add industry-leading companies to a growing list of corporations that have licensed our patented technology. More specifically, in total, we have entered into agreements with Adaptec, ADIC, FalconStor, Hitachi, XioTech and others to license our technology. We have also strengthened our patent portfolio as we now have 27 issued patents and 58 pending patents worldwide.

Strategic Opportunities.    We have engaged in long-term strategic opportunities during this fiscal year that we believe will position us for growth beyond 2004. These opportunities include our investment in NexQL and the acquisition of technology from Teracruz, Inc.

In summary, during fiscal 2004 we have begun to transition our business from a single product company which provided a single component of a storage solution, to one that provides multiple product lines focused on providing a complete storage solution.

Fiscal 2005 and Beyond

Historically, we have sold Fibre Channel to SCSI bridge products for tape devices primarily through our OEM sales channel, with a small percentage of sales through our VAR channel. However, we believe our visibility of the basic protocol to protocol conversion bridge business is challenged due to: (1) the introduction of native Fibre Channel tape drives and the lowering cost of Fibre switches; (2) the consolidation of bridge components into storage processors which provide the basic protocol to protocol conversion at lower cost and higher performance; and (3) the market pressures requiring the commoditization of basic connectivity. With this challenge in mind, Crossroads began focusing on an “Intelligence At The Edge” strategy in early 2004 - a strategy designed to translate Crossroads technology leadership in FC-SCSI connectivity and expand it by developing solutions targeted at the FC-SAN, IP-SAN, and LAN environments.

What is “Intelligence At The Edge”?

“Intelligence At The Edge” defines Crossroads’ approach to maximizing storage resource understanding, utilization and management through the delivery of value-add features and functionality between storage devices and the network through specifically purposed devices that reside within the network and have a complete view of the application servers and the storage systems. The Crossroads approach leverages our storage routing expertise and provides solutions that enable IT managers to build networks of consolidated storage assets that offer improved performance, security and reliability without sacrificing scalability.

Why is “Intelligence At The Edge” important?

Today’s IT manager demands an effective level of storage resource understanding, utilization and management—the key advantages of Crossroads’ “Intelligence At The Edge” solutions are as follows:

•	Better Understanding. Storage systems and devices may provide the data for “understanding” storage resources; however, they often lack the intelligence to act on that data. With our “Intelligence At The Edge” approach to maximizing storage resources, the capability to leverage data and translate it into actionable information resides at a point that allows the most efficient use of network resources. The proximity of the intelligence at the edge increases the amount of information that can be viewed without degrading network effectiveness. This results in a greater understanding of storage systems and devices, translating directly into better utilization and management.

•	Better Utilization. With the greater understanding of storage systems and devices provided by “Intelligence At The Edge,” IT managers can better plan and utilize their resources. Information backup utilization, for example, can be increased with Crossroads’ “Intelligence At The Edge. As our products are connected to disparate storage resources, they can efficiently and effectively contribute to increasing backup speed by monitoring those resources. Backups of critical information can be executed at opportune times for target devices, allowing for enhanced utilization and management of storage resources.

•	Better Management. Better storage management is the feature most requested by customers of storage vendors. Crossroads’ “Intelligence At The Edge” enhances the ability of IT managers to efficiently manage storage resources with a suite of software designed to increase their performance, security, reliability, system monitoring, data management and resource management capabilities. Additionally, a Windows-based console management application provides a single point of view across all Crossroads platforms. This console management application optimally positions Crossroads’ solutions in the network by provisioning, monitoring and reporting the capabilities of storage routers and the resources they control.

How does “Intelligence At The Edge” relate to Crossroads products?

Crossroads currently offers “Intelligence At The Edge” features that include patented Access Controls as well as Server-Free Backup. During fiscal 2005, we will continue to introduce additional features as part of our NearEdge Suite. Crossroads is committed to providing “Intelligence At The Edge” on the following platforms:

•	Crossroads Device Controllers (Storage Routers and ServerAttach)

•	Crossroads Network Controllers Family (Anticipated Release fiscal 2005)

Our Products

Our products fall within two families, the Device Controller Family and the new Network Solutions Appliances Family. Our products are as follows:

Current Products

Device Controller Family (Storage Routers)

Our traditional business has been the protocol-to-protocol bridge products, or storage routers. Our family of storage routers has grown over the past year and we are currently engaged in the development and release of three new storage routers. We have also expanded the product line through the development of iSCSI products.

SA20:    Our ServerAttach SA20 is designed to provide cost effective FC-SAN connectivity for legacy SCSI servers. The SA20 supports one 2Gb FC port and two U160 SCSI buses. The platform can be provided in low voltage design or high voltage design SCSI configurations. The SA20 operates with most midrange servers, including IBM’s iSeries (AS/400) servers and supports proprietary IBM block sizes. The SA20 is a user friendly, cost effective, and reliable method to integrating legacy SCSI server systems into FC SANs.

SA40:    Our ServerAttach SA40 is designed to provide enterprise-class FC-SAN connectivity for legacy SCSI servers. This platform incorporates a modular architecture with dual, hot-swappable power supplies and advanced environmental monitoring features. There are four available slots that can be populated with FC or SCSI connectivity modules. The SA40 is a highly scalable, highly reliable platform that can support up to 300 Mb/s of sustained throughput. The SA40 supports all of the features of the SA20 in a more flexible, robust and high performance solution.

6000:    The 6000 Storage Router is designed to provide value added software functionality and cost effective FC connectivity for SCSI tape library systems. The 6000 supports one 2Gb FC and two U160 SCSI buses. The 6000 includes many advanced features that help to increase the security, the performance and the reliability of tape storage solutions. The 6000 provides advanced resource management solutions in both the control path and the data path to the backup systems within a SCSI library. Crossroads is working with tape library vendors to bring advanced features that have traditionally only been available in high-end library systems to the mainstream of the tape automation market.

6240:    The 6240 Storage Router is designed to offer the same functionality as the 6000 in a two 2Gb FC x four U160 SCSI configuration. The 6240 lowers the cost per port for FC to SCSI connectivity, and offers the same advanced software features that are available for the 6000.

10000:    The 10000 Storage Router is designed to provide value added software functionality and enterprise-class FC SAN connectivity for SCSI tape library systems. This platform incorporates a modular architecture with dual, hot-swappable power supplies and advanced environmental monitoring features. There are four available slots that can be populated with FC or SCSI connectivity modules. The 10000 is a highly scalable, highly reliable platform that can support up to 300 Mb/s of sustained throughput. The 10000 supports all of the features of the 6000 in a more flexible, robust and high performance solution.

Future Products

The goal of our product development efforts is to diversify our product portfolio and increase revenue potential by addressing new markets. Our future product direction can be characterized as follows:

Device Controller Family (Storage Routers and ServerAttach)

We are focused on delivering high performance Internet Small Computer Systems Interface (iSCSI) storage routers that will incorporate support for alternate protocols, such as NDMP. New iSCSI storage routers, currently in testing with a major OEM, should be released in fiscal 2005. Our products will provide secure, reliable and sustainable storage solutions for connecting tape and disk storage devices through intelligent routing positioned at the network’s edge.

Network Solution Appliances Family

The Network Solution Appliances Family spans both the disk storage and tape storage markets. We plan to introduce Network Solution Appliance products beginning in fiscal 2005 which will provide versatile, high performance, low latency solutions across IT networks which will improve the utilization and management of storage resources.

Our Customers

We market, sell, and support our products through a wide range of distribution partners, including OEM partners, distributors, systems integrators, and value-added resellers. Our OEM partners offer our products under their own private label or as Crossroads branded solutions. Sales through OEM partners comprise the majority of our business. Our authorized distributors, systems integrators and value-added resellers market, sell and support Crossroads branded products. Some of these distribution partners also sell product education and other value-added services. We have partner agreements with many of the companies that sell storage systems and subsystems.

Prior to offering our products for sale through OEMs, our OEM customers require that each of our products undergo an extensive qualification process, which involves interoperability testing of our product in the OEM’s system environment as well as rigorous reliability testing. This qualification process can continue for a year or longer. Qualification of a product by an OEM does not assure any sales of the product to the OEM. Despite this uncertainty, we devote substantial resources, including sales, marketing and management efforts, toward qualifying our products with OEMs in anticipation of future sales opportunities. If we are unsuccessful or delayed in qualifying any products with an OEM customer, such failure or delay would preclude or delay sales of that product to the OEM.

Historically, we have had strong relationships with our OEM customers and continue to expand our existing relationships as we look for new OEM opportunities. We are further targeting an expansion into three areas during fiscal 2005:

•	Product Portfolio Expansion - expansion from one major product family of device controllers to include an additional product family of network controller products.

•	Go-To-Market Model Expansion - expansion that will include “system integrator” support in addition to the previous OEM and channel (distributors/resellers) distribution support.

•	Geographical Access Expansion - expansion in both European and Asia-Pacific markets to complement our North American activities.

Our products are used in product offerings from ACAL, Bell Micro, DLT Solutions, EMC, Fujitsu-Siemens, Groupe Bull, HP, Info-X, Overland Storage, Promark, Scientific Digital, StorageTek, Quantum and Unisys.

Our Competition

The market for SAN products is competitive. Our products are differentiated from traditional storage router competitors by virtue of our product features and patented technology. We anticipate that the market for our products will continue to evolve and will remain subject to rapid technological change.

Crossroads currently controls 89% of the traditional market for FC-SCSI bridge products according to Gartner Dataquest (2004). Although there are other companies that produce bridges, none of them have a significant market share for these products. As the demand for bridge solutions continues to decline (due to the increased adoption of native FC tape drives), some companies are choosing to discontinue their FC-SCSI products. Both ATTO and Bridgeworks continue to produce low cost FC-SCSI routers, but have not been able to achieve significant market penetration. Among the remaining traditional bridge vendors, ADIC is the only other company that is enabling advanced library management solutions through native FC and FC-SCSI bridge platforms; ultimately turning their product into a storage router. Although the demand for traditional bridge products is declining, the demand for advanced library resource management solutions (enabled through the storage routers) is increasing. During this market shift (bridges to storage routers), we anticipate that Crossroads and ADIC will remain the primary suppliers in the growing market for advanced library management solutions. We are the only remaining vendor to offer ServerAttach functionality for legacy systems; and therefore, it is anticipated that Crossroads will be able to increase our market share for these solutions over the course of next year. In the market for iSCSI-SCSI bridge solutions, there are currently two competitors offering products with potentially other larger vendors on the horizon. ATTO and Bridgeworks currently offer relatively low cost iSCSI solutions. Additionally, in the hypercompetitive iSCSI market, we are focused on delivering high performance products that will incorporate support for alternate protocols such as the software feature, NDMP.

From a high level, key industry drivers defining the competitive landscape and creating new revenue opportunities for Crossroads in FY2005 are:

•	iSCSI Adoption

Internet Small Computer System Interface (iSCSI) transmits Small Computer System Interface (SCSI) commands and associated block data over IP infrastructure using TCP/IP. This technology enables the implementation of low-cost, extended range SANs and is considered “transformational” in nature. Gartner predicts a 20% to 50% uptake by target audiences looking to implement low-cost, extended range SANs.

•	Storage Resource Manageability

Storage resource manageability provides real-time and historical information on the storage hardware/software/server infrastructure regarding availability, capacity and performance. It identifies storage usage, availability and performance by application, business unit or user. There are many storage resource manageability centric products currently in the market today, however, the technology supporting this manageability needs broader platform and application support. Because of its potential to improve areas such as quality of service (QOS), including performance, availability and agility of the storage infrastructure, while constantly reducing costs and head count, Gartner predicts that storage management resource products can expect an uptake of between 1% and 5% by target audiences.

•	Information Life Cycle Management (ILM)

Information Lifecycle Management (ILM) technologies enable organizations to dynamically and seamlessly manage corporate information according to its changing value over time. For users, the motivations are economic (i.e., more efficient storage utilization), operational (i.e., automated management of increasingly distributed system resources) and legal (i.e., required by state and federal regulations, such as the Sarbanes-Oxley Act and others). Although arguably vendor-driven and perhaps somewhat ‘utopian’ in vision, ILM is becoming a very attractive idea for CIOs and, subsequently, an area of emerging marketplace activity for vendors in the enterprise storage and software arenas. In translating this opportunity into an objective business view, the technologies associated with ILM represent the second fastest segment of the storage software market.

The market for SAN products generally, and storage routers in particular, is increasingly competitive. Our products are differentiated from traditional router competitors by virtue of our product features and patented technology. We anticipate that the market for our products will continue to evolve and will remain subject to rapid technological change. We currently face direct competition primarily from ATTO and Bridgeworks. We also expect to face competition in the future from one or more of the following sources:

•	other OEMs, including our customers and potential customers;

•	native Fibre Channel storage device vendors;

•	LAN connectivity manufacturers (iSCSI vendors )

•	SAN connectivity manufacturers;

•	Host Business Adaptor (HBA) companies

•	storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems; and

•	current and future start-up companies.

Seasonality

Although operating results have not been materially and adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry, particularly in Europe, our future operating results could be materially adversely affected by seasonality. See “Risk Factors – Factors, some of which are beyond our control, could cause our quarterly results to fluctuate” accompanying this Annual Report on Form 10-K.

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

We have invested heavily in research and development to support current and future product development. We continue to enhance and extend our products to anticipate and meet customer requirements. We continue to increase the speed and performance of our storage routing products to deliver higher port density and cost-optimized solutions. Our products are designed to support current industry standards and will continue to be designed to support emerging standards that are consistent with our product strategy. Members of our senior engineering team are also actively engaged in the development of industry standards, which allows us to focus our product strategies in areas that are aligned with the latest industry standards.

Historically, we have addressed the input/output (I/O) controller business, specifically in providing bridging capabilities to tape and library solutions. As this market has matured, our traditional business has been challenged on many fronts with the impact for engineering coming in the form of: (1) product commoditization (driving lower cost & higher performance requirements to maintain Crossroads value); and (2) new companies developing ASICs (router on a chip) that provide higher performance, and lower cost solutions. With these factors in mind, the engineering challenge is to deliver storage router products required to maintain and grow our current business and add to the value of the company.

The engineering team has also been challenged to create a general purpose I/O architecture that provides low-latency/high-throughput I/O capabilities (Crossroads Network Routing Platform). This platform would help with our corporate strategy for providing intelligent network solutions. The engineering team is working on several solutions as described below.

Crossroads Storage Routing

Historically, we have designed and developed custom hardware platforms to serve the router market. This has suited our needs due to the lack of technological integration required in the storage market. As I/O technologies have become more integrated, basic bridging functions (protocol to protocol) are becoming more integrated as well. This higher level of integration (and thus cost reduction) is required due to the continued pricing pressures from OEM’s for the basic bridging technology.

Rather than compete against or ignore this trend, our strategy is to embrace the ASIC components. We have established component partners to develop the basic hardware board platforms that when combined with our routing expertise, enable us to deliver the solutions our OEM customers require at a lower price.

We believe that we also can gain significant market differentiation by working with these partners to integrate our Crossroads routing management interface (RMI) engine into the fast path of the ASIC, giving us accelerated performance for the overall system solution. It is key to note that this performance would not only impact the throughput of the system (traditional requirements for tape based systems), but would also give us market leading performance in I/O per second (IOPs) which is the primary measurement for disk based controllers.

Hardware Platforms

The engineering strategy to deliver the hardware platforms required for the Crossroads Network Routing Platform is two fold:  (1) leverage the Crossroads Storage Routing platform and (2) embrace white-box servers. The approach is dependent upon the solution requirements.

Our strategy for storage routing includes integrated ASIC system designs which are providing previously unobtainable I/O performance, cost and integration capabilities. Through flexible design requirements, as well as pointed variations to a platform, the Crossroads Storage Routing platforms may be heavily leveraged in these solutions.

In situations where the performance, time-to-market and cost requirements do not match well to an existing, or under-development Crossroads Storage Router platform, a white-box server will be evaluated for the solution. White-box servers provide a cost-effective, generic alternative for branded hardware platforms. In conjunction with the Software Strategy, Crossroads has the ability to choose off-the-shelf components to build a Crossroads Network Routing Platform. These servers can be quickly sized to the requirements, with processor speed, memory size, I/O controllers, I/O bandwidth and disk capacities factoring into the selection and the quick deployment of a new Crossroads Network Routing Platform.

System Software

The RMI architecture provides the foundation for all of our platforms. With this interface, we are able to take advantage of any SCSI protocol and efficiently route from one interface to another. The RMI architecture enables our products to achieve the low-latency/high-throughput requirements of both the Crossroads Router Platform and the Crossroads Network Routing Platform. Our engineering team has begun to migrate the RMI architecture from VxWorks to Linux. This migration is nearing completion and enables the next part of our corporate strategy:  adding solutions on top of the core routing capability. To support the hosting of applications, the Crossroads software team must continue to formalize the RMI interface under Linux. This formalization includes:

•	Documenting and publishing porting guides for handling in-bound traffic for an application;

•	Optimizing applications to take advantage of the RMI architecture by avoiding data copies; and

•	Refining the mapping API’s to allow the RMI architecture to expose Access controls and SCSI devices to applications.

The development team must have the expertise and resources to work with third-party software to help with the education of engineers, or assist in the porting effort of software to the router platforms. With the implementation of the strategy described above, the provisions for hosting applications on the Crossroads Network Routing Platform now exist. It is possible to host software from many different sources.

As of October 31, 2004, our engineering staff included software engineers with expertise in embedded software, management tools, software applications and graphical user interface development. Our research and development expenses were $13.7 million in fiscal 2004.

Manufacturing

Our manufacturing group provides three primary services to the company. Engineering Services provides the structure for Crossroads to release and control our products, Manufacturing Operations provides final assembly and test of products, and also provides purchasing support development programs and all other non-inventory purchases.

We use Solectron Corporation and Celestica Corporation, third-party contract manufacturers, to assemble the printed circuit board for our current products. These printed circuit board assemblies consist of the electronics that control the function of our product. The contract manufacturers purchase the required components for our printed circuit board to meet demand in accordance with our purchase orders and our forecast. During product final assembly and test, the printed circuit board is assembled with the remaining components, the power supply, cables and enclosures, and is tested to create the final product. We also perform on-going reliability testing to ensure that fluctuations in materials or processes are quickly identified and corrected before problems occur in the field. We also employ standard quality practices (out of box audit, in-line audit) to maintain quality control.

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

We have continued efforts to reduce cost and improve margins. In the spring of 2003, we partnered with HP to move the manufacturing of their products to an HP managed custom manufacturer.

During fiscal 2004, we have maintained our ISO 9002 registration.

Patents, Intellectual Property and Licensing

As of October 31, 2004, we had 27 patents issued and 58 patents pending worldwide. 32 patent applications are pending in the United States Patent and Trademark Office with respect to our technology. We have 26 pending international patent applications (primarily in the European and Japanese Patent Offices). We also have 8 international patent applications pending under the Patent Cooperation Treaty.

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

We have registered the trademarks “CROSSROADS” and “CROSSROADS SYSTEMS” in the United States and in other countries. In addition, the Crossroads logo, ServerAttach, Crossroads ServerAttach Manager, CSM, Crossroads Visual Manager, and CVM are trademarks of Crossroads Systems, Inc., in the United States and in other countries. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K is the property of their respective owners.

Employees

At January 25, 2005, we had 147 employees, with 90 engaged in research and development and customer support, 20 in manufacturing, 13 in sales and marketing, and 24 in administration, information technology, human resources and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition for technical personnel in the computing industry continues to be significant. We believe that our success depends in part on our ability to hire, assimilate, and retain qualified personnel. We cannot assure you that we will continue to be successful at hiring, assimilating, and retaining employees in the future.

Additional Information

Our Internet address is www.crossroads.com. We make available through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, and other filings with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public also may read and copy these filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information about this Public Reference Room is available by calling 1-800-SEC-0330.

Executive Officers of the Registrant

The following table sets forth, as of December 31, 2004, certain information concerning our executive officers at that date who are also our current executive officers:

Name	Age	Position(s)
Robert C. Sims	37	President and Chief Executive Officer
Bill Georgas Brian Bianchi	50 38	Vice President, Sales and Marketing Vice President, Engineering Development

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

Bill Georgas has served as our Vice President, Sales and Marketing since July 2004. From September 2002 to June 2004, Mr. Georgas served as the Vice President of Global Account Sales for AT&T. From June 2000 to August 2002, Mr. Georgas served as Regional Sales Director for Equant, Inc. Prior to Equant, Inc., from 1992 to 2000, Mr. Georgas served in various sales capacities at MCI Worldcom, including District Operations Manager . Mr. Georgas received a B.S. in General Engineering from the U.S. Military Academy at West Point and a M.B.A from Chapman University.

Brian Bianchi has served as our Vice President, Engineering Development since November 2004. From May 2002 to October 2004, Mr. Bianchi served as our Director of Development and Product Test. From April 1998 until April 2002, Mr. Bianchi served in various engineering capacities at Crossroads. Prior to joining Crossroads, from May 1996 to March 1998, Mr. Bianchi served as Technical Program Manager for Hewlett Packard. From June 1988 to April 1996, Mr. Bianchi served in various capacities at Convex Computer Corporation, including Networking & I/O Software Manager. Mr. Bianchi received a B.A. in Computer Science from The University of Texas at Austin.

Further information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

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

We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of October 31, 2004, we had an accumulated deficit of $153.8 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become consistently cash flow positive. Although we restructured our organization in 2002, which significantly reduced our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. We expect fluctuations in our cash flow position to continue in future quarters throughout fiscal 2005.

We have experienced and expect to continue to experience significant period-to-period fluctuations in our revenue and operating results, which makes our financial results difficult to predict and may result in volatility in our stock price.

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

Factors, some of which are beyond our control, could cause our quarterly results to fluctuate, including:

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	timing and amount of intellectual property licenses;

•	the timing of orders from, and product integration by, our customers, particularly our original equipment manufacturer (OEM) customers, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us;

•	the rate of adoption of storage area networks (SANs) as an alternative to existing data storage and management systems;

•	the ongoing need for storage routing products in storage area network architectures;

•	the deferrals of customer orders in anticipation of new products, services or product enhancements from us or our competitors or from other providers of storage area network products;

•	the rate at which new markets emerge for products we are currently developing;

•	the deferrals of customer orders based on budgetary restrictions;

•	if we are required to continue to consolidate NexQL’s financial results with ours;

•	the successful launch and customer acceptance of our new products;

•	disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;

•	increases in prices of components used in the manufacture of our products;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold; and

•	the seasonality of our product revenue.

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

We are introducing a new family of products that represents a fundamental shift in our strategic direction which entails significant risk. If we are unable to successfully develop these new products, if these new markets fail to develop to the extent and as quickly as we expect, or if we are not successful in this strategic shift, our business will be materially and adversely affected.

We have recently announced our “Intelligence At The Edge” approach to maximizing storage resource understanding, utilization and management through the delivery of new features and functionality between storage devices and the network. The result of this new approach is our Network Solution Appliance Family of products which we plan to introduce in the second quarter of fiscal 2005. This new approach entails significant risks, such as new markets and new competition, and represents a fundamental shift in our business. If we are not successful in implementing this new strategy, our business will be materially and adversely affected.

We believe the protocol-to-protocol conversion bridge business, the basis of our current products, is challenged and may never grow to the levels we expected.

We believe our current business, the protocol to protocol conversion bridge business, is challenged due to:

•	the introduction of native fibre-channel tape drives and the lowering cost of fibre-channel switches;

•	the consolidation of bridge components into storage processors which provide the basic protocol to protocol conversion at lower cost and higher performance; and

•	the market pressures requiring the commoditization of basic connectivity.

The protocol to protocol conversion bridge business is the basis for our current business and our current products. If this business is unable to overcome these challenges, revenue from sales of our current products may be stagnant or decrease. Due to our belief that our current business model is challenged, we are attempting to transform ourselves into a networking solutions company. If we are unable to successfully complete this transformation, our business will be materially and adversely affected.

Global economic conditions may continue to negatively impact us and the price of our common stock.

The macroeconomic environment and capital spending on information technology in the past three fiscal years resulted in continued uncertainty in our revenue expectations. The operating results of our business depend on the overall demand for storage area network products. Because our sales are primarily to major OEM customers whose businesses fluctuate with general economic and business conditions, continued soft demand for storage area network products caused by budgetary constraints has resulted in decreased revenue. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which has been more adversely impacted by the economic environment. In particular, continuing economic uncertainty has resulted in a general reduction in information technology spending. This reduction in information technology spending has helped lead to a decline in our growth rates compared to historical trends. Customers may continue to defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve, resulting in a continued decrease in our product revenue.

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

The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

•	delays in our initial shipment of new products;

•	the difficulty of forecasting customer demand accurately;

•	our inability to expand production capacity fast enough to meet customer demand;

•	the possibility that new products may erode demand for our current products;

•	the possibility that we release new products with undetected errors;

•	competitors’ responses to our introduction of new products; and

•	the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

We have also entered into a strategic relationship with NexQL for the joint development of advanced data management solutions. This relationship may not result in additional products that obtain market acceptance.

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

We, and several of our officers and directors, were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendant’s favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, we reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, our directors-and-officers insurance carriers agreed to pay $3.35 million and we agreed to pay $1.0 million.

Our business is dependent on the storage area network market, which is unpredictable, and if this market does not expand as we anticipate, our business will suffer.

Substantially all of our current and many of our proposed future products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations’ computing systems is critical to our future success. Most of the organizations that would be likely to purchase our products have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs, particularly in the current economic environment. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

•	educate potential OEM customers, distributors, system integrators, storage service providers and end-user organizations about the benefits of SANs and storage router technology, including, in particular, the ability to use storage routers with SANs to improve system backup and recovery processes;

•	maintain and enhance our relationships with OEM customers, distributors, system integrators, storage system providers and end-user organizations;

•	predict and base our products on standards which ultimately become industry standards; and

•	achieve interoperability between our products and other SAN components from diverse vendors.

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

Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

•	growth of the SAN market;

•	changing requirements of customers within the SAN market;

•	performance, quality, price and total cost of ownership of our products;

•	availability, performance, quality and price of competing products and technologies;

•	our customer service and support capabilities and responsiveness; and

•	successful development of our relationships with existing and potential OEM, distributor, system integrator and storage system provider customers.

We depend on a limited number of customers for the vast majority of our revenue. The loss of or significant reduction in orders from any key customers would significantly reduce our revenue and would substantially harm our future results of operations.

In fiscal 2002, 2003, and 2004, 75%, 75% and 84% of our total sales, respectively, was derived from OEM customers with more than ten percent of our total sales. In fiscal 2004, HP, StorageTek and EMC represented 48%, 21% and 15% of our total revenue, respectively. Although we added EMC to our list of significant OEM customers for fiscal 2004, our operating results now and in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

Our OEM customers require our products to undergo a lengthy and expensive qualification process that does not assure product sales.

Prior to offering our products for sale, our OEM customers require that each of our products undergo an extensive qualification process, which involves interoperability testing of our product in the OEM’s system as well as rigorous reliability testing. This qualification process may continue for a year or longer. However, qualification of a product by an OEM does not assure any sales of the product to the OEM. Despite this uncertainty, we devote substantial resources, including sales, marketing and management efforts, toward qualifying our products with OEMs in anticipation of future sales opportunities. If we are unsuccessful or delayed in qualifying any products with an OEM, such failure or delay would preclude or delay sales of that product to the OEM, which may impede our ability to grow our business.

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

We rely on a limited number of contract manufacturers, primarily Solectron and Celestica, to assemble the printed circuit board for our current shipping programs, including our 6000 and 10000 and ServerAttach line of products. We generally place orders for products with Solectron and Celestica approximately four months prior to the anticipated delivery date, with order volumes based on forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron or Celestica to meet our customers’ delivery requirements, or we may accumulate excess inventories. We have on occasion in the past been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this incremental demand. Solectron and Celestica have not provided assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

We purchase Fibre Channel application specific integrated circuits and other key components for our products from sole or limited sources. To date, most of our component purchases have been made in relatively small volumes. As a result, if our suppliers receive excess demand for their products, we likely will receive a low priority for order fulfillment, as large volume customers will use our suppliers’ available capacity. If we are delayed in acquiring components for our products, the manufacture and shipment of our products will also be delayed, which will reduce our revenue and may result in lost sales. We generally use a rolling nine-month forecast of our future product sales to determine our component requirements. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. If we overestimate our component requirements, we may have excess inventory which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory that would delay our manufacturing and render us unable to deliver products to customers on a scheduled delivery date. We also may experience shortages of certain components from time to time, which also could delay our manufacturing. Manufacturing delays could negatively impact our ability to sell our products and damage our customer relationships.

Competition within our markets may reduce sales of our products and reduce our market share.

The market for SAN products generally, and storage routers in particular, is increasingly competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face direct competition primarily from ADIC and ATTO. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We may face competition in the future from OEMs, including our customers and potential customers, local area network router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of Fibre Channel switches or directors could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially, if one of our OEMs begins to manufacture our higher end storage routers. While we do not currently face significant direct competition for our ServerAttach products, we anticipate we will see increased competition as this market develops.

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

In November 2002, we amended our existing licensing agreement with HP. Pursuant to this amendment we have outsourced the manufacturing of our embedded routers to HP. As a result, we do not incur the inventory and overhead costs of the hardware, and we will receive a royalty from HP for licensing our technology, which will result in less aggregate revenue for us. However, even though total revenue from the sale of our embedded routers will be less in the future, our arrangement will have a positive impact on gross margin. We believe this agreement will allow us to leverage the strengths of both companies, including HP’s economies of scale in manufacturing and systems integration expertise and our software, value-added applications and intellectual property. We have been working under this new agreement since the fiscal second quarter of 2003. HP has vastly greater resources and distribution capabilities than we do, and therefore, it could establish market acceptance in a relatively short time frame for any competitive products that it may introduce using our licensed technologies, which, in turn, would reduce demand for our products from HP and could reduce demand for our products from other customers.

Unit prices of our products decrease over time, and if we cannot increase our sales volumes and develop new, higher margin products, our revenue will decline.

As storage networking continues to mature as an industry, we have seen a trend towards simplification of devices. The impact of this trend on our business has been the push for, and subsequent ramp of embedded routers being shipped with tape libraries. These embedded routers are lower cost than the stand-alone box routers and this lower cost is passed on to our OEM customers. As our mix shifts from box routers to embedded routers, we will see a reduction in average price per unit and revenue will decline if volume does not increase. To date, some of our agreements with OEM customers, including our largest customer, provide for quarterly reductions in pricing on a product-by-product basis, with the actual discount determined according to the volume potential expected from the customer, the OEM’s customer base, the credibility the OEM may bring to our solution, additional technology the OEM may help us incorporate with our product, and other Crossroads products the OEM supports. Notwithstanding, the decreases in our average selling prices of our older generation products generally have been partially offset by higher average selling prices for our newer products, as well as sales to distributors and system integrators where price decreases are not generally required. Nonetheless, we could experience declines in our average unit selling prices for our products in the future, especially if our newer products do not receive broad market acceptance. In addition, declines in our average selling prices may be more pronounced should we encounter significant pricing pressures from increased competition within the storage router market.

Our products are complex and may contain undetected software or hardware errors that could lead to an increase in our costs or a reduction in our revenue.

Networking products such as ours may contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors have been found in the past and may be found from time to time in the future. In addition, our products include components from a number of third-party vendors. We rely on the quality testing of these vendors to ensure the adequate operation of their products. Because our products are manufactured with a number of components supplied by various third-party sources, should problems occur in the operation or performance of our products, it may be difficult to identify the source. In addition, our products are deployed within SANs from a variety of vendors. Therefore, the occurrence of hardware and software errors, whether caused by our or another vendor’s SAN products, could adversely affect sales of our products. Furthermore, defects may not be discovered until our products are already deployed in the SAN. These errors also could cause us to incur significant warranty, diagnostic and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to sell our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. Moreover, we maintain a relatively small staff of executive management and are highly dependent on those individuals, in particular Rob Sims, our chief executive officer to provide continuity in the execution of our growth plans. The loss of the services of any of our key employees or key management would harm our business. Additionally, our inability to attract or retain qualified personnel in the future or any delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We typically respond when appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. For example, in November 2003 we filed a lawsuit against Dot Hill Systems alleging that they infringed two of our patents. In December 2003 Dot Hill denied infringement and alleged that two of our patents were invalid and unenforceable. In 2000, we filed a lawsuit against Pathlight Technology alleging that they had infringed one of our patents. Pathlight was subsequently acquired by ADIC and in June 2001 ADIC paid us $15.0 million in settlement of this lawsuit. In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation against us could force us to take specific actions, including:

•	cease selling our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all

•	redesign those products that use infringing intellectual property or cease to use an infringing trademark; or

•	pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

In September 2004, we received notice from Tech Data Corporation, a distributor of some of our products, informing us that they had been contacted by Patriot Scientific Corporation regarding the infringement of one of Patriot’s patents by processors contained in our products. Tech Data has requested that we indemnify them in connection with this claim. We are investigating this matter.

Any acquisitions we make could disrupt our business and harm our financial condition.

As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. For example, in December 2003 we entered into certain strategic agreements with NexQL, a development stage company. Under the terms of these agreements, we have an exclusive right, but not an obligation, to purchase NexQL. In addition, in October 2004, we purchased application acceleration and monitoring assets which represented substantially all of the assets of Teracruz, Inc., a privately held company located in Alabama. In connection with the purchase of the Teracruz assets, we assumed Teracruz’s lease obligation for its facility in Alabama and we hired five former Teracruz employees. We also must integrate the Teracruz assets into our future products. Any acquisitions, including any potential acquisition of NexQL, would entail a number of risks that could materially and adversely affect our business and operating results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience; and

•	potential loss of key employees of the acquired company.

Our relationship with NexQL subjects us to numerous risks and uncertainties.

We are a party to several agreements with NexQL. As of October 31, 2004, we had a minority equity interest in NexQL of approximately 25% and we held one of NexQL’s four board of director seats. Our relationship with NexQL subjects us to numerous risks and uncertainties, including:

•	we have invested $1.0 million and have committed to lend $1.5 million to NexQL and we may lose all of our investment;

•	we are required to consolidate NexQL’s financial statements with our own and therefore our operating results are less predictable and subject to significant fluctuation beyond our control, and may be adversely affected by the results of NexQL;

•	our relationship with NexQL has and will continue to require our management to devote substantial time and resources to NexQL’s business which may adversely affect our business;

•	we have the right to acquire NexQL, and if we exercise this right, the consideration will be either cash, stock or a mixture of both, the impact of either of which would be costly and dilutive to our stockholders and, as with any acquisition, would entail significant risks, which risks would be even more acute because NexQL is an early stage company in the process of developing its initial product;

•	in the event we were to acquire NexQL, whether either all or in part with cash, we would likely be required to seek additional financing that may not be available to us on acceptable terms, or at all; and

•	NexQL’s business is substantially different from our business and therefore in the event we elect to acquire NexQL, there would the associated risks of managing a new segment.

Our strategic relationship with and investment in NexQL, a development stage company, is an important component of our strategic plan and if our relationship with NexQL fails to develop our business could be materially and adversely affected.

As of the time of this Annual Report, we have tentatively agreed to provide up to an additional $2.0 million in the loan facility to further fund the operations of NexQL, subject to negotiation of definitive documents. At this time, NexQL is wholly dependent on us for financing and if, for whatever reason, we are unwilling or unable to continue to fund NexQL or to assist NexQL to locate another source of financing, it would materially and adversely affect NexQL and we could lose the entire value of our investment. As our investment in and relationship with NexQL is an important component of our business strategy, any adverse development that affects NexQL or our relationship with NexQL could have a material adverse effect on our strategy and accordingly would harm our business, financial results and prospects.

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

Our stock price is volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, since November 1, 2003, the intra-day market price of our common stock as quoted on The NASDAQ Stock Market fluctuated between $1.16 and $3.81. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other technology companies, particularly those that sell products used in SANs;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	sale of or distribution by Austin Ventures of our common stock to their limited partners or substantial sales by other significant stockholders;

•	introduction of technologies or product enhancements that reduce the need for storage routers;

•	the loss of one or more key OEM customers; and

•	departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

ITEM 2.	Properties.

We are headquartered in Austin, Texas under a lease that expires in April 2006. Our final assembly and test facility of approximately 15,550 square feet is also located in Austin, Texas. The lease agreement on this facility expires in April 2006. In addition, we assumed a lease space in Huntsville, Alabama, which expires on July 31, 2007.

ITEM 3.	Legal Proceedings.

Intellectual Property Litigation

On November 4, 2003, we filed a lawsuit against Dot Hill Systems, Inc. (“Dot Hill”) alleging that Dot Hill has infringed two of our patents, U.S. Patent No. 5,941,972 (hereinafter “the ’972 Patent”) and U.S. Patent No. 6,425,035 (hereinafter “the ‘035 Patent”), with some of Dot Hill’s products. Dot Hill filed an answer on

December 17, 2003 denying infringement and alleging the ‘972 and ‘035 Patents are invalid and unenforceable. We plan to vigorously defend our patents against these counterclaims.

Securities Class Action Litigation

We, and several of our officers and directors, were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendant’s favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, we reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, our directors-and-officers insurance carriers agreed to pay $3.35 million and we agreed to pay $1.0 million.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The NASDAQ Stock Market under the symbol “CRDS” since our initial public offering on October 20, 1999. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share closing market prices for our common stock as reported by The NASDAQ Stock Market for the periods indicated:

	High	Low
Fiscal Year Ended October 31, 2004
First Quarter	$3.64	$2.65
Second Quarter	$3.03	$2.10
Third Quarter	$1.91	$1.39
Fourth Quarter	$1.59	$1.18

Fiscal Year Ended October 31, 2003
First Quarter	$1.57	$0.55
Second Quarter	$1.46	$1.05
Third Quarter	$2.10	$1.42
Fourth Quarter	$3.28	$1.75

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1. Business – Additional Factors that May Affect Future Risks.”

As of January 14, 2005, there were 26,392,822 shares of our common stock outstanding held by approximately 261 stockholders of record (not including beneficial holders of stock held in street name).

We have never declared or paid cash dividends on our capital stock. We currently anticipate retaining, all available funds, if any, to finance internal growth and product development as well as other management initiatives, including acquisitions. Payment of dividends in the future will depend upon our earnings and financial condition and such other factors as the directors may consider or deem appropriate at the time.

As partial consideration for the purchase of substantially all of the assets of Teracruz, Inc., on October 29, 2004 we issued a Common Stock Purchase Warrant to Teracruz, Inc. to purchase up to 267,176 shares of our common stock at a purchase price of $1.38 per share. This warrant becomes exercisable October 29, 2005 and expires October 29, 2009. This issuance was made pursuant to an exemption from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.

The Securities and Exchange Commission on October 19, 1999 declared effective our registration statement on Form S-1 (File No. 333-85505) relating to the initial public offering of our common stock. As of October 31, 2004, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into strategic relationships such as our relationship with NexQL, that are complementary to our current or future business and product offerings. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

The information concerning our equity compensation plans appearing under “Equity Compensation Plan Information” is included in our Proxy Statement.

ITEM 6.	Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of this Annual Report and other financial information appearing elsewhere in this Annual Report. The consolidated balance sheet data as of October 31, 2003 and 2004 and the consolidated statement of operations data for the years ended October 31, 2002, 2003 and 2004 set forth below are derived from, and qualified by reference to, our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated balance sheet data for the years ended October 31, 2000, 2001 and 2002 and the consolidated statement of operations data for the years ended October 31, 2000 and 2001 are derived from audited consolidated financial statements not included herein.

	For the Years Ended October 31,
	2000	2001	2002	2003	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$60,038	$53,686	$34,311	$31,377	$28,537
Working capital	62,287	51,271	34,855	31,671	25,844
Total assets	118,048	75,403	50,459	40,865	36,769
Total stockholders’ equity	$108,752	$64,246	$41,559	$35,258	$29,666

	For the Years Ended October 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Statement of Operations Data:

Revenue:
Product	$32,486	$35,896	$33,429	$25,955	$15,036
Royalty and other	562	1,434	559	7,188	10,993

Total revenue	33,048	37,330	33,988	33,143	26,029

Cost of revenue (1):	19,104	22,013	22,661	17,433	7,894

Gross profit	13,944	15,317	11,327	15,710	18,135

Operating expenses (1):
Sales and marketing	16,007	15,202	6,126	4,508	4,461
Research and development	13,143	18,118	16,520	11,929	13,671
General and administrative	31,242	16,043	9,158	6,209	5,442
Litigation settlement	—	(15,000)	—	—	1,000
NexQL research and development	—	—	—	—	721
Business restructuring	—	—	3,666	(432)	(306)
Impairment of intangibles and other assets	—	25,007	2,047	—	—
Amortization of intangibles	8,808	9,680	278	173	—

Total operating expenses	69,200	69,050	37,795	22,387	24,989

Loss from operations	(55,256)	(53,733)	(26,468)	(6,677)	(6,854)
Total other income	4,228	2,776	979	540	494
Income tax expense	—	—	—	(310)	—

Loss before cumulative effect of accounting change	(51,028)	(50,957)	(25,489)	(6,447)	(6,360)
Cumulative effect of accounting change	—	(130)	—	—	—

Net loss	$(51,028)	$(51,087)	$(25,489)	$(6,447)	$(6,360)

Basic and diluted net loss per share	$(1.93)	$(1.86)	$(0.95)	$(0.26)	$(0.25)

Shares used in computing basic and diluted net loss per share	26,467	27,414	26,878	24,443	25,225

(1) Stock-based compensation for the periods indicated was allocated as follows:
Cost of revenue	$288	$123	$84	$36	$4
Sales and marketing	4,373	215	481	116	—
Research and development	528	440	369	294	46
General and administrative	22,501	6,283	3,640	1,017	118

	$27,690	$7,061	$4,574	$1,463	$168

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the selected consolidated financial data in Item 6 of Part II of this Annual Report and our consolidated financial statements and notes thereto in Item 15 of Part IV of this Annual Report.

This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Please see the “Cautionary Statement” and “Additional Factors that may Affect Future Results” under Item 1 of Part I for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Enterprises are generating vast quantities of data. The volume of stored data is growing due to increased digital content, online transaction processing and large databases. The growth of e-business, and the need to retain data for longer periods of time, is increasing the demand for storage and data management solutions. Enterprises increasingly need to maintain easy access to historical information due to business or regulatory requirements. Our storage routers serve as the interconnect between SANs and the other devices in a computer network and allow organizations to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in SANs, our storage routers:

•	improve data transfer speeds within a network;

•	reduce the time required to backup and restore data;

•	improve utilization of storage resources; and

•	preserve and enhance existing server and storage system investments.

We provide our products in a variety of configurations including both stand-alone box and library-embedded router form factors with varying port counts. Our products are installed at companies, institutions, and other entities ranging from large enterprises to small businesses. Our products and services are marketed and sold to end users through our distribution partners, including original equipment manufacturers (OEMs), distributors and value-added resellers (VARs). For the fiscal years ended 2002, 2003 and 2004, sales to OEM customers with greater than ten percent of our total sales accounted for 75%, 75% and 84% of our total revenue, respectively.

While the quantity of online data continues to grow, the price of storage and storage networking hardware continues to decline. Data growth is outpacing IT spending growth. Companies are migrating towards modular, scalable systems rather than large, fixed frame systems. Companies are looking for storage systems with data management, software to help simplify data storage and reduce the total cost of ownership. We believe the basic protocol to protocol conversion bridge business is challenged due to:

•	the introduction of native fibre-channel tape drives and the lowering cost of fibre switches;

•	the consolidation of bridge components into storage processors which provide the basic protocol to protocol conversion at lower cost and higher performance; and

•	the market pressures requiring the commoditization of basic connectivity.

Crossroads’ vision is to bring intelligent, focused solutions to the marketplace that solves specific customer problems in the area of data access, use and storage. These solutions should be flexible, versatile, and scalable by taking advantage of the power that is inherent in the Local Area Network (LAN) and the Storage Area Network (SAN). By providing special purposed network appliances, we believe that Crossroads can achieve its vision of delivering solutions that provide “Intelligence At The Edge.”

This vision will require us to transform ourself from a primarily hardware company providing tape device networking interfaces to a networking solutions company that incorporates software on specifically purposed hardware solutions.

We cannot assure that our new products will be introduced in a timely manner to capitalize on these trends. If we fail to respond to certain significant market trends, or if any market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, our business could be materially adversely affected. Additionally, we plan to invest more resources in the people and programs necessary to best optimize these growth opportunities. However, we cannot assure you that such investments will achieve our objectives. See “Risk Factors” under Item 1.

In fiscal 2004, we focused on five primary tasks:

Realize Growth in ServerAttach Products.    During fiscal 2003, we expanded our market base through the release of the ServerAttach product family, which enables server resources to take advantage of the SAN. We also hired additional sales personnel with a focus on driving product growth. In addition, we signed a key OEM agreement with EMC that established Crossroads as a qualified solutions provider for embedded Fibre Channel connectivity and began shipping product in fiscal 2003. In fiscal 2004, our goal was to realize growth in these products. We did see growth in the ServerAttach product; however, it did not reach the level that we had planned for the business, including our growth expectation from EMC.

Maintain and Expand Our Storage Routing Business.    During the year, we saw next generation storage routers ship in our existing OEM base, which included the release of a fibre to fibre based product. We also released our 6240 sixth generation storage router. In addition, our NearEdge product strategy provides value-add software features to our existing and future storage router product line. We have seen an increased interest from our OEMs for the NearEdge features especially within our largest OEM who began shipping many of these features as they became available over the course of 2004. We have also continued development of our iSCSI products, began working closely with new OEMs and we are anticipating additional product releases in fiscal 2005.

Customer Base Expansion.    The third task focused on driving new business within our existing customer base. We have maintained strong relationships with our OEM partners as we work closely with them on new opportunities to bring even greater value to their library solutions. For example, our OEM relationship with StorageTek started in 1998 with products designed to improve connectivity and access of tape library resources. Since that time, Crossroads has supplied StorageTek with products from five generations of connectivity solutions to include most recently the SN3400 router in 2002, and the SN3300 router in 2003.

Intellectual Property Value.    During fiscal 2004, we continued to add industry-leading companies to a growing list of corporations who have licensed our patented technology. More specifically, we have entered into agreements with Adaptec, ADIC, XioTech, Hitachi, FalconStor and others to license our technology. We have also strengthened our patent portfolio as we now have 27 issued patents and 58 pending patents worldwide.

Strategic Opportunities.    We have engaged in strategic opportunities of a long-term nature during this fiscal year that will position us for growth of our business beyond 2004. These opportunities include our investment in NexQL and the asset and technology acquisition of Teracruz.

In summary, fiscal year 2004 was a year of transition from a single product company to one that provides multiple product lines, going beyond an element of a solution to providing a complete solution.

Results of Operations

Our net loss was $25.5 million for fiscal 2002 and $6.4 million for both fiscal 2003 and 2004. The 75% decrease in net loss during fiscal 2003 primarily reflects the impact of the shift to a royalty model with HP and our business restructuring efforts in fiscal 2002. Our investment in NexQL and securities class action litigation settlement during fiscal 2004 had a significant impact on our current net loss. Net operating expenses and net loss attributable to NexQL and the securities class action litigation settlement for fiscal 2004 were approximately $2.3 million and $1.0 million, respectively. Excluding the impact of NexQL and the securities class action litigation settlement, our net loss improved during fiscal 2004 as a result of improving gross margins.

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue, costs of revenue and gross profit:

	Year Ended October 31,
	2002	2003	2004
	(dollars in thousands)

Total revenue	$33,988	$33,143	$26,029
Product	$33,429	$25,955	$15,036
Royalty and other	$559	$7,188	$10,993

Total cost of revenue	$22,661	$17,433	$7,894
Product	$22,486	$16,598	$7,300
Royalty and other	$175	$835	$594

Total gross profit	$11,327	$15,710	$18,135
Product	$10,943	$9,357	$7,736
Royalty and other	$384	$6,353	$10,399

Total gross profit percentage	33%	47%	70%
Product	33%	36%	51%
Royalty and other	69%	88%	95%

Total Revenue

Total revenue consists of product revenue and royalty and other revenue. In fiscal 2003, we transitioned our embedded router business with HP to a royalty model whereby they would manufacture the products and pay us a specified royalty on each unit shipped. Under this model, our product revenue declined in both fiscal 2003 and 2004, as expected, because we have outsourced the manufacturing of our embedded routers to HP and the royalty revenue we receive is now classified under royalty and other revenue.

A significant portion of our revenue is concentrated among a relatively small number of OEM customers. In fiscal 2004, three customers each represented greater than ten percent of our total revenues for a combined total of 84% of our total revenue. We expect that a significant portion of our future revenue will continue to come from sales of products to a relatively small number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers, could seriously harm our financial condition and results of operations.

Product Revenue

Product revenue consists of sales of our storage router and ServerAttach lines of products. Our product revenue is primarily generated from our OEM partners. Product revenue decreased 22% and 42% during fiscal 2003 and 2004, respectively. Product revenue decreases in fiscal 2003 and fiscal 2004 as compared to fiscal 2002 were primarily the result of our successful transition to a royalty model for embedded products with HP. Going forward, we expect to continue to see a decrease in product revenue from HP, as a result of the royalty model, though we are anticipating an overall increase in product revenue as we begin to introduce new products during fiscal 2005.

Royalty and Other Revenue

Royalty and other revenue consist of revenue from the licensing of IP, royalty payments from HP and sales of service contracts. IP licensing arrangements typically consist of upfront nonrefundable fees. These fees are collected as consideration for either past or future sales of licensee products. When a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, we record revenue from upfront nonrefundable IP licensing arrangements. License arrangements can also include a royalty stream that is recognized quarterly based on reports from the licensee. Revenue from royalty payments from HP is recognized monthly based on reports from HP and quarterly from other IP licensees. Service revenue is recognized ratably over the service period. Royalty, IP licensing and service revenue were approximately $8.8 million, $1.9 million and $275,000, respectively, in fiscal year 2004.

Royalty and other revenue for fiscal 2003 and 2004 increased due to our transition to a royalty based model with HP in the second fiscal quarter of 2003 and patent license arrangements made at various times in both fiscal 2003 and 2004. IP license revenue represented 51% and 17% of our royalty and other revenue during fiscal 2003 and 2004, respectively. Comparatively, royalty revenue from HP increased in fiscal 2004 as we released more products as part of the royalty model. IP licensing revenue decreased from fiscal 2003 to fiscal 2004 mainly due to a large one-time license payment received in fiscal 2003.

Given the nature of patent license agreements, the timing of IP license revenue is difficult to forecast and therefore is expected to cause fluctuations in royalty and other revenue. Our potential to generate patent license revenue in the future will be largely dependent upon our ability to identify and pursue additional, potential licensees.

Gross Profit

Gross profit is total revenue less total cost of revenue. Total gross profit increased 39% and 15% during fiscal 2003 and 2004. The increases in total gross profit and gross profit percentage reflect lower cost of product revenue associated with the royalty model with HP, IP license revenue and, to a lesser extent, sales of higher margin products.

Cost of product revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, third party software licenses, warranty costs and stock-based compensation. Cost of product revenue decreased 26% and 56% during fiscal 2003 and 2004, respectively.

The decrease in cost of product revenue was expected with the transition to the royalty model with HP. Under this model, HP manufactures our embedded products, which has resulted in lower manufacturing costs to us. In addition, product costs relative to product revenue decreased primarily due to lower manufacturing costs and higher margin product mix.

The cost of product revenue was also impacted during fiscal 2004 due to changes in management’s estimates of the reserve for excess and obsolete inventories and warranty. During fiscal 2004, we increased the reserve for excess and obsolete inventories by approximately $0.2 million due to a business decision to discontinue production efforts related to the development of a new product. We also reduced our warranty reserve by approximately $0.1 million due to decreasing product sales over the past three years, as a result of the transition to the royalty model with HP. The cost of product revenue may continue to fluctuate based on the introduction of new products and changes in product mix and other fluctuations in the components of cost of product revenue.

We expect to introduce new products throughout fiscal 2005. As new or enhanced products are introduced, we must successfully manage the transition from older products to avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customer demands. Our revenue and gross profit margin will be adversely affected if we fail to successfully manage the introductions of these new products.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel, tradeshow and advertising programs, other promotional activities and stock-based compensation expenses. The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our sales and marketing expenses:

	Year Ended October 31,
	2002	2003	2004
	(dollars in thousands)
Total Sales and marketing	$6,126	$4,508	$4,461
Stock-based compensation	$481	$116	$—
% of Operating expenses	16%	20%	18%

Sales and marketing expenses decreased 26% and 1% during fiscal 2003 and 2004, respectively.

Sales and marketing expenses were relatively flat during fiscal 2004 primarily as a result of a decrease in evaluation unit costs and recruiting expenses of approximately $0.4 million, offset by an increase in compensation costs associated with higher headcount.

In fiscal 2004, as a result of consolidation of NexQL’s results, we also included approximately $0.2 million of NexQL sales and marketing expenses, primarily for compensation and tradeshow related costs. If NexQL’s results continue to be consolidated, we anticipate that sales and marketing expenses related to NexQL would increase in the future with further product introduction and development.

The decrease in sales and marketing expenses in fiscal 2003 was primarily due to our restructuring efforts in May of 2002, which resulted in approximately $1.2 million of reduced compensation expense, including stock based compensation, and a $0.3 million decrease in depreciation expense due to the write-down of assets and a reduction in capital purchases. In fiscal 2003, we hired the majority of our new sales force at the end of the fiscal year, which accounts for an increase in headcount despite the reduction of compensation cost.

We anticipate that sales and marketing expenses may increase as we plan to launch new products during fiscal 2005.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related costs, product development costs and stock-based compensation expenses. The following sets forth, for the periods indicated, a year-over-year comparison of the key components of our research and development expenses:

	Year Ended October 31,
	2002	2003	2004
	(dollars in thousands)
Total Research and development	$16,520	$11,929	$13,671
Stock-based compensation	$369	$294	$46
% of Operating expenses	44%	53%	55%

Research and development expenses have decreased 28% in fiscal 2003 and increased 15% in fiscal 2004.

The increase in research and development expenses in fiscal 2004 was primarily due to increased compensation costs associated with higher headcount and increased spending on prototypes and outside services for the development of new products. In fiscal 2004, as a result of consolidation of NexQL’s results, we also included approximately $1.3 million of NexQL research and development expenses, primarily for compensation and prototype related costs. If NexQL’s results continue to be consolidated, we anticipate that research and development costs related to NexQL would increase as they continue to progress through various product development stages.

Research and development expenses decreased in fiscal 2003 as we realized a full fiscal year of cost reductions, due to the restructuring efforts made in May of 2002. In fiscal 2003, compensation expense decreased $1.0 million, including stock-based compensation, and overhead costs decreased $1.6 million. As we began entering into contracts for nonrecurring engineering services on behalf of certain customers, development expenses decreased approximately $1.2 million in fiscal 2003. Under the terms of these nonrecurring engineering service contracts, we are reimbursed for personnel and pre-production product costs incurred on behalf of our customers.

We anticipate that research and development expenses will increase in future periods as we plan to continue the development of our technologies and expand our product offerings.

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

	Year Ended October 31,
	2002	2003	2004
	(dollars in thousands)
Total General and administrative	$9,158	$6,209	$5,442
Stock-based compensation	$3,640	$1,017	$118
% of Operating expenses	24%	28%	22%

General and administrative expenses have decreased 32% and 12% during fiscal 2003 and 2004, respectively.

In fiscal 2004, as a result of consolidation of NexQL’s results, we also included approximately $0.2 million of NexQL general and administrative expenses, primarily for compensation, legal and insurance related costs. If NexQL’s results continue to be consolidated, we anticipate that general and administrative costs related to NexQL would increase as the development company continues to mature.

The decrease in general and administrative expenses in fiscal 2003 and 2004 were primarily due to decreases in insurance, depreciation and stock-based compensation expense. We anticipate that general and administrative expenses may begin to increase throughout fiscal 2005 due to additional costs associated with the Sarbanes-Oxley Act of 2002 and other related legislative and regulatory changes.

NexQL

During the first fiscal quarter of 2004, we entered into a strategic relationship with NexQL, a privately-held development stage company. Pursuant to certain agreements with NexQL, through October 31, 2004 we have invested $1.0 million to purchase NexQL common stock and may provide NexQL with up to an additional $1.5 million under a loan facility, over a discretionary time period. Through October 31, 2004, we have loaned NexQL approximately $0.3 million. We also have an exclusive right, but not an obligation, to purchase NexQL. If we choose to exercise this right, the purchase would be subject to various conditions, including the amount and type of consideration. Depending upon the structure of the purchase, one condition could be the need for us to obtain stockholder approval. The exclusive right to purchase NexQL will lapse at various times after NexQL completes certain milestones.

In connection with the adoption of the Revised Interpretation of FIN 46 (FIN 46R), we concluded that NexQL is a Variable Interest Entity (VIE) and that we are the primary beneficiary. Under FIN 46R transition rules, the operating results of NexQL continued to be accounted for on the equity method for the six months ended April 30, 2004. The Company consolidated the statements of operations and cash flows of NexQL beginning May 1, 2004.

Crossroads did not record any amounts as revenue related to NexQL for fiscal 2004. Net operating expenses and net loss attributable to NexQL for fiscal 2004 were approximately $2.3 million. Our overall results were significantly impacted as a result of our investment in NexQL and adoption of FIN 46R. NexQL entered into a Master Reseller Agreement (Agreement) on July 30, 2004 with a reseller in Europe. Subject to the terms of the Agreement, NexQL has assigned specific customer accounts exclusively to the reseller for an initial fee of $50,000. In August 2004, NexQL delivered product simulators to the reseller and has collected $950,000 for the simulators and $50,000 for the Agreement. Crossroads will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Securities and Exchange Commission Staff Accounting Bulletin No. 104, -“Revenue Recognition” requires us to be able to estimate returns and warranty expenses prior to recognizing revenue. Since NexQL has no history selling their products, we are not able to estimate returns and warranty expense. Revenue from sales of products prior to the time we are able to estimate returns and warranty expense will be deferred. As of October 31, 2004 the entire $1.0 million has been deferred.

We monitored our investment in NexQL for impairment during the first two quarters of fiscal 2004 and made appropriate reductions in its carrying value and recorded an impairment charge based on the financial condition and near-term prospects of NexQL. These impairment charges are included in the caption, NexQL research and development, in the consolidated statement of operations. The impairment charge, including our percentage of losses on our investment in NexQL, was approximately $0.7 million for fiscal 2004. NexQL technologies and products are in the early stages of development and may never materialize. Effective April 30, 2004, we consolidated NexQL in accordance with FIN 46R and as a result potential additional losses from NexQL will impact our consolidated statement of operations, which could cause substantial fluctuations in our financial results.

Income Taxes

We recorded no income tax expense or benefit during the years ended October 31, 2002 and 2004. The income tax expense of approximately $0.3 million recorded in 2003 resulted from withholdings on income generated in a foreign country. We have provided a full valuation allowance against our deferred tax assets because the realization of related tax benefits is not considered more likely than not.

Business Restructuring Expenses and Asset Impairment

In May 2002, we completed a restructuring plan that reduced our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and to consolidate our operations.

Components of business restructuring expenses and the remaining restructuring accruals as of October 31, 2004 are as follows (in thousands):

	Facility Lease Abandonment	Employee Separation & Other Costs	Total
Balance as of October 31, 2002	$1,957	$326	$2,283

Cash activity	(561)	(326)	(887)
Non-cash activity	(432)	—	(432)

Balance as of October 31, 2003	964	—	964

Cash activity	(319)	—	(319)
Non-cash activity	(306)	—	(306)

Balance as of October 31, 2004	$339	$—	$339

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

In total, we reduced our restructuring accrual by approximately $0.3 million during fiscal 2004, principally for rent payments to be received over the next twelve months of both sublease terms. We assess recoverability of these sublease payments on a quarterly basis.

We have substantially completed our restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that future restructuring efforts will not be necessary.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	OCTOBER 31,
	2003	2004
Cash and cash equivalents	$14,707	$13,951
Short-term investments	$16,670	$14,586
Working capital	$31,671	$25,844
Current ratio	6.6:1	4.6:1
Days sales outstanding	30	36

Our principal sources of liquidity at October 31, 2004 consisted of $13.9 million in cash and cash equivalents and $14.6 million in short-term investments.

In fiscal 2004, we extended our existing line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures in June 2005 at which time we will review the terms. As of October 31, 2004, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

In February 2004, we extended a $100,000 letter of credit in connection with the lease requirements of our headquarters.

During fiscal 2004, cash provided by operating activities was $0.3 million, compared to $1.5 million and $15.7 million utilized in fiscal 2003 and 2002, respectively. The increase in net cash provided during fiscal 2004 is primarily the result of the positive cash impact of NexQL’s $1.0 million deferred revenue and the accrual of $1.0 million related to the settlement of our class action lawsuit, as well the continuing effect of improving gross margins. The decrease in cash utilized during fiscal 2003 reflects a decrease in net loss due to improved gross margins, and decreases in inventory spending. The improvement in gross margin resulted from the royalty model with HP and intellectual property license revenue. In addition, the transition to the royalty model reduced our inventory purchasing requirements. We expect cash utilized in operating activities to increase as required to support new product offerings, mainly relating to advertising and research and development.

During fiscal 2004, cash utilized by investing activities was $0.9 million, compared to $2.1 million provided in fiscal 2003 and $11.4 million utilized in fiscal 2002. The increase in net cash utilized in fiscal 2004 is largely attributable to an increase in capital spending, our investment in NexQL and the cash impact of our acquisition of the assets of Teracruz, Inc. The increase in net cash provided in fiscal 2003 reflected the maturity of held-to- maturity investments, net of purchases, of $2.9 million as compared to the purchase of held-to-maturity investments, net of maturities, of $9.6 million in fiscal 2002. Capital expenditures were $1.9 million, $0.8 million and $2.0 million in fiscal 2002, 2003 and 2004, respectively. These expenditures reflect our investments in computer equipment and software, test equipment, software development tools and leasehold improvements. Fiscal 2004 also included $0.2 million relating to capital purchases by NexQL. We will continue to monitor our capital requirements but we expect capital spending to increase as required to support new product offerings.

During fiscal 2004, cash utilized in financing activities was $0.2 million, compared to $0.6 million in fiscal 2003 and $1.9 million in fiscal 2002. The decrease in cash utilized in financing activities during fiscal 2004 is due to the offsetting impact of very little stock repurchase activity in fiscal 2004 and the reduction of book overdrafts at October 31, 2004 to $0.1 million, due to the timing of vendor payments. Financing activities during fiscal 2003 included an increase in book overdrafts of $0.8 million, compared to fiscal 2002. In addition, we repurchased and retired less common stock through our stock repurchase program in fiscal 2003, as compared to fiscal 2002. In fiscal 2002, 2003 and 2004, we repurchased and retired common stock in the amount of $2.3 million, $2.0 million and approximately $32,000, respectively. We expect cash utilized in financing activities may fluctuate as we cannot determine, at this time, if the company will extend its stock repurchase program.

We have funded our operations to date primarily through sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million. We believe our existing cash balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, including licensing revenue, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. In fiscal 2004, we entered into a technology development agreement with NexQL Corporation for the joint development of advanced data management solutions. During the term of this and other strategic agreements, we will provide funding up to $2.5 million to NexQL, and have tentatively agreed to extend an additional $2.0 million in funding. During fiscal 2004, we provided approximately $1.3 million of funding to NexQL. We have also provided an additional $0.8 million to NexQL during fiscal 2005. In total, we have funded $2.1 million to NexQL as of the date of this Annual Report. Additionally, we may enter into additional strategic arrangements or acquisitions in the future that could require us to seek additional equity or debt financing. We cannot assure that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

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

Under future repurchase programs approved by the board of directors, the stock would be purchased in the open market or privately negotiated transactions from time to time in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by our management from time to time or may be suspended at any time without prior notice, depending on market conditions and other factors they deem relevant. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

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

Contractual Cash Obligations and Commitments

We lease office space and equipment under long-term operating lease agreements that expire on various dates through July 2007.

In April 2000, we relocated our headquarters in accordance with an agreement to lease approximately 63,500 square feet of administrative office space in Austin, Texas. During fiscal 2004, we renegotiated the terms of our lease to relinquish approximately 4,700 square feet of office space. The term of the lease agreement is approximately six years, from April 1, 2000 through April 15, 2006, and represents a lease commitment of approximately $1.8 million per year through the lease term. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $100,000, which is secured by a $3.0 million line of credit.

Our final assembly and test facility of approximately 15,550 square feet also is located in Austin, Texas. The lease agreement on this facility expires in April 2006.

Pursuant to the terms of our acquisition of Teracruz, Inc. assets on October 29, 2004, we assumed a lease of approximately 3,919 square feet in Huntsville, Alabama that expires in July 2007. This facility is currently being used for engineering purposes.

The following summarizes our contractual cash obligations as of October 31, 2004 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,162	$2,088	$1,074	$—	$—
NexQL loan facility*	1,163	1,163	—	—	—
Subleases	(398)	(306)	(92)	—	—

Total, net	$3,927	$2,945	$982	$—	$—

*	Pursuant to our agreements with NexQL, we may provide up to $1.5 million of the loan facility over a discretionary time period. Subject to further negotiations, we have tentatively agreed to extend the loan facility up to an additional $2.0 million, to be provided over a discretionary time period.

Our other manufacturing commitments relating to open purchase orders was approximately $72,000 at October 31, 2004.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, deferred taxes, investment in privately-held company and consolidation, warranty obligations, excess and obsolete inventories, allowance for doubtful accounts, facility lease abandonment losses associated with our restructuring, valuation of intangibles and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	deferred taxes;

•	investment in privately-held company and consolidation;

•	warranty obligations;

•	excess and obsolete inventories;

•	allowance for doubtful accounts;

•	facility lease abandonment losses;

•	valuation of purchased intangibles assets; and

•	litigation.

Revenue recognition.    With respect to sales of our products to the OEMs, we recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, collectibility is probable and risk of loss has passed to the OEM. Product sales to distributors, VARs and system integrators who do not have return rights are recognized upon shipment. To the extent that we sell products to distributors, VARs and system integrators that have rights of return, we defer revenue and the related cost of revenue associated with such sales and recognize these amounts when that customer sells our products to its customers. Management’s judgments and estimates must be made and used in connection with the revenue recognized in any given accounting period. Material differences may result in the amount and timing of our revenue, in any given accounting period, if our management alters the method by which they derive such judgments or estimates.

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

Judgment is required in determining our deferred tax assets and liabilities and our valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets, and our net deferred tax assets as of October 31, 2004 is zero.

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

As of October 31, 2004, we had a minority equity interest in NexQL of approximately 25% and we held one of four of NexQL’s board of director seats. Currently, NexQL has a negative equity position. If we are required to consolidate our financial results with NexQL in the future, any additional losses will impact our consolidated statement of operations. The factors used to determine how we will account for our interest in NexQL in the future makes it difficult for us to assess the impact of NexQL on our financial results in future periods.

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

Allowance for doubtful accounts.    We continuously assess the collectibility of outstanding customer invoices and in doing such, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as:

•	historical collection experience;

•	a customer’s current credit-worthiness;

•	customer concentrations;

•	age of the receivable balance, both individually and in the aggregate; and

•	general economic conditions that may affect a customer’s ability to pay.

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

Valuation of purchased intangible assets.    We record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill, if applicable. Identifiable intangible assets are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. The allocation of the acquisition cost to identifiable intangible assets requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of the assets would adversely affect our gross and operating margins.

Litigation.    We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. As of October 31, 2004, we have accrued $1.0 million related to the proposed settlement of our consolidated securities class action suit. Any changes in threatened or pending litigation could result in revisions to our estimates of the potential liability and could materially impact our results of operations and financial position.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123 (R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair –value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. We currently are evaluating the impact of Statement 123 (R) on our financial condition and results of operations.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We do not currently believe that Statement 151 will have a significant impact on our financial condition and results of operations.

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

We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and short-term investments are treated as held to maturity under SFAS No. 115.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. While certain of the investment securities had maturities in excess of 90 days, we intend to liquidate such securities within one year. The weighted-average interest on investment securities at October 31, 2004 was 2.10%. The fair value of securities held at October 31, 2004 was approximately $14.6 million, which approximates the amortized cost of short-term investments. We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

ITEM 8.	Financial Statements and Supplementary Data.

The information required by this item is included in Part IV, Item 15 (a)(1) and (2).

Unaudited consolidated quarterly financial data included herein:

	FISCAL QUARTER				Fiscal Year 2003
	First	Second	Third	Fourth
Total revenue	$9,672	$8,579	$5,617	$9,275	$33,143
Gross profit	$3,243	$3,391	$2,979	$6,097	$15,710

Net loss	$(2,577)	$(1,818)	$(1,735)	$(317)	$(6,447)

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.07)	$(0.01)	$(0.26)

	FISCAL QUARTER				Fiscal Year 2004
	First	Second	Third	Fourth
Total revenue	$7,125	$7,425	$4,877	$6,602	$26,029
Gross profit	$4,610	$5,194	$3,531	$4,800	$18,135

Net loss	$(1,030)	$(732)	$(2,130)	$(2,468)	$(6,360)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.08)	$(0.10)	$(0.25)

The net loss in the fourth fiscal quarter of 2004 was significantly impacted by the consolidation of NexQL as well as the proposed settlement of securities litigation. In accordance with FIN 46R, we consolidated approximately $1.0 million of operating expenses related to NexQL. As a result of the proposed settlement of securities litigation, we also recorded an expense of $1.0 million.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Crossroads (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in internal control over financial reporting.    During the fiscal year October 31, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information required by this section is incorporated by reference from the information in the section entitled “Election of Directors” in the Proxy Statement. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference herein. The information required by this Item with respect to the Company’s executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned “Executive Compensation and Other Information” and “Certain Transactions.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement under the section captioned “Ownership of Securities.”

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to our Proxy Statement under the section captioned “Certain Transactions.”

ITEM 14.	Principal Accounting Fees and Services.

The information about principal accountant fees and services as well as related pre-approval policies appears under “Audit Matters” in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2005 Annual Meeting of Stockholders. This portion of the Proxy Statement is incorporated by reference into this report.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of Crossroads Systems, Inc. are filed as a part of this Form 10-K on the pages indicated:

2. Exhibits.

Exhibit Number	Description
3.1*	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-85505) (the “IPO Registration Statement”) and incorporated herein by reference)

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement and incorporated herein by reference)

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement and incorporated herein by reference)

4.2*	Rights Agreement, dated as of August 21, 2002, by and between Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (field as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated August 21, 2002 and incorporated herein by reference)

4.3*	Warrant to Purchase Common Stock (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 29, 2004 and incorporated herein by reference)

10.1*+	Form of Indemnity Agreement between Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement and incorporated herein by reference)

10.2*+	Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement and incorporated herein by reference)

10.3*+	First Amendment of Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004 and incorporated herein by reference)

10.4*+	Crossroads Systems, Inc. Amended and Restated 1999 Stock Incentive Plan (filed as Exhibit 99 (d)(2) to the Registrant’s Schedule TO/I (SEC File No. 5-57603) and incorporated herein by reference)

Exhibit Number	Description
10.5*	OEM Agreement dated April 23, 1998 by and between Registrant and Storage Technology Corporation (filed as Exhibit 10.5 to the IPO Registration Statement and incorporated herein by reference)(Confidential Treatment was granted as to this exhibit)

10.6*	Loan Modification Agreement dated December 31, 2000 by and between Registrant and Silicon Valley Bank (filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and incorporated herein by reference)

10.7*	Office Building Lease dated October 8, 1999 by and between Registrant and Maplewood Associates, L.P. (filed as Exhibit 10.15 to the IPO Registration Statement and incorporated herein by reference)

10.8*+	Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement, dated November 4, 2002 from Registrant to Rob Sims (filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and incorporated herein by reference)

10.9*+	Employment Agreement dated as of October 13, 2003 between Registrant and Rob Sims (filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference)

10.10*+	Letter Agreement dated June 14, 2004 by and between Registrant and Rob Sims (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 and incorporated herein by reference)

10.11*+	Letter Agreement Regarding Severance Offer and General Release dated August 27, 2004 by and between Registrant and Andrea Wenholz (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 27, 2004 and incorporated herein by reference)

10.12*+	Employment Offer Letter Agreement dated October 8, 2004 by and between the Registrant and Richard Sorenson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 12, 2004 and incorporated herein by reference)

10.13+	Form of Letter Agreement regarding Severance Benefit Plan by and between Registrant and each of its executive officers

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Incorporated herein by reference to the indicated filing

+	Confidential treatment previously granted

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

By:	/s/ ROB SIMS
Rob Sims,
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Rob Sims and Jennifer Ray, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROB SIMS Rob Sims	President and Chief Executive Officer (principal executive officer)	January 26, 2005

/s/ JENNIFER L. RAY Jennifer L. Ray	Director of Finance (principal financial and accounting officer)	January 26, 2005

/s/ DAVID L. RIEGEL David L. Riegel	Director	January 26, 2005

/s/ RICHARD D. EYESTONE Richard D. Eyestone	Director	January 26, 2005

William R. Mansfield	Director	January 26, 2005

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Crossroads Systems, Inc and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Crossroads Systems, Inc. and Subsidiaries (the Company) as of October 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crossroads Systems, Inc. and Subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, effective April 30, 2004 the Company adopted Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.

/s/ KPMG LLP

Austin, Texas

January 21, 2005

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Crossroads Systems, Inc.:

In our opinion, the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended October 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Crossroads Systems, Inc. and its subsidiaries for the year ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Austin, Texas

November 26, 2002

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	OCTOBER 31,
	2003	2004
ASSETS

Current assets:
Cash and cash equivalents	$14,707	$13,951
Short-term investments	16,670	14,586

Total cash, cash equivalents and short-term investments	31,377	28,537

Accounts receivable, net of allowance for doubtful accounts of $164 and $126, respectively	2,994	2,581
Inventories, net	1,633	1,160
Prepaids and other current assets	1,274	669

Total current assets	37,278	32,947

Property and equipment, net	3,299	2,909
Intangible	—	809
Other assets	288	104

Total assets	$40,865	$36,769

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,953	$1,901
Accrued expenses	2,470	3,432
Accrued warranty costs	802	508
Deferred revenue	382	1,262

Total current liabilities	5,607	7,103

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 175,000,000 shares authorized, 24,368,144 and 25,439,181 shares issued and outstanding, respectively	24	25
Additional paid-in capital	182,831	183,472
Deferred stock-based compensation	(126)	—
Accumulated deficit	(147,471)	(153,831)

Total stockholders’ equity	35,258	29,666

Total liabilities and stockholders’ equity	$40,865	$36,769

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Years Ended October 31,
	2002	2003	2004
Revenue:
Product	$33,429	$25,955	$15,036
Royalty and other	559	7,188	10,993

Total revenue	33,988	33,143	26,029

Cost of revenue:
Product	22,486	16,598	7,300
Royalty and other	175	835	594

Total cost of revenue	22,661	17,433	7,894

Gross profit	11,327	15,710	18,135

Operating expenses:
Sales and marketing	6,126	4,508	4,461
Research and development	16,520	11,929	13,671
General and administrative	9,158	6,209	5,442
Litigation settlement	—	—	1,000
NexQL research and development	—	—	721
Business restructuring	3,666	(432)	(306)
Impairment of intangibles and other assets	2,047	—	—
Amortization of intangibles	278	173	—

Total operating expenses	37,795	22,387	24,989

Loss from operations	(26,468)	(6,677)	(6,854)
Total other income	979	540	494

Loss before income taxes	(25,489)	(6,137)	(6,360)
Income tax expense	—	(310)	—

Net loss	$(25,489)	$(6,447)	$(6,360)

Basic and diluted net loss per share	$(0.95)	$(0.26)	$(0.25)

Shares used in computing basic and diluted net loss per share	26,878,387	24,443,141	25,225,009

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Notes Receivable From Stockholders	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2001	27,542,664	$28	$184,042	$(3,914)	$(118)	$(115,535)	$(257)	$64,246

Issuance of common stock upon exercise of stock options	94,522	—	102	—	—	—	—	102
Issuance of common stock for employee stock purchase plan	136,787	—	342	—	—	—	—	342
Purchase of treasury stock	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	1,105	3,603	—	—	—	4,708
Accrued interest on notes receivable	—	—	—	—	(8)	—	—	(8)
Retirement of shares purchased under stock buy-back program	(1,903,465)	(2)	(2,338)	—	—	—	—	(2,340)
Net loss	—	—	—	—	—	(25,489)	—	(25,489)

Balance at October 31, 2002	25,870,508	$26	$183,253	$(311)	$(126)	$(141,024)	$(259)	$41,559

Issuance of common stock upon exercise of stock options	639,138	1	450	—	—	—	—	451
Issuance of common stock for employee stock purchase plan	100,035	—	89	—	—	—	—	89
Retirement of treasury stock	(469,237)	(1)	(258)	—	—	—	259	—
Stock-based compensation	—	—	1,278	185	—	—	—	1,463
Payments on notes receivable	—	—	—	—	126	—	—	126
Retirement of shares purchased under stock buy-back program	(1,772,300)	(2)	(1,981)	—	—	—	—	(1,983)
Net loss	—	—	—	—	—	(6,447)	—	(6,447)

Balance at October 31, 2003	24,368,144	$24	$182,831	$(126)	$—	$(147,471)	$—	$35,258

Issuance of common stock upon exercise of stock options and restricted stock	993,717	1	371	—	—	—	—	372
Issuance of common stock for employee stock purchase plan	97,343	—	95	—	—	—	—	95
Stock-based compensation	—	—	42	126	—	—	—	168
Repurchase and retirement of common stock	(20,023)	—	(32)	—	—	—	—	(32)
Issuance of warrants for technology	—	—	165	—	—	—	—	165
Net loss	—	—	—	—	—	(6,360)	—	(6,360)

Balance at October 31, 2004	25,439,181	$25	$183,472	$—	$—	$(153,831)	$—	$29,666

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR ENDED OCTOBER 31,
	2002	2003	2004
Cash flows from operating activities:
Net loss	$(25,489)	$(6,447)	$(6,360)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,559	3,589	2,474
Business restructuring expenses	2,283	(432)	(306)
Impairment of intangibles and other assets	2,047	—	—
Impairment of investment in privately held company	—	—	721
Minority interest	—	—	(215)
Amortization of intangibles	278	173	—
Stock-based compensation	4,574	1,463	168
Loss on disposal of property and equipment	—	62	10
Provision for doubtful accounts receivable	(111)	(16)	30
Provision for excess and obsolete inventory	(791)	407	164
Changes in assets and liabilities:
Accounts receivable	(1,842)	2,743	601
Inventories	1,104	727	309
Prepaids and other current assets	938	(318)	832
Accounts payable	(3,231)	(2,692)	489
Accrued expenses	(1,053)	(817)	809
Accrued warranty costs	18	187	(294)
Deferred revenue and other	26	(82)	880

Net cash provided by (used in) operating activities	(15,690)	(1,453)	312

Cash flows from investing activities:
Purchase of property and equipment	(1,866)	(844)	(1,957)
Proceeds from sale of property and equipment	14	—	—
Purchase of held-to-maturity investments	(52,537)	(14,111)	(19,588)
Maturity of held-to-maturity investments	42,950	17,029	21,672
Investment in privately held company	—	—	(721)
Purchase of Teracruz assets	—	—	(304)
Payment of note receivable from stockholders	64	—	—

Net cash provided by (used in) investing activities	(11,375)	2,074	(898)

Cash flows from financing activities:
Proceeds from issuance of common stock	444	540	467
Repurchase and retirement of common stock	(2,340)	(1,983)	(32)
Purchase of treasury stock	(2)	—	—
Change in book overdraft	—	806	(668)

Net cash used in financing activities	(1,898)	(637)	(233)

Net decrease in cash and cash equivalents	(28,963)	(16)	(819)
Cash and cash equivalents, beginning of year	43,686	14,723	14,707
Cash and cash equivalents, due to consolidation of NexQL	—	—	63

Cash and cash equivalents, end of year	$14,723	$14,707	$13,951

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Crossroads Systems, Inc. (“Crossroads” or the “Company”) and its wholly-owned subsidiaries. Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is a leading global provider of connectivity for storage networking solutions. Crossroads sells its products and services primarily to leading storage system and server original equipment manufacturers, distributors, system integrators and storage service providers. The Company adopted new accounting guidance that required consolidation of the balance sheet of NexQL Corporation (“NexQL”), a variable interest entity (“VIE”), beginning April 30, 2004 and the statements of operations and cash flows beginning May 1, 2004. The Company defines its operations as two distinct businesses: device controllers and network solution appliances.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and NexQL for the periods mentioned in Footnote 1 above. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and all highly liquid investments with original maturities at the date of purchase less than three months. Cash equivalents consist primarily of cash deposited in money market accounts and high-grade auction rate securities. While the Company’s cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed insured limits. The Company has not experienced any losses in such accounts.

Short-Term Investments

Short-term investments consist primarily of U.S. government agency debt, municipal debt instruments, high-grade auction rate securities, corporate obligations and certificates of deposit with original maturities at the date of purchase greater than three months and less than twelve months. All short-term investments have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. As of October 31, 2003 and 2004, the fair value and amortized cost of short-term investments were approximately $16.7 million and $14.6 million, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair values of the Company’s cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to the short-term nature of the instruments.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increases in that newly established cost basis.

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

Purchased Intangible Assets

Purchased intangible assets are amortized over their useful economic life and periodically tested for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company performs impairment tests on an annual basis.

The Company intends to evaluate the useful economic life of this intangible annually and will record an impairment charge as necessary. When an evaluation is required, the estimated future undiscounted cash flows associated with this asset will be compared to the carrying amount to determine if a write-down to fair market value or discounted cash flow value is required.

Long-Lived Assets

In the event that facts and circumstances indicate that property and equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is necessary. The effect of any impairment would be to expense the difference between the estimated fair value of such asset and its carrying value. Impairment charges related to long-lived assets were approximately $2.0 million, $0 and $0 for the years ended October 31, 2002, 2003 and 2004, respectively.

Investments

The Company accounted for its investment in Banderacom Corporation (formerly INH Semiconductor Corporation) (“Banderacom”) using the cost method because the Company’s investment represents less than a 20% ownership interest and the Company is not able to exert significant influence over Banderacom. In fiscal

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002, the Company wrote off its remaining $292,000 investment in Banderacom, due to a perceived more than temporary decline in the estimated fair value of the investment.

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

Royalty and other revenue includes revenue from the licensing of intellectual property (IP), royalty payments from Hewlett-Packard (HP) and sales of service contracts. IP licensing arrangements can differ, but typically consist of upfront non-refundable fees including payments relating to past and future sales of licensee products. Once a license agreement is signed, delivery of the license has occurred and there are no remaining obligations outstanding, the Company records revenue from upfront nonrefundable IP license arrangements. License arrangements can also include a royalty stream that is recognized quarterly based on reports from the licensee. Revenue from royalty payments from HP is recognized monthly based on reports from HP and quarterly from other IP licensees. Support only includes telephone support and correction of errors. Service revenue is recognized ratably over the service period.

Deferred Revenue

NexQL entered into a Master Reseller Agreement (Agreement) on July 30, 2004 with a reseller in Europe. Subject to the terms of the Agreement, NexQL has assigned specific customer accounts exclusively to the reseller for an initial fee of $50,000. In August 2004, NexQL delivered product simulators to the reseller and has collected $950,000 for the simulators and $50,000 for the Agreement. Crossroads will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and the fee is fixed or determinable. Securities and Exchange Commission Staff Accounting Bulletin No. 104-“Revenue Recognition” requires the Company to be able to estimate returns and warranty expenses prior to recognizing revenue. Since NexQL has no history selling their products, we are not able to estimate returns and warranty expense at this time. Revenue from sales of products prior to the time we are able to estimate returns and warranty expense will be deferred. As of October 31, 2004 the entire $1.0 million has been deferred.

Guarantees and Warranty Reserve

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.

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

The Company provides for the estimated cost to repair or replace products under warranty and technical support costs when the related product revenue is recognized. The Company warrants products for a period from

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 to 39 months following the sale of its products. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management’s estimate of future costs.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has provided a full valuation allowance against its deferred tax assets because the realization of the related tax benefits is not considered more likely than not.

The Company recorded no income tax expense or benefit during the years ended October 31, 2002 and 2004. The income tax expense recorded in 2003 resulted from withholdings on income generated in a foreign country.

Consolidation of Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), was issued in December 2003. The Company adopted FIN 46(R) effective April 30, 2004, and consolidated NexQL in its reported financial results. For additional information regarding NexQL, see Note 6 to these Consolidated Financial Statements.

Computation of Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, less shares subject to repurchase. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while earnings per share, assuming dilution, includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors, among others: (i) the ongoing issuance of common stock associated with stock option and warrant exercises; (ii) the issuance of common shares associated with the Company’s employee stock purchase program; (iii) any fluctuations in the Company’s stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should the Company enter into such transactions.

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss, per common share were 6,149,369, 5,670,792, and 5,633,176 for the years ended October 31, 2002, 2003 and 2004, respectively. The common stock equivalents for the year ended October 31, 2004 included 267,176 warrants issued for the purchase of technology. No warrants were issued during fiscal 2002 or 2003.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs for the year ended October 31, 2002, 2003 and 2004 were approximately $22,000, $10,000 and $19,000, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Software development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” have not been material to date. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” have also not been material to date.

The Company expenses research and development costs as incurred. The Company enters into contracts relating to nonrecurring engineering (“NRE”) services on behalf of certain of its customers. Under the terms of the contracts, the Company is reimbursed for personnel and product expenses relating to pre-production costs incurred on behalf of its customers. Amounts received by the Company under the NRE contracts are recorded as an offset to research and development expenses and approximated $0.4, $1.6 million and $1.3 million in fiscal 2002, 2003 and 2004, respectively.

Stock-based Compensation

Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period.

The Company allocates stock-based compensation to specific line items within the consolidated statement of operations based on the classification of the employees who receive the benefit. Stock-based compensation was recorded as follows (in thousands):

	Year Ended October 31,
	2002	2003	2004
Cost of revenue	$84	$36	$4
Sales and marketing	481	116	—
Research and development	369	294	46
General and administrative	3,640	1,017	118

Total stock-based compensation	$4,574	$1,463	$168

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share data):

	Year Ended October 31,
	2002	2003	2004
Net loss, as reported	$(25,489)	$(6,447)	$(6,360)
Stock-based employee compensation expense included in reported net loss	4,574	1,463	168
Stock-based employee compensation expense determined under fair value based method for all awards	(12,226)	(14,537)	(6,788)

Pro forma net loss	$(33,141)	$(19,521)	$(12,980)

Net loss per share:
Basic and diluted - as reported	$(0.95)	$(0.26)	$(0.25)
Basic and diluted - pro forma	$(1.23)	$(0.80)	$(0.51)

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The Company is currently evaluating the impact of Statement 123(R) on its financial condition and results of operations.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company does not currently believe that Statement 151 will have a significant impact on its financial condition and results of operations.

3.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventory, net consists of the following (in thousands):

	OCTOBER 31,
	2003	2004
Raw materials	$1,219	$1,109
Finished goods	862	584

	2,081	1,693
Less: Allowance for excess and obsolete inventory	(448)	(533)

	$1,633	$1,160

Property and equipment, net consists of the following (in thousands, except number of years):

		OCTOBER 31,
		2003	2004
	Life
Equipment	1-3	$17,025	$19,095
Furniture and fixtures	5	1,217	1,217
Leasehold improvements		721	735

		18,963	21,047
Less: Accumulated depreciation and amortization		(15,664)	(18,138)

		$3,299	$2,909

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses consist of the following (in thousands):

	OCTOBER 31,
	2003	2004
Restructuring	$964	$339
Professional services	373	615
Payroll related	844	897
Litigation settlement	—	1,000
Other	289	581

	$2,470	$3,432

4.	BALANCE SHEET RESERVE ACCOUNTS

Warranty Reserve

Activity in the warranty reserve during the years ended October 31, 2002, 2003 and 2004 was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended October 31, 2002 Warranty reserve	$597	$542	$(524)	$615

Year ended October 31, 2003 Warranty reserve	$615	$300	$(113)	$802

Year ended October 31, 2004 Warranty reserve	$802	$(144)	$(150)	$508

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts during the years ended October 31, 2002, 2003 and 2004 was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended October 31, 2002 Allowance for doubtful accounts	$388	$(125)	$14	$277

Year ended October 31, 2003 Allowance for doubtful accounts	$277	$(16)	$(97)	$164

Year ended October 31, 2004 Allowance for doubtful accounts	$164	$30	$(68)	$126

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Excess and Obsolete Inventory

Activity in the allowance for excess and obsolete inventory account during the years ended October 31, 2002, 2003 and 2004 was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended October 31, 2002 Allowance for excess and obsolete inventory	$1,780	$478	$(1,269)	$989

Year ended October 31, 2003 Allowance for excess and obsolete inventory	$989	$407	$(948)	$448

Year ended October 31, 2004 Allowance for excess and obsolete inventory	$448	$164	$(79)	$533

5.	CONCENTRATIONS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality short-term debt instruments.

The Company’s sales are primarily concentrated in the United States and are primarily derived from sales to OEMs in the computer storage and server industry. Revenue is concentrated with several major customers. The loss of a major customer, a change of suppliers or a significant technological change in the industry could adversely affect operating results. The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses, product sales returns and other allowances. The Company has not experienced material credit losses in any of the periods presented.

The Company relies on a limited number of contract manufacturers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements could materially impact future operating results. Additionally, the Company’s supplier arrangement for the production of certain vital components of its storage routers is concentrated with a small number of key suppliers.

The percentage of sales to significant customers was as follows:

	Year Ended October 31,
	2002	2003	2004
StorageTek	24.0%	21.0%	20.8%
HP*	51.0%	54.0%	48.0%
EMC	0.0%	0.0%	15.4%

*	In May 2002, HP completed its acquisition of Compaq. These HP percentages include sales to Compaq.

The level of sales to any customer may vary from quarter to quarter. However, the Company expects that significant customer concentration, particularly to our three major customers, will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations.

6.	BUSINESS COMBINATIONS

Purchase Acquisition

During the fourth quarter of fiscal 2004, the Company completed the asset acquisition of Teracruz, Inc. (“Teracruz”) to add application acceleration and monitoring technology.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for as a purchase transaction. Under the terms of the asset acquisition, the Company acquired Teracruz for approximately $304,000 cash payment. The Company also advanced $50,000 as a bridge loan, incurred certain transaction costs of $50,000 and received fixed assets of approximately $40,000.

The Company also has an obligation to pay the following if Teracruz achieves certain performance criteria. Crossroads will pay Teracruz an additional $35,000 for each patent issued which was based on a Teracruz patent application filed prior to closing. Teracruz currently has six filed patent applications and therefore the maximum amount payable under this provision will be $210,000. In addition, for a period of three years from the date of closing, Crossroads may pay Teracruz:

(1) A cash payment equal to 50% of the contribution margin for Teracruz products sold by Crossroads following the closing of the transaction, up to an aggregate payment of $330,000.

(2) In the event that Teracruz has earned the maximum contribution margin payment as a result of the sale of Teracruz products prior to the expiration of the three-year period, Crossroads will make additional cash payments to Teracruz equal to 10% of Crossroads gross revenue from sales by Crossroads of Teracruz products up to a maximum payment of $500,000. Once Crossroads has paid $500,000 pursuant to this provision, the royalty percentage will be reduced to 5% of Crossroads gross revenue from sales by Crossroads of Teracruz products.

Additionally, Crossroads issued Teracruz a warrant to purchase that number of shares of Crossroads common stock equal to $350,000 divided by the 15 day average closing price of Crossroads common stock on the date of issuance of the warrant. The exercise price of the warrant was $1.38. In accordance with the asset acquisition, 267,176 warrant shares are held in escrow. These warrants were independently valued at approximately $165,000 in accordance with the fair market value approach using a volatility of 80%, risk-free interest rate of 3.00%, expected life of four years and a 25% discount for lack of marketability. The warrant shall become exercisable upon the earlier to occur of October 29, 2005 or a change in control of the Company. The right to exercise this Warrant will expire on October 29, 2009.

The purchase price of the transaction was allocated to the acquired assets based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets. The allocation is preliminary and is subject to change as additional information is received.

Operating results do not include Teracruz as the acquisition was closed on October 29, 2004. Pro forma results of operations have not been presented because the effects of this acquisition was not material to the Company’s results.

Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during fiscal 2004 as part of the Teracruz asset acquisition (in thousands, except number of years):

	October 31, 2004
	Amortization Period (Years)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Workforce in place	3	$98	$—	$98
Technology	3	711	—	711

Total intangible assets		$809	$—	$809

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future amortization expense for the next three years is as follows (in thousands):

Fiscal Year	Amount
2005	$270
2006	270
2007	269

Total	$809

NEXQL

During the first fiscal quarter of 2004, the Company entered into a strategic relationship with NexQL, a privately held development stage enterprise in the data management industry. Pursuant to certain agreements with NexQL, the Company may provide NexQL with up to $1.5 million under a loan facility, over a discretionary time period, and will make an equity investment of $1.0 million. During fiscal 2004 the Company had invested $1.0 million in NexQL and loaned approximately $0.3 million to NexQL. The investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which addresses consolidation by business enterprises of VIEs either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.

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

Under FIN 46R transition rules, the operating results of NexQL continued to be accounted for on the equity method for the six months ended April 30, 2004. The Company consolidated the statements of operations and cash flows of NexQL beginning May 1, 2004, the beginning of the third fiscal quarter.

Crossroads did not record any amounts as revenue related to NexQL for fiscal 2004. Net operating expenses and net loss attributable to NexQL for fiscal 2004 were approximately $2.3 million. Overall results were significantly impacted as a result of the Company’s investment in NexQL and adoption of FIN 46R.

7.	SEGMENT INFORMATION

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in two reportable industry segments: device controllers and network solution appliances. The

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon product type. For fiscal year 2004, the network solution appliance segment is comprised of NexQL and the assets acquired from Teracruz. For the years ended October 31, 2002, 2003 and 2004, the Company did not record revenue relating to the network solution appliances.

The following presents selected financial information for the year ended October 31, 2004 by product type (in thousands):

	Device Controllers	Network Solution Appliances	Crossroads Consolidated
Total revenue	$26,029	$—	$26,029

Net loss	$(4,013)	$(2,347)	$(6,360)

Total assets	$35,562	$1,207	$36,769

8.	BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

In May 2002, the Company completed a restructuring plan that reduced its workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down its infrastructure and to consolidate operations. Components of business restructuring expenses and the remaining restructuring accruals as of October 31, 2004 are as follows (in thousands):

	Facility Lease Abandonment	Employee Separation & Other Costs	Total
Balance as of October 31, 2002	$1,957	$326	$2,283

Cash activity	(561)	(326)	(887)
Non-cash activity	(432)	—	(432)

Balance as of October 31, 2003	964	—	964

Cash activity	(319)	—	(319)
Non-cash activity	(306)	—	(306)

Balance as of October 31, 2004	$339	$—	$339

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

In total, the Company has reduced its restructuring accrual by approximately $0.3 million during the fiscal year ended October 31, 2004, principally for rent payments to be received over the next nine to twelve months of the remaining sublease terms. The Company assesses recoverability of these sublease payments on a quarterly basis.

The Company has substantially completed its restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that future restructuring efforts will not be necessary.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	LINE OF CREDIT

The Company carries a line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit will mature on June 14, 2005. As of October 31, 2004, there were no borrowings outstanding under this revolving line of credit.

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through July 31, 2007. Rental expense under these agreements was approximately $2.2 million, $2.3 million and $2.2 million for the years ended October 31, 2002, 2003 and 2004, respectively. In April 2000, Crossroads relocated its headquarters in accordance with an agreement to lease approximately 63,500 square feet of general office, laboratory, and administrative space in Austin, Texas. The term of the lease agreement is six years, from April 1, 2000 through April 15, 2006, and represents a lease commitment of $1.8 million per year through the lease term.

Our final assembly and test facility of approximately 15,550 square feet is also located in Austin, Texas. The lease agreement on this facility expires in April 2006.

On August 1, 2002, the Company abandoned 18,180 square feet of its headquarter facility pursuant to the execution of our business restructuring plan. The site consolidation resulted in a $2.1 million facility lease loss charge, of which $1.8 million relates to the base rent and fixed operating expenses of the vacated space through the end of the lease term on April 15, 2006.

During fiscal 2004, the Company renegotiated the terms of its headquarters lease to relinquish approximately 4,700 square feet of office space.

In conjunction with entering into the lease agreement, Crossroads signed an unconditional, irrevocable letter of credit with a bank for $100,000, which is secured by a $3.0 million line of credit. No amounts are outstanding to the bank as of October 31, 2004.

Pursuant to the terms of the Company’s acquisition of Teracruz, Inc. assets on October 29, 2004, the Company assumed a lease of approximately 3,919 square feet in Huntsville, Alabama, which expires in July 2007. This facility is currently being used for engineering purposes.

The minimum annual future payments under the terms of these leases and other commitments at October 31, 2004 are as follows (in thousands):

Fiscal Year	Operating Leases	NexQL Loan Facility	Sub-Leases	Net Amounts Due
2005	$2,088	$1,163	$(306)	$2,945
2006	1,027	—	(92)	935
2007	47	—	—	47
Thereafter	—	—	—	—

	$3,162	$1,163	$(398)	$3,927

Legal Proceedings

Intellectual Property Litigation

On October 17, 2003, the Company filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of the Company’s patents, U.S. Patent No. 5,941,972 (the ’972 Patent) and U.S. Patent

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 6,425,035 (the ’035 Patent), with some of Dot Hill’s products. Subsequently, Dot Hill filed an answer denying infringement and alleging the ’972 and ’035 Patents are invalid and unenforceable. Dot Hill had filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill’s products at issue in the litigation. In response, FalconStor had also denied infringement and alleged the ’972 and ’035 Patents are invalid and unenforceable. On August 18, 2004, FalconStor and Crossroads settled their claims against one another. The settlement included an upfront license fee from FalconStor to Crossroads and a cross-license of patents between the parties. In the continuing litigation against Dot Hill, Crossroads plans to vigorously defend its patents against all counterclaims.

Securities Class Action Litigation

The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendants’ favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, the Company reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, the Company’s directors-and-officers insurance carriers agreed to pay $3.35 million and the Company agreed to pay $1.0 million. As of October 31, 2004, the Company has accrued $1.0 million related to the proposed settlement of our consolidated securities class action suit. Any changes in threatened or pending litigation could result in revisions to the Company’s estimates of the potential liability and could materially impact the results of operations and financial position.

Other

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that, other than the matters described above, there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows. If the Company reduces or cancels production orders with its third party contract manufacturer, the Company may be required to reimburse its contract manufacturer for materials purchased on its behalf in the normal course of business.

Employment Contracts

The Company has entered into an Employment Agreement with its President and Chief Executive Officer. The CEO is employed on an “at will” basis and may be terminated at any time, with or without cause.

The Company also entered into Severance Benefit Plans with some executive officers. Pursuant to the terms of these plans, to the extent these executive officers are terminated prior to a change of control involving the Company (i) they will receive a cash payment equal to one month of salary for each quarter of service they have provided to the Company, up to a maximum of twelve months salary and (ii) the vesting of all options held by such executive officer will accelerate by a period of one year.

During fiscal 2004, upon the transition of the former Chief Financial Officer, the Company recorded approximately $0.2 million of general and administrative expense relating to the acceleration of stock options and the payment of severance.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NexQL Commitment

The Company entered into certain strategic agreements to provide a total of up to $2.5 million in debt and equity financing to NexQL, a development stage company. Under the terms of these agreements, the Company has an exclusive right, but not an obligation, to purchase NexQL. If the Company chooses to exercise this right, the purchase would be subject to various conditions, including the amount and type of consideration. Depending upon the structure of the purchase, one condition could be the need to obtain Crossroads’ stockholder approval. The exclusive right to purchase NexQL will lapse at various times after NexQL completes certain milestones. The Company has tentatively agreed to extend the loan facility up to an additional $2.0 million to further fund the operations of NexQL, subject to negotiation of definitive documents.

11.	STOCKHOLDERS’ EQUITY

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

During the fiscal second quarter of 2003, the Company elected to retire all outstanding shares of treasury stock. Therefore, as of October 31, 2004, there was no treasury stock outstanding.

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

The Company accepted approximately 498,806 options for cancellation and exchange, which equals approximately 10.7% of the total number of options eligible for exchange. While the executive officers and members of the board of directors were eligible to participate in the exchange program, none of them elected to participate in the program. The Company granted 97,601 new options on August 12, 2003 after taking into consideration employee terminations since the cancellation date. The exercise price per share of the new options is $1.85, which is equal to the closing price of the Company’s common stock on The NASDAQ National Market on August 12, 2003. Crossroads did not record any compensation expense as a result of the exchange program.

12.	STOCK INCENTIVE/PURCHASE PLANS

1999 Stock Incentive Plan

The 1999 Stock Incentive Plan (the “1999 Plan”) is the successor program to the Company’s 1996 Stock Option/Stock Issuance Plan (the “1996 Plan”). The 1999 Plan became effective in October 1999. At that time, all

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding options under the 1996 Plan transferred to the 1999 Plan, and no further options will be granted under the 1996 Plan.

The 1999 Plan provides for a maximum number of common shares to be issued of 10,838,160. Accordingly, the Company has reserved a sufficient number of shares of common stock to permit exercise of options or issuance of common shares in accordance with the terms of the 1999 Plan. The shares reserved under the 1999 Plan will automatically increase on the first trading day in January of each calendar year, beginning with calendar year 2001, by an amount equal to four percent (4%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares. Non-Statutory stock options may be granted to Company employees, members of the board, and consultants at the exercise price determined by the board of directors or by the Company’s compensation committee. Options granted under the plan may have a term of no more than 10 years.

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

The following tables summarize stock option activity under all of the Plans for all periods presented (in thousands, except share and per share data ):

	For the Years Ended October 31,
	2002		2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding shares at the beginning of period	4,396,063	$11.16	5,389,385	$5.64	4,662,758	$2.89
Granted	3,306,837	2.46	2,743,883	1.21	1,460,610	1.25
Exercised	(94,547)	1.08	(639,138)	0.70	(246,600)	1.51
Forfeited	(2,218,968)	12.03	(2,831,372)	6.97	(725,836)	2.80

Outstanding shares at the end of period	5,389,385	$5.64	4,662,758	$2.89	5,150,932	$2.72

Options exercisable at the end of period	2,744,818	$6.57	2,531,844	$3.32	3,217,836	$3.18

	For the Years Ended October 31,
	2002	2003	2004
Weighted average grant-date fair value of options granted:
Exercise price equal to the market price of stock on the grant date:
Aggregate value	$4,969	$2,345	$1,777

Per share value	$1.84	$1.16	$1.26

Exercise price less than the market price of stock on the grant date:
Aggregate value	$1,797	$968	$62

Per share value	$2.06	$0.64	$1.16

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2003 and 2004: no dividend yield; risk-free interest rate of 3.87%, 2.66% and 2.96%, respectively; expected volatility of 105%, 100% and 87%, respectively; expected lives of four years.

The option valuation models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following table summarizes information with respect to stock options outstanding under all plans at October 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.23 - $ 0.23	13,125	3.5	$0.23	13,125	$0.23
$ 0.50 - $ 0.71	328,933	1.0	$0.69	320,381	$0.69
$ 0.79 - $ 1.14	351,523	2.6	$0.91	309,657	$0.89
$ 1.23 - $ 1.82	1,841,835	8.5	$1.47	1,025,413	$1.52
$ 1.85 - $ 2.76	1,854,894	7.5	$2.38	852,191	$2.45
$ 3.03 - $ 3.54	94,920	7.7	$3.25	43,149	$3.38
$ 4.56 - $ 6.49	541,402	6.5	$5.17	533,620	$5.16
$ 6.94 - $10.00	64,980	5.1	$8.18	60,980	$8.21
$11.25 - $13.81	5,530	5.8	$12.64	5,530	$12.64
$18.00 - $18.00	1,650	4.9	$18.00	1,650	$18.00
$39.88 - $39.88	33,140	5.6	$39.88	33,140	$39.88
$64.88 - $70.63	19,000	5.4	$66.09	19,000	$66.09

$ 0.23 - $70.63	5,150,932	6.9	$2.72	3,217,836	$3.18

The 1999 Plan includes change in control provisions that may result in the accelerated vesting of outstanding option grants and stock issuances.

Stock Bonus Incentive Program

The Company entered into agreements with certain employees, which resulted in 1,008,034 and 215,067 of outstanding shares of restricted common stock at $0 per share as of October 31, 2003 and 2004, respectively. The initial grants relating to these agreements were 372,586 and 1,501,126 as of October 31, 2002 and October 31, 2003, resulting in deferred stock-based compensation of approximately $1.2 million and $1.0 million. No grants were made during fiscal 2004. This deferred stock-based compensation is being amortized to expense as the restrictions on the shares of common stock lapse. The restrictions generally lapse in individual tranches over a two-year period, assuming continued employment of the recipient. However, the lapsing of these restrictions may

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be accelerated in accordance with the original agreements if the recipient meets certain predefined individual performance objectives and/or the Company accomplishes specific predefined entity wide goals. During fiscal year 2004, approximately 747,000 shares were issued due to the lapse of restrictions.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) became effective immediately upon the effective date of the Company’s initial public offering. The ESPP is designed to allow eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The ESPP Plan was amended beginning with the June 1, 2004 purchase period. As of January 3, 2005, the Company has reserved 746,269 shares of common stock for issuance under the ESPP. The reserve will automatically increase on the first trading day of January in each calendar year, beginning in calendar year 2001, by an amount equal to one percent (1%) of the total number of outstanding shares of common stock on the last trading day of December in the prior calendar year. In no event in this plan will any such annual increase exceed 250,000 shares.

Eligible employees may contribute up to 15% of his or her base salary through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% of the fair market value per share on the participant’s entry date into the eligible offering period or, if lower, 85% of the fair market value per share on the semi-annual, purchase date. Semi-annual purchase dates will occur on the last business day of May and November each year. However, no more than 187,500 shares may be purchased in total by all participants on any one semi-annual purchase date.

Should the Company be acquired by merger, sale of substantially all of our assets or more than fifty percent of its voting securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition. The purchase price will be equal to 85% of the market value per share on the participant’s entry date into the offering period in which an acquisition occurs or, if lower, 85% of the fair market value per share immediately prior to the acquisition.

The ESPP will terminate no later than the last business day of November 2009. The board may at any time amend, suspend or discontinue the ESPP. However, certain amendments may require stockholder approval.

13.	INCOME TAXES

As of October 31, 2003 and 2004, the Company had federal net operating loss carryforwards of approximately $76.1 million and $82.7 million, respectively, and research and experimentation tax credit carryforwards of approximately $1.6 and $2.1 million, respectively. The Company’s net operating loss carryforward is subject to a limitation on its utilization.

The components of the net deferred tax amounts recognized in the accompanying balance sheets are as follows (in thousands):

	October 31,
	2003	2004
Deferred tax assets:
Net operating losses	$28,894	$31,387
Inventory and other reserves	8,771	9,001
Basis of property and equipment	1,014	652
Research and experimentation credit	1,577	2,065

Net deferred tax assets before valuation allowance	40,256	43,105
Valuation allowance	(40,256)	(43,105)

Net deferred tax asset	$—	$—

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against the otherwise recognizable net deferred tax asset.

The Company’s provision for income taxes for 2003 consists of approximately $310,000 of withholdings on income generated in a foreign country. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to the net loss before income taxes as a result of the following (in thousands):

	Year Ended October 31,
	2002	2003	2004
Tax benefit at statutory rate of 34%	$8,666	$2,192	$2,162
Research and experimentation credit	445	381	488
Non-deductible goodwill	(297)	(58)	—
Foreign withholdings	—	310	—
Other	634	599	199
Net increase in valuation allowance	(9,448)	(3,114)	(2,849)

	$—	$310	$—

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Certain of the Company’s operating losses that can be utilized in any one taxable year for federal tax purposes may be limited by one or more such ownership changes. For federal income tax purposes, net operating loss carryforwards begin to expire in 2011.

14.	RELATED PARTY TRANSACTIONS

In July 2000, the Company loaned an employee of the Company $50,000 for personal reasons, not equity related, in exchange for a full recourse promissory note due in full, with accrued interest, in 2 years or upon the date in which the employee ceases to remain in service. The note accrues interest at 10.5% per year, compounded semi-annually. The principal and accrued interest was due in one lump sum on July 1, 2002. The terms on this note were extended to July 1, 2004 and the note is currently past due. The balance of approximately $78,000 was reserved in fiscal 2004 through a charge to general and administrative expense, as collection of the note was uncertain. As of October 31, 2004, the collectibility of the note remains uncertain.

In fiscal 2004, due to the transition of the Company’s former Chief Financial Officer, the Company accelerated 26,250 options to be immediately vested as of August 27, granted 28,882 additional shares as a stock bonus award, and agreed to pay one year of severance. As a result, the Company recorded approximately $0.2 million of general and administrative expense.

15.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company did not make any interest payments during fiscal years 2002, 2003 and 2004.

Cash paid for taxes totaled approximately $114,000, $436,000 and $374,000 during fiscal years 2002, 2003 and 2004, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the Savings Plan. The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan. The Company made no matching contributions under any plan for the years ended October 31, 2002, 2003 and 2004.

17.	STOCKHOLDER RIGHTS PLAN

On August 21, 2002, the Company’s Board of Directors approved, adopted and entered into a Stockholder Rights Plan (“Rights Plan”). The Rights Plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire the Company, nor was the Company aware of any such efforts at the time of adoption.

The Rights Plan is designed to enable the Company’s stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire the Company. Adoption of the Rights Plan is intended to deter coercive takeover tactics including the accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

Under the Rights Plan, the Company declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on September 3, 2002 (the “Rights”). Each Right initially entitles stockholders to purchase one unit of a share of the Company’s preferred stock at $12 per share. However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company’s common stock while the Rights Plan remains in place, then, unless the Rights are redeemed by the Company for $0.01 per right, all Rights holders except the acquirer will be entitled to acquire the Company’s common stock at a significant discount. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover. The Rights will expire on September 3, 2012.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-85505) (the “IPO Registration Statement”) and incorporated herein by reference)

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement and incorporated herein by reference)

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement and incorporated herein by reference)

4.2*	Rights Agreement, dated as of August 21, 2002, by and between Registrant and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (field as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated August 21, 2002 and incorporated herein by reference)

4.3*	Warrant to Purchase Common Stock (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 29, 2004 and incorporated herein by reference)

10.1*+	Form of Indemnity Agreement between Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement and incorporated herein by reference)

10.2*+	Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement and incorporated herein by reference)

10.3*+	First Amendment of Crossroads Systems, Inc. 1999 Employee Stock Purchase Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004 and incorporated herein by reference)

10.4*+	Crossroads Systems, Inc. Amended and Restated 1999 Stock Incentive Plan (filed as Exhibit 99 (d)(2) to the Registrant’s Schedule TO/I (SEC File No. 5-57603) and incorporated herein by reference)

10.5*	OEM Agreement dated April 23, 1998 by and between Registrant and Storage Technology Corporation (filed as Exhibit 10.5 to the IPO Registration Statement and incorporated herein by reference)(Confidential Treatment was granted as to this exhibit)

10.6*	Loan Modification Agreement dated December 31, 2000 by and between Registrant and Silicon Valley Bank (filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and incorporated herein by reference)

10.7*	Office Building Lease dated October 8, 1999 by and between Registrant and Maplewood Associates, L.P. (filed as Exhibit 10.15 to the IPO Registration Statement and incorporated herein by reference)

10.8*+	Fiscal Year 2003 Stock Bonus Incentive Program Letter Agreement, dated November 4, 2002 from Registrant to Rob Sims (filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and incorporated herein by reference)

10.9*+	Employment Agreement dated as of October 13, 2003 between Registrant and Rob Sims (filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference)

10.10*+	Letter Agreement dated June 14, 2004 by and between Registrant and Rob Sims (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 and incorporated herein by reference)

Exhibit Number	Description
10.11*+	Letter Agreement Regarding Severance Offer and General Release dated August 27, 2004 by and between Registrant and Andrea Wenholz (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 27, 2004 and incorporated herein by reference)

10.12*+	Employment Offer Letter Agreement dated October 8, 2004 by and between the Registrant and Richard Sorenson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 12, 2004 and incorporated herein by reference)

10.13+	Form of Letter Agreement regarding Severance Benefit Plan by and between Registrant and each of its executive officers

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained on Part IV of this Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Incorporated herein by reference to the indicated filing

+	Confidential treatment previously granted