Form 10-Q
period 2005-01-31
CROSSROADS SYSTEMS INC
filed 2005-03-17
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 000-30362

CROSSROADS SYSTEMS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	74-2846643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8300 NORTH MOPAC EXPRESSWAY

AUSTIN, TEXAS 78759

(Address of Registrant’s principal executive offices, including zip code.)

(512) 349-0300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

As of March 15, 2005 Registrant had outstanding 26,115,649 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JANUARY 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	OCTOBER 31, 2004	JANUARY 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,951	$9,353
Short-term investments	14,586	16,187

Total cash, cash equivalents and short-term investments	28,537	25,540

Accounts receivable, net of allowance for doubtful accounts of $126 and $109, respectively	2,581	2,523
Inventories, net	1,160	1,239
Prepaids and other current assets	669	762

Total current assets	32,947	30,064

Property and equipment, net	2,909	2,697
Intangible, net	809	742
Other assets	104	70

Total assets	$36,769	$33,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,901	$1,725
Accrued expenses	3,432	3,193
Accrued warranty costs	508	463
Deferred revenue	1,262	1,300

Total current liabilities	7,103	6,681

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 175,000,000 shares authorized, 25,439,181 and 25,906,649 shares issued and outstanding, respectively	25	26
Additional paid-in capital	183,472	183,727
Deferred stock-based compensation	—	—
Accumulated deficit	(153,831)	(156,861)

Total stockholders’ equity	29,666	26,892

Total liabilities and stockholders’ equity	$36,769	$33,573

See accompanying notes to unaudited condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED JANUARY 31,
	2004	2005
Revenue:
Product	$4,941	$2,520
Royalty and other	2,184	2,171

Total revenue	7,125	4,691

Cost of revenue:
Product	2,479	1,612
Royalty and other	36	35

Total cost of revenue	2,515	1,647

Gross profit	4,610	3,044

Operating expenses:
Sales and marketing	1,140	910
Research and development	3,021	4,038
General and administrative	1,382	1,304
NexQL research and development	270	—
Business restructuring	(52)	(92)
Amortization of intangibles	—	67

Total operating expenses	5,761	6,227

Loss from operations	(1,151)	(3,183)

Other income, net	121	153

Net loss	$(1,030)	$(3,030)

Basic and diluted net loss per share	$(0.04)	$(0.12)

Shares used in computing basic and diluted net loss per share	24,699,222	25,708,764

See accompanying notes to unaudited condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED JANUARY 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(1,030)	$(3,030)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	711	562
Business restructuring expenses	(52)	(92)
Amortization of intangibles	—	67
Impairment charge on investment in privately-held company	270	—
Loss on disposal of fixed assets	—	6
Stock-based compensation	60	12
Provision for doubtful accounts receivable	30	(27)
Provision for excess and obsolete inventory	59	31
Changes in assets and liabilities:
Accounts receivable	(120)	85
Inventories	63	(111)
Prepaids and other current assets	233	(94)
Accounts payable	762	(39)
Accrued expenses and other	(379)	(118)

Net cash provided by (used in) operating activities	607	(2,748)

Cash flows from investing activities:
Purchase of property and equipment	(217)	(355)
Purchase of held-to-maturity investments	(3,002)	(2,601)
Maturity of held-to-maturity investments	8,957	1,000
Investment in privately-held company	(270)	—

Net cash provided by (used in) investing activities	5,468	(1,956)

Cash flows from financing activities:
Proceeds from issuance of common stock	350	244
Change in book overdraft	(397)	(138)

Net cash provided by (used in) financing activities	(47)	106

Net increase (decrease) in cash and cash equivalents	6,028	(4,598)
Cash and cash equivalents, beginning of period	14,707	13,951

Cash and cash equivalents, end of period	$20,735	$9,353

See accompanying notes to unaudited condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Crossroads Systems, Inc. (Crossroads or the Company) and its wholly-owned subsidiaries. Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is a leading global provider of connectivity for storage networking solutions. Crossroads sells its products and services primarily to leading storage system and server original equipment manufacturers, distributors, system integrators and storage service providers. The Company continues to consolidate the balance sheet, statements of operations and cash flows of NexQL Corporation (NexQL), a variable interest entity (VIE). The Company defines its operations as two distinct businesses: device controllers and network solution appliances.

The accompanying financial data as of January 31, 2005 and for the three months ended January 31, 2004 and 2005, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2004, included in our Annual Report on Form 10-K.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. Certain amounts in prior periods may have been reclassified to conform to the current presentation.

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

Consolidation of Variable Interest Entities

Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)), was issued in December 2003. The Company adopted FIN 46(R) effective April 30, 2004, and consolidated NexQL in its reported financial results. For additional information regarding NexQL see Note 6 of our Annual Report on Form 10-K.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Deferred Revenue

NexQL entered into a Master Reseller Agreement (Agreement) on July 30, 2004 with a reseller in Europe. Subject to the terms of the Agreement, NexQL has assigned specific customer accounts exclusively to the reseller for an initial fee of $50,000. In August 2004, NexQL delivered product simulators to the reseller and has collected $950,000 for the simulators and $50,000 for the Agreement. Crossroads will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and the fee is fixed or determinable. Securities and Exchange Commission Staff Accounting Bulletin No. 104-”Revenue Recognition” requires the Company to be able to estimate returns and warranty expenses prior to recognizing revenue. Since NexQL has no history selling their products, we are not able to estimate returns and warranty expense at this time. Revenue from sales of products prior to the time we are able to estimate returns and warranty expense will be deferred. As of January 31, 2005 the entire $1.0 million remained deferred.

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

Stock-Based Compensation

As of January 31, 2005, the Company has one employee stock-based compensation plan, which is described more fully in Note 12 of our Annual Report on Form 10-K. Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period.

The Company allocates stock-based compensation to specific line items within the condensed consolidated statements of operations based on the classification of the employees who receive the benefit. Stock-based compensation was recorded as follows (in thousands):

	THREE MONTHS ENDED JANUARY 31,
	2004	2005
Cost of revenue	$1	$—
Sales and marketing	—	—
Research and development	21	—
General and administrative	38	12

Total stock-based compensation	$60	$12

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to employee stock-based compensation (in thousands, except share data):

	THREE MONTHS ENDED JANUARY 31,
	2004	2005
Net loss, as reported	$(1,030)	$(3,030)
Stock-based employee compensation expense included in reported net loss	60	12
Stock-based employee compensation expense determined under fair value based method for all awards	(3,614)	(327)

Pro forma net loss	$(4,584)	$(3,345)

Net loss per share:
Basic and diluted - as reported	$(0.04)	$(0.12)
Basic and diluted - pro forma	$(0.19)	$(0.13)

2. INVENTORIES

Inventories, net consist of the following (in thousands):

	OCTOBER 31, 2004	JANUARY 31, 2005
Raw materials	$1,109	$1,327
Work-in-process	—	52
Finished goods	584	403

	1,693	1,782
Less: Allowance for excess and obsolete inventory	(533)	(543)

	$1,160	$1,239

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The percentage of sales to significant customers was as follows:

	THREE MONTHS ENDED JANUARY 31,
	2004	2005
HP	46.3%	54.7%
StorageTek	31.1%	31.3%
EMC	14.7%	0.0%

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

4. BUSINESS COMBINATIONS

Purchase Acquisition

During the fourth quarter of fiscal 2004, the Company completed an asset acquisition of Teracruz, Inc. (Teracruz), to add application acceleration and monitoring technology. The acquisition was accounted for as a purchase transaction. For additional information regarding the asset acquisition of Teracruz, Inc. see Note 6 of our Annual Report on Form 10-K.

The purchase price of the transaction was allocated to the acquired assets based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets. The allocation is subject to change as additional information is received.

The following table presents details of the purchased intangible assets acquired during fiscal 2004 as part of the Teracruz asset acquisition and represents the balance at January 31, 2005 (in thousands, except number of years):

	January 31, 2005
	Amortization Period (Years)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Workforce in place	3	$98	(8)	$90
Technology	3	711	(59)	652

Total intangible assets		$809	$(67)	$742

The future amortization expense for the next three years is as follows (in thousands):

Fiscal Year	Amount
2005	$203
2006	270
2007	269

Total	$742

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NEXQL

During the first fiscal quarter of 2004, the Company entered into a strategic relationship with NexQL, a privately-held development stage enterprise in the data management industry. Pursuant to certain agreements with NexQL, the Company may provide NexQL with up to $1.5 million under a loan facility, over a discretionary time period, and will make an equity investment of $1.0 million. As of January 31, 2005 the Company had invested $1.0 million in NexQL and loaned approximately $1.2 million to NexQL. The Company has agreed in principle to amend the existing agreements with NexQL, subject to the completion and execution of definitive documents. See Note 8 Commitments and Contingencies – NexQL Commitment. The investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize.

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

As a result of the Revised Interpretations, under FIN 46R rules, the operating results of NexQL were accounted for on the equity method for the three months ended January 31, 2004 and the six months ended April 30, 2004. The company began consolidating the statements of operations and cash flows of NexQL beginning May 1, 2004, the beginning of the Company’s third fiscal quarter of 2004.

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

Crossroads did not record any amounts as revenue related to NexQL for the three months ended January 31, 2004 or 2005. Net operating expenses and net loss attributable to NexQL for the three months ended January 31, 2004 and 2005 were approximately $0.3 million and $0.7 million, respectively. Overall results were significantly impacted as a result of our investment in NexQL and adoption of FIN 46R.

5. SEGMENT INFORMATION

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in two reportable industry segments: device controllers and network solution appliances. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon product type. For the three months ended 2005, the network solution appliances segment is comprised of NexQL and the assets acquired from Teracruz. The Company did not operate in reportable industry segments during the three months ended January 31, 2004.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following presents selected financial information for the three months ended January 31, 2005 by product type (in thousands):

	DEVICE CONTROLLERS	NETWORK SOLUTION APPLIANCES	CONSOLIDATED
Total revenue	$4,691	$—	$4,691

Net loss	$(2,014)	$(1,016)	$(3,030)

Total assets	$32,315	$1,258	$33,573

6. BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

In May 2002, the Company completed a restructuring plan that reduced its workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down its infrastructure and to consolidate operations.

Components of business restructuring expenses and the remaining restructuring accruals as of January 31, 2005 are as follows (in thousands):

Facility Lease Abandonment
Balance as of October 31, 2004	$339

Cash activity	(77)
Non-cash activity	(92)

Balance as of January 31, 2005	$170

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

In total, the Company has reduced its restructuring accrual by approximately $0.2 million during the three months ended January 31, 2005, principally for rent payments to be received over the next twelve months of the remaining sublease terms. As the Company entered into the last twelve months of these subleases, the Company will no longer reduce the restructuring accrual for rent payments to be received, though the Company continues to assess recoverability of these sublease payments on a quarterly basis.

The Company has substantially completed its restructuring efforts initiated in conjunction with the restructuring announcement made during fiscal 2002; however, there can be no assurance that future restructuring efforts will not be necessary.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. LINE OF CREDIT

The Company carries a line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit will mature on June 14, 2005. As of October 31, 2004 and January 31, 2005, there were no borrowings outstanding under this revolving line of credit.

8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through July 31, 2007. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $100,000, which is secured by the $3.0 million line of credit. Future minimum lease payments under all non-cancelable operating leases as of January 31, 2005 were approximately $2.8 million. In addition to base rent on its facilities lease, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

GUARANTEES AND PRODUCT WARRANTIES

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The disclosure requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees issued before December 31, 2002. The Company’s guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

It is the Company’s policy to repair or replace products that have been authorized for repair or replacement by the Company’s customers. The Company maintains a reserve for the estimated costs of such repairs or replacements and adjusts the reserve based on historical sales volumes as well as actual costs incurred. The Company warrants products for a period from 12 to 39 months following the sale of its products.

Activity in the accrued warranty costs during the nine months ended January 31, 2004 and 2005 was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Three months ended January 31, 2004
Warranty reserve	$802	$—	$(23)	$779

Three months ended January 31, 2005
Warranty reserve	$508	$(29)	$(16)	$463

LEGAL PROCEEDINGS

Intellectual Property Litigation

On October 17, 2003, the Company filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of the Company’s patents, U.S. Patent No. 5,941,972 (the ’972 Patent) and U.S. Patent No. 6,425,035 (the ‘035 Patent), with some of Dot Hill’s products. Subsequently, Dot Hill filed an answer denying infringement and

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

alleging the ‘972 and ‘035 Patents are invalid and unenforceable. Dot Hill had filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill’s products at issue in the litigation. In response, FalconStor had also denied infringement and alleged the ‘972 and ‘035 Patents are invalid and unenforceable. On August 18, 2004, FalconStor and Crossroads settled their claims against one another. The settlement included an upfront license fee from FalconStor to Crossroads and a cross-license of patents between the parties. In the continuing litigation against Dot Hill, Crossroads plans to vigorously defend its patents against all counterclaims.

Securities Class Action Litigation

The Company and several of its officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendants’ favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, the Company reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, the Company’s directors-and-officers insurance carriers agreed to pay $3.35 million and the Company agreed to pay $1.0 million. On February 14, 2005, the Court entered into an order preliminarily approving the settlement, certifying the class for settlement purposes and providing for notice. The Court has set a hearing on the settlement on July 11, 2005. As of January 31, 2005, the Company has accrued $1.0 million related to the proposed settlement of our consolidated securities class action suit. Any changes in threatened or pending litigation could result in revisions to the Company’s estimates of the potential liability and could materially impact the results of operations and financial position.

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

NEXQL COMMITMENT

In December 2003, the Company entered into a strategic agreement with NexQL, a development stage company, in which, among other things, Crossroads agreed to provide a total of up to $2.5 million in debt and equity financing to NexQL. These funding obligations were satisfied in February 2005. One of these agreements granted the Company an exclusive right, but not an obligation, to purchase NexQL. If the Company chooses to exercise this right, the purchase would be subject to various conditions, including the amount and type of consideration. Depending upon the structure of the purchase, one condition could be the need to obtain Crossroads’ stockholder approval. The exclusive right to purchase NexQL will lapse at various times after NexQL completes certain milestones. The Company has agreed in principle to amend the existing agreements with NexQL, subject to the completion and execution of definitive documents. The material terms of the relationship will be:

•	The Company has agreed to convert $1,501,321 in debt owed by NexQL into shares of NexQL common stock equal to approximately 27% of the total outstanding capital stock of NexQL;

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	The Company has committed to lend NexQL up to an additional $2 million in cash and services, subject to customary conditions;

•	NexQL will issue the Company a secured, convertible promissory note for the amounts borrowed under this loan facility;

•	NexQL will issue the Company a warrant to purchase up to $500,000 of a future series of stock at a to-be determined price; and

•	The Company has agreed to terminate the existing acquisition option agreement with NexQL in favor of a right of first refusal to be granted to Crossroads in the event of a proposed sale of NexQL, or its stock or assets pursuant to which the Company had the right, but not the obligation, to purchase NexQL at a pre-determined price upon the completion of certain revenue milestones by NexQL.

9. NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted net loss per share is computed by dividing the loss to common stockholders by the weighted average number of common shares outstanding for the period, less shares subject to repurchase. Diluted loss per share is equivalent to basic loss per share because all common stock equivalents are antidilutive for all periods presented.

Common stock equivalents consist of outstanding stock options. The total number of outstanding stock options excluded from the calculations of diluted net loss per common share was 4,905,571 and 5,109,364 as of January 31, 2004 and 2005, respectively.

10. SUBSEQUENT EVENTS

On February 15, 2005, the Company appointed Valerie H. Savage, 48, as its Interim Chief Financial Officer, to serve pursuant to the terms of a consulting agreement. Ms. Savage will also serve as the Company’s principal financial officer and principal accounting officer.

On February 16, 2005, the Company’s Audit Committee engaged Helin, Donovan, Trubee & Wilkinson, LLP (HDT&W) to serve as its independent public accountants and dismissed the Company’s former independent accountants, KPMG LLP. The change in auditors was effective February 17, 2005. HDT&W will audit the Company’s financial statements for the fiscal year ending October 31, 2005.

On March 10, 2005, the Company’s board of directors approved a restructuring plan to reduce the Company’s workforce by approximately 20 percent throughout the company to streamline operations and re-align resources with the Company’s current strategy in targeted growth areas. The Company will recognize a charge in its second fiscal quarter as a result of this restructuring plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	we have incurred significant losses and negative cash flow, we expect future losses and we may never be profitable or maintain a consistent positive cash flow position;

•	our operating results are difficult to predict and are likely to vary significantly from quarter to quarter in the future;

•	the uncertainty regarding the timing and market acceptance of our new products and solutions, including our proposed shift to a software based business model with which we do not have substantial experience;

•	we are unable to determine at this time if we will be required in accordance with FIN 46R to consolidate our financial results with NexQL Corporation in future quarters and, if so, what the impact on our financial statements would be;

•	the loss of or significant reduction in orders from any key customers;

•	our dependence on key personnel;

•	our common stock is trading below $1.00 per share and if it trades below $1.00 per share for more than 30 consecutive trading days, our stock is at risk of being de-listed from the NASDAQ National Market;

•	we would be materially harmed if demand for our products is less than we anticipate;

•	the protocol-to-protocol conversion bridge business, the basis of our current products is declining and we would be materially harmed if the market for our current and future products fails to develop as we currently anticipate;

•	we could be materially harmed in the event of a general economic slowdown resulting in a reduction in information technology spending; and

•	other risks indicated below under the caption “Additional Factors That May Affect Future Results”.

These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included above in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on January 26, 2005. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

OVERVIEW

We are a leading provider of enterprise data routing solutions for open system storage area networks, or SANs, based on our market share of storage routers shipped. By using our storage routers to serve as the interconnect between SANs and the other devices in a computer network, organizations are able to more effectively and efficiently store, manage and ensure the integrity and availability of their data. Specifically, when used in SANs our storage routers:

•	decrease congestion in the transfer of data within a network;

•	reduce the time required to back up and restore data;

•	improve utilization of storage resources; and

•	preserve and enhance existing server and storage system investments.

Our objective is to maintain our position as a leading provider of storage routing solutions while also growing the company with new technologies. Our vision is to bring intelligent, focused solutions to the marketplace that solve specific customer problems in the area of data access, use and storage. By providing special purposed network controllers and network solutions appliances, we believe that we can achieve our vision of delivering solutions that provide “Intelligence At The Edge.” “Intelligence At The Edge” defines our approach to maximizing storage resource understanding, utilization and management through the delivery of value-add software features and functionality between storage devices and the network through specifically purposed devices that reside within the network and have a complete view of the application servers and the storage systems. This vision will require us to transform ourself from a tape device networking interface provider focusing primarily on hardware to a networking solutions company that incorporates software on specifically purposed hardware solutions.

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

In March 2005, we introduced our StrongBox family of products that deliver a set of intelligent appliances designed to operate together supporting enterprise-wide auditing, security, and analysis as well as performance monitoring, with no impact on network or application performance. To date, we have appliances installed for evaluation purposes only. At the present time, we are considering multiple options to distribute these appliances including through distributors, through sales integrators and direct sales under a subscription-based model.

Our financial results depend on our ability and the ability of our OEM partners to predict and to respond to industry-wide trends. While the quantity of online data continues to grow, the price of storage and storage networking hardware continues to decline. Data growth is outpacing information technology, or IT, spending growth. Companies are migrating towards modular, scalable systems rather than large, fixed frame systems. Companies are looking for storage systems with data management, software to help simplify data storage and reduce the total cost of ownership. Due to these changes, we believe the basic protocol to protocol conversion bridge business on which our historical operations are based is declining due to:

•	the introduction of native fibre-channel tape drives and the lowering cost of fibre switches;

•	the consolidation of bridge components into storage processors which provide the basic protocol to protocol conversion at lower cost and higher performance; and

•	the market pressures requiring the commoditization of basic connectivity.

With this challenge in mind, we began focusing on an “Intelligence At The Edge” strategy in early 2004. This strategy is designed to translate our technology leadership in fibre channel to SCSI (FC-SCSI) connectivity and expand it by developing solutions targeted at the fibre channel to SAN (FC-SAN), internet protocol to SAN (IP-SAN), and local area network (LAN) environments.

Another trend significant to our business and financial results is the decline of our business through our distribution channel. We recognize that bridge products have a short life cycle. Eventually, the technology will either adopt the bridge into its central solution, which we are seeing in our OEM opportunities, or the technology will evolve such that the bridging function is no longer required. We are approaching the end of the bridging product life cycle. As such, we have sought to offset the impact of this waning revenue stream by transforming the basic bridge into a storage controller for tape much like a disk/RAID controller does for disk.

Our reliance on OEMs, as opposed to sales through distributors or VARs, poses a challenge in visibility for revenue growth as we are subject to their product delivery schedules. This limited visibility is the primary reason it was important to restructure our storage business. In March 2005, our board of directors approved a restructuring plan to reduce its workforce by approximately 20 percent, or 23 people throughout the company, to scale down our infrastructure and to reduce the size of our storage segment’s operations. We will recognize a charge in the second fiscal quarter as a result of this restructuring plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, deferred taxes, investment in privately-held company and consolidation, warranty obligations, excess and obsolete inventories, allowance for doubtful accounts, facility lease abandonment losses associated with our restructuring, valuation of intangibles and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Judgment is required in determining our deferred tax assets and liabilities and our valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets, and our net deferred tax assets as of January 31, 2005 is zero.

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

As of January 31, 2005, we had a minority equity interest in NexQL of approximately 25% and we held one of four of NexQL’s board of director seats. Currently, NexQL has a negative equity position. If we are required to consolidate our financial results with NexQL in the future, any additional losses will impact our consolidated statement of operations. The factors used to determine how we will account for our interest in NexQL in the future makes it difficult for us to assess the impact of NexQL on our financial results in future periods.

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

Litigation. We evaluate contingent liabilities, including pending or threatened litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. As of January 31, 2005, we have accrued $1.0 million related to the proposed settlement of our consolidated securities class action suit. Any changes in threatened or pending litigation could result in revisions to our estimates of the potential liability and could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS

Our net loss for the three months ended January 31, 2004 and 2005 were $1.0 million and $3.0 million, respectively. Both a decrease in sales to EMC and our investment in NexQL had a significant impact on our current net loss. Compared to the three months ended January 31, 2004, sales to EMC decreased approximately $1.0 million during the three months ended January 31, 2005. Net operating expenses and net loss attributable to NexQL for the three months ended January 31, 2004 and 2005 were approximately $0.3 million and $0.7 million, respectively.

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue, costs of revenue and gross profit:

	THREE MONTHS ENDED JANUARY 31,
	2004	2005	Inc. / (Dec.)
	(dollars in thousands)
Total revenue	$7,125	$4,691	(34)%
Product	$4,941	$2,520	(49)%
Royalty and other	$2,184	$2,171	(1)%

Total cost of revenue	$2,515	$1,647	(35)%
Product	$2,479	$1,612	(35)%
Royalty and other	$36	$35	(3)%

Total gross profit	$4,610	$3,044	(34)%
Product	$2,462	$908	(63)%
Royalty and other	$2,148	$2,136	(1)%

Total gross profit percentage	65%	65%
Product	50%	36%
Royalty and other	98%	98%

TOTAL REVENUE

Total revenue consists of product revenue and royalty revenue. Compared to the three months ended January 31, 2004, current royalty and other revenue remained relatively flat; however, product revenue decreased approximately 49%.

A significant portion of our revenue is concentrated among a limited number of OEM customers. For the three months ended January 31, 2005, two customers represented 54.7% and 31.3%, respectively, of total revenue for a combined total of 86% of total revenue. We expect that a significant portion of our future revenue will continue to come from sales of products to a limited number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm our financial condition and results of operations.

Product Revenue

Product revenue consists of sales of our storage router and ServerAttach lines of products. Our product revenue is primarily generated from sales to our OEM partners who then sell our products to end-user customers. During the three months ended January 31, 2005, the decrease in product revenue is primarily due to a significant reduction in revenue from our OEM customers due to what we believe is a shift in the industry toward more comprehensive storage solutions. During fiscal 2004, we experienced a decrease in product revenue as a result of our transition to a royalty model for embedded products with HP. We do not anticipate that product revenue will increase until we are able to introduce new solutions to our OEMs and gain market acceptance of our new StrongBox family of products.

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

Royalty and other revenue for the three months ended January 31, 2005 remained relatively flat as compared to the comparable period in fiscal 2004 as we did not generate additional license revenue or release any new royalty based products with HP. We are currently collaborating with HP to develop and release new royalty based products in the latter half of fiscal 2005.

Given the nature of patent license agreements, the timing of license revenue is difficult to forecast and therefore is expected to cause fluctuations in royalty and other revenue. Our potential to generate patent license revenue in the future will be largely dependent upon our ability to identify and successfully pursue additional, potential licensees.

Gross Profit

Gross profit is total revenue less total cost of revenue. Total gross profit was 65% for the three months ended January 31, 2004 and 2005. Total gross profit decreased for the three months ended January 31, 2005 as compared to the same period in fiscal 2004 due to lower product revenue. Gross profit percentage was the same for both periods as a result of product mix, including the positive effect of royalty revenue, and the absence of license revenue in both periods.

Cost of product revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, third party software licenses, warranty costs and stock-based compensation. Cost of product revenue decreased 35% for the three months ended January 31, 2005 as compared to the comparable period in fiscal 2004. The decrease in cost of product revenue was attributable to decreases in demand from our OEMs. We expect cost of product revenue to fluctuate based on the introduction of new products, changes in product mix and other fluctuations in the components of cost of product revenue.

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

OPERATING EXPENSES

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel, tradeshow and advertising programs, other promotional activities and stock-based compensation expenses. The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our sales and marketing expenses:

	THREE MONTHS ENDED JANUARY 31,		Inc. / (Dec.)
	2004	2005
	(dollars in thousands)
Total Sales and marketing	$1,140	$910	(20)%
Final Headcount	21	13
% of Operating Expenses	20%	15%

Sales and marketing expenses decreased during the three months ended January 31, 2005, as compared to the same period in fiscal 2004, primarily due to decreased compensation expense resulting from a smaller sales force. During the three months ended January 31, 2005, we retained sales personnel necessary to support our product strategy in fiscal 2005. Although we decreased expenses with our March 2005 restructuring, we anticipate that sales and marketing expenses may increase as we plan to launch new products during fiscal 2005.

As a result of consolidation of NexQL’s results, we also absorbed approximately $40,000 of NexQL sales and marketing expenses for the three months ended January 31, 2005, primarily for compensation and tradeshow related costs. If NexQL’s results continue to be consolidated, we anticipate that sales and marketing expenses related to NexQL would increase in the future with further product introduction and development.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related costs, product development costs and stock-based compensation expenses. The following sets forth, for the periods indicated, a year-over-year comparison of the key components of our research and development expenses:

	THREE MONTHS ENDED JANUARY 31,		Inc. / (Dec.)
	2004	2005
	(dollars in thousands)
Total Research and development	$3,021	$4,038	34%
Final Headcount	68	89
% of Operating Expenses	52%	65%

Research and development expenses increased for the three months ended January 31, 2005, as compared to the same period in fiscal 2004, due to increased compensation expense to support the development and testing of new products to be introduced in fiscal 2005. Although we decreased expenses with our March 2005 restructuring, we anticipate that research and development expenses may increase as we continue the development of our StrongBox family of products and expand our product offerings during fiscal 2005.

As a result of consolidation of NexQL’s results, we also absorbed approximately $0.6 million of NexQL research and development expenses for the three months ended January 31, 2005, primarily for compensation and prototype related costs. If NexQL’s results continue to be consolidated, we anticipate that research and development costs related to NexQL would increase as they continue to progress through various product development stages.

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

	THREE MONTHS ENDED JANUARY 31,
	2004	2005	Inc. / (Dec.)
	(dollars in thousands)
Total General and administrative	$1,382	$1,304	(6)%
Final Headcount	19	24
% of Operating Expenses	24%	21%

The decrease in general and administrative expenses for the three months ended January 31, 2005, as compared to the same period in fiscal 2004, was primarily due to a decrease in professional fees. We anticipate that general and administrative expenses may decrease throughout the remainder of fiscal 2005 as we have outsourced our human resources activities, restructured our workforce and changed our auditors in an effort to reduce general and administrative costs.

As a result of consolidation of NexQL’s results, we also absorbed approximately $32,000 of NexQL general and administrative expenses for the three months ended January 31, 2005, primarily for compensation, legal and insurance related costs. If NexQL’s results continue to be consolidated, we anticipate that general and administrative costs related to NexQL would increase as the development company continues to mature.

NexQL

During the first fiscal quarter of 2004, we entered into a strategic relationship with NexQL, a privately-held development stage company. Pursuant to certain agreements with NexQL, we have invested $1.0 million to purchase NexQL common stock and have provided NexQL with an additional $1.5 million under a loan facility. Through January 31, 2005 we have loaned NexQL approximately $1.2 million. We also have an exclusive right, but not an obligation, to purchase NexQL. If we choose to exercise this right, the purchase would be subject to various conditions, including the amount and type of consideration. Depending upon the structure of the purchase, one condition could be the need for us to obtain stockholder approval. The exclusive right to purchase NexQL will lapse at various times after NexQL completes certain milestones.

We have agreed in principle to amend the existing agreements with NexQL, subject to the completion and execution of definitive documents. The material terms of the relationship will be:

•	We have agreed to convert $1,501,321 in debt owed by NexQL into shares of NexQL common stock equal to approximately 27% of the total outstanding capital stock of NexQL;

•	We have committed to lend NexQL up to an additional $2 million in cash and services, subject to customary conditions;

•	NexQL will issue us a secured, convertible promissory note for the amounts borrowed under this loan facility;

•	NexQL will issue us a warrant to purchase up to $500,000 of a future series of stock at a to-be determined price; and;

•	We have agreed to terminate the existing acquisition option agreement with NexQL, in favor of a right of first refusal to be granted to us in the event of a proposed sale of NexQL, or its stock or assets, pursuant to which we had the right, but not the obligation, to purchase NexQL at a pre-determined price upon the completion of certain revenue milestones by NexQL.

In connection with the adoption of the Revised Interpretations of FIN 46 (FIN 46R), we concluded that NexQL is a VIE and that we are the primary beneficiary. Under FIN 46R transition rules, the operating results of NexQL were accounted for on the equity method for the three months ended January 31, 2004 and the six months ended April 30, 2004. The Company consolidated the statements of operations and cash flows of NexQL beginning May 1, 2004, the beginning of our third fiscal quarter of 2004.

Crossroads did not record any amounts as revenue related to NexQL for the three months ended January 31, 2004 or 2005. Net operating expenses and net loss attributable to NexQL for the three months ended January 31, 2004 and 2005 were approximately $0.3 million and $0.7 million, respectively. Our overall results were significantly impacted as a result of our investment in NexQL and adoption of FIN 46R. NexQL entered into a Master Reseller Agreement on January 30, 2004 with a reseller in Europe. Subject to the terms of the reseller agreement, NexQL has assigned specific customer accounts exclusively to the reseller for an initial fee of $50,000. In August 2004, NexQL delivered product simulators to the reseller and has collected $950,000 for the simulators and $50,000 for the reseller agreement. Crossroads will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. SEC Staff Accounting Bulletin No. 104, -”Revenue Recognition” requires us to be able to estimate returns and warranty expenses prior to recognizing revenue. Since NexQL has no history selling their products, we are not able to estimate returns and warranty expense. Revenue from sales of products prior to the time we are able to estimate returns and warranty expense will be deferred. As of January 31, 2005 we continued to defer the entire $1.0 million.

In accordance with the equity method, as described above, we monitored our investment in NexQL for impairment during the first two quarters of fiscal 2004 and made appropriate reductions in its carrying value and recorded an impairment charge based on the financial condition and near-term prospects of NexQL. These impairment charges are included in the caption, NexQL research and development, in the consolidated statement of operations. The impairment charge, including our percentage of losses on our investment in NexQL, was approximately $0.3 million for the three months ended January 31, 2004. Our investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize. Effective April 30, 2004, we began consolidating NexQL in accordance with FIN 46R and as a result potential additional losses from NexQL have and may continue to impact our consolidated statement of operations, which could cause substantial fluctuations in our financial results.

Business Restructuring Expenses and Asset Impairment

In May 2002, we completed a restructuring plan that reduced our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and to consolidate our operations.

Components of business restructuring expenses and the remaining restructuring accruals as of January 31, 2005 are as follows (in thousands):

Facility Lease Abandonment
Balance as of October 31, 2004	$339

Cash activity	(77)
Non-cash activity	(92)

Balance as of January 31, 2005	$170

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

In total, we reduced our restructuring accrual by approximately $0.2 million during the three months ended January 31, 2005, principally for rent payments to be received over the next twelve months of both sublease terms. As we entered into the last twelve months of these subleases, we will no longer reduce the restructuring accrual for rent payments to be received, though we continue to assess recoverability of these sublease payments on a quarterly basis.

In March, 2005, we announced plans to further restructure our organization by reducing our workforce 23 employees, or approximately 20%. As this restructuring occurred following our first fiscal quarter, the financial impact of this latest restructuring effort is not represented in this Quarterly Report as the details will be discussed more fully in our quarterly report for the second fiscal quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

	OCTOBER 31, 2004	JANUARY 31, 2005
Cash and cash equivalents	$13,951	$9,353
Short-term investments	$14,586	$16,187
Working capital	$25,844	$23,383
Current ratio	4.6:1	4.5:1
Days sales outstanding	36	49

Our principal sources of liquidity at January 31, 2005 consisted of $9.4 million in cash and cash equivalents and $16.2 million in short-term investments.

In June 2004, we renewed our line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures in June 2005. As of January 31, 2005, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

Cash utilized by operating activities for the three months ended January 31, 2005 was approximately $2.7 million. This utilization of cash for operating activities is primarily due to decreased product revenue and additional funding provided to NexQL. During the three months ended January 31, 2005, we funded NexQL approximately $0.9 million and our product gross margin decreased 63%, or approximately $1.6 million, as compared with the comparable period in fiscal 2004.

Cash utilized by investing activities was approximately $2.0 million during the three months ended January 31, 2005, primarily due to the timing of short-term investment transactions and the maturity of held-to-maturity investments, net of purchases. Our investment policy related to debt instruments places greater emphasis on the safeguarding of cash and requires investment in high quality short-term securities. Capital expenditures were approximately $0.4 million and reflect our investments in computer equipment, software, test equipment, software development tools and leasehold improvements, all of which were required to support the ongoing research and development in our technologies and expansion of our product offerings. We anticipate additional capital expenditures during the remainder of fiscal 2005, primarily to support our ongoing product development efforts.

Cash provided by financing activities was approximately $0.1 million for the three months ended January 31, 2005 as a result of approximately $0.2 million in stock option exercises less the decrease in our book overdrafts of approximately $0.1 million, due to the timing of vendor payments.

We have funded our operations to date primarily through product sales, sales of preferred stock and our initial public offering, resulting in aggregate gross proceeds to us of $98.2 million.

As of January 31, 2005, we had no long-term debt. We believe our existing cash and short-term investment balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, acquisition of companies, products or technologies, the timing of introductions of new products and enhancements to existing products, the amount of cash used to fund our stock repurchase program, and market acceptance of our products. In fiscal 2004, we entered into a technology development agreement with NexQL Corporation for the joint development of advanced data management solutions. During the term of this and other strategic agreements, we provided debt and equity funding of approximately $2.5 million to

NexQL, and have agreed in principle to extend up to an additional $2.0 million in secured, convertible debt funding. In total, we have funded $2.5 million to NexQL as of the date of this Quarterly Report. Additionally, we may enter into additional strategic arrangements or acquisitions in the future that could require us to seek additional equity or debt financing. We cannot assure that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

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

The following summarizes our contractual cash obligations as of January 31, 2005 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$2,609	$2,033	$576	$—	$—
NexQL loan facility*	192	192	—	—	—
Subleases	(347)	(347)	—	—	—

Total, net	$2,454	$1,878	$576	$—	$—

*	Pursuant to our agreements with NexQL, we may provide up to $1.5 million of the loan facility over a discretionary time period. Subject to further negotiations, we have tentatively agreed to extend the loan facility up to an additional $2.0 million, to be provided over a discretionary period of time.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement No. 123 (R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the fourth quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair –value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. We currently are evaluating the impact of Statement 123 (R) on our financial condition and results of operations.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered in evaluating Crossroads and our business. These factors include, but are not limited to the factors listed below. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us. This document is qualified in its entirety by these risk factors.

If any of the following risks actually occur, they could materially harm our business, financial condition or results of operations. In that case, the market price of our common stock could decline.

We have incurred significant losses and negative cash flow, we expect future losses and we may never be profitable or maintain a consistent positive cash flow position.

We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of January 31, 2005, we had an accumulated deficit of $156.9 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become consistently cash flow positive. Although we restructured our organization in 2002, to significantly reduce our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. We expect fluctuations in our cash flow position to continue in future quarters throughout fiscal 2005.

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

Factors, some of which are beyond our control, could cause our quarterly results to fluctuate, including:

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	timing and amount of intellectual property licenses;

•	the timing of orders from, and product integration by, our customers, particularly our OEM customers, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us;

•	the rate of adoption of SANs as an alternative to existing data storage and management systems;

•	the ongoing need for storage routing products in storage area network architectures;

•	the deferrals of customer orders in anticipation of new products, services or product enhancements from us or our competitors or from other providers of storage area network products;

•	the rate at which new markets emerge for products we are currently developing;

•	the deferrals of customer orders based on budgetary restrictions;

•	if we are required to continue to consolidate NexQL’s financial results with ours;

•	the successful launch and customer acceptance of our new products;

•	disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict;

•	increases in prices of components used in the manufacture of our products;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold; and

•	the seasonality of our product revenue.

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

We have recently announced our “Intelligence At The Edge” approach to maximizing storage resource understanding, utilization and management through the delivery of new features and functionality between storage devices and the network. The result of this new approach is our Network Solution Appliance Family of products which we plan to introduce in fiscal 2005. This new approach entails significant risks, such as new markets and new competition, and represents a fundamental shift in our business. If we are not successful in implementing this new strategy, our business will be materially and adversely affected.

We believe that our new Network Solution Appliance Family of products may require a distribution model significantly different from our traditional OEM and distribution channel business, and we may not be successful in the execution of this new strategy, including hiring a sales team to support a direct sales model.

Historically, our storage routing business has relied upon key OEM and distribution channels, and, as such, we have had limited direct contact with the end users of our products. We believe that our new Network Solution Appliance family of products will require, provide an opportunity for, direct interface with the end user, in addition to continuing to leverage our existing and new OEM relationships and channel partners. We are unable to determine the exact mix of direct sales versus indirect sales (through OEM and distribution channels), and we currently do not have a direct sales force. We believe that the hiring and training of a direct sales team will be critical to the success of this family of products in the marketplace we have limited experience in this area. If we are not successful in defining and executing the appropriate distribution model for this family of products, or in hiring and training a direct sales team that can execute our strategy, the future prospects for our business will be materially and adversely affected.

We believe the protocol-to-protocol conversion bridge business, the basis of our current products, is declining.

We believe our current business, the protocol to protocol conversion bridge business, is challenged and declining due to:

•	the introduction of native fibre-channel tape drives and the lowering cost of fibre-channel switches;

•	the consolidation of bridge components into storage processors which provide the basic protocol to protocol conversion at lower cost and higher performance; and

•	the market pressures requiring the commoditization of basic connectivity.

The protocol-to-protocol conversion bridge business is the basis for our current business and our current products. If this business is unable to overcome these challenges, revenue from sales of our current products may be stagnant or decrease. Due to our belief that our current business model is challenged, we are attempting to transform ourselves into a networking solutions company. If we are unable to successfully complete this transformation, our business will be materially and adversely affected.

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

We, and several of our officers and directors, were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendant’s favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, we reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, our directors-and-officers insurance carriers agreed to pay $3.35 million and we agreed to pay $1.0 million. On February 14, 2005, the Court entered an order preliminarily approving the settlement, certifying the class for settlement purposes and providing for notice to class members. The Court has set a hearing on the settlement on July 11, 2005.

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

In fiscal 2003, 2004, and the three months ended January 31, 2005, 75%, 84% and 86% of our total revenues, respectively, were derived from OEM customers with more than ten percent of our total sales. In fiscal 2004, HP, StorageTek and EMC represented 48%, 21% and 15% of our total revenue, respectively. Although we added EMC to our list of significant OEM customers for fiscal 2004, our operating results now and in the foreseeable future will continue to depend on sales to a limited number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

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

Our plans to introduce new products and product enhancements to market require coordination across our suppliers and manufacturers which exposes us to risks of delay or poor execution from a variety of sources.

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

We purchase Fibre Channel application specific integrated circuits and other key components for our products from sole or limited sources. To date, most of our component purchases have been made in limited volumes. As a result, if our suppliers receive excess demand for their products, we likely will receive a low priority for order fulfillment, as large volume customers will use our suppliers’ available capacity. If we are delayed in acquiring components for our products, the manufacture and shipment of our products will also be delayed, which will reduce our revenue and may result in lost sales. We generally use a rolling nine-month forecast of our future product sales to determine our component requirements. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. If we overestimate our component requirements, we may have excess inventory which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory that would delay our manufacturing and render us unable to deliver products to customers on a scheduled delivery date. We also may experience shortages of certain components from time to time, which also could delay our manufacturing. Manufacturing delays could negatively impact our ability to sell our products and damage our customer relationships.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. Moreover, we maintain a limited staff of executive management and are highly dependent on those individuals, in particular Rob Sims, our chief executive officer, to provide continuity in the execution of our growth plans. The loss of the services of any of our key employees or key management would harm our business. Additionally, our inability to attract or retain qualified personnel in the future or any delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products. The recent decline in our stock price has resulted in a substantial number of “underwater” stock options, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive. In addition, the recently announced reduction in our workforce may adversely affect the morale among our remaining employees, which may further adversely affect our ability to retain or attract qualified employees. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

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

As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. For example, in December 2003 we entered into certain strategic agreements with NexQL, a development stage company. Under the terms of these agreements, we have an exclusive right, but not an obligation, to purchase NexQL. In addition, in October 2004, we purchased application acceleration and monitoring assets which represented substantially all of the assets of Teracruz, Inc., a privately-held company located in Alabama. In connection with the purchase of the Teracruz assets, we assumed Teracruz’s lease obligation for its facility in Alabama and we hired five former Teracruz employees. We also must integrate the Teracruz assets into our future products. Any acquisitions, including any potential acquisition of NexQL, would entail a number of risks that could materially and adversely affect our business and operating results, including:

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

We are a party to several agreements with NexQL. As of January 31, 2005, we had a minority equity interest in NexQL of approximately 25% and we held one of NexQL’s four board of director seats. Our relationship with NexQL subjects us to numerous risks and uncertainties, including:

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

As of the time of this Quarterly Report, we have agreed in principle to provide up to an additional $2.0 million in the loan facility to further fund the operations of NexQL, subject to negotiation of definitive documents. At this time, NexQL is wholly dependent on us for financing and if, for whatever reason, we are unwilling or unable to continue to fund NexQL or to assist NexQL to locate another source of financing, it would materially and adversely affect NexQL and we could lose the entire value of our investment. As our investment in and relationship with NexQL is an important component of our business strategy, any adverse development that affects NexQL or our relationship with NexQL could have a material adverse effect on our strategy and accordingly would harm our business, financial results and prospects.

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

Our common stock is trading below $1.00 per share and if it trades below $1.00 per share for more than 30 consecutive trading days, our stock is at risk of being de-listed from the NASDAQ National Market.

The market price of our stock has fallen below $1.00 per share recently. If the closing bid price of our stock is below $1.00 for over 30 consecutive trading days, NASDAQ may begin proceedings to de-list our stock from The NASDAQ National Market System. De-listing could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, de-listing or the threat of de-listing could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition.

Our stock price is volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, since November 1, 2003 through March 15, 2005, the intra-day market price of our common stock as quoted on The NASDAQ Stock Market fluctuated between $0.83 and $3.81. The market price of our common stock may be significantly affected by the following factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see “Item 7A. – Qualitative and Quantitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Crossroads (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in internal control over financial reporting. During the quarter ended January 31, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Action Litigation. We and several of our officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in our favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, we reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, the our directors-and-officers insurance carriers agreed to pay $3.35 million and we agreed to pay $1.0 million. On February 14, 2005, the Court entered into an order preliminarily approving the settlement, certifying the class for settlement purposes and providing for notice to the class. The Court has set a hearing on the settlement on July 11, 2005.

Intellectual Property Litigation. On October 17, 2003, we filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of our patents, U.S. Patent No. 5,941,972 (the ’972 Patent) and U.S. Patent No. 6,425,035 (the ‘035 Patent), with some of Dot Hill’s products. Subsequently, Dot Hill filed an answer denying infringement and alleging the ‘972 and ‘035 Patents are invalid and unenforceable. Dot Hill had filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill’s products at issue in the litigation. In response, FalconStor had also denied infringement and alleged the ‘972 and ‘035 Patents are invalid and unenforceable. On August 18, 2004, FalconStor and Crossroads settled their claims against one another. The settlement included an upfront license fee from FalconStor to Crossroads and a cross-license of patents between the parties. In the continuing litigation against Dot Hill, Crossroads plans to vigorously defend its patents against all counterclaims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Securities and Exchange Commission on October 19, 1999 declared effective our registration statement on Form S-1 (File No. 333-85505) relating to the initial public offering of our common stock. As of January 31, 2005, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments, and for stock repurchases. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements such as our joint development agreement with NexQL, that are complementary to our business and product offerings. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Consulting Agreement by and between Registrant and Valerie H. Savage (filed as Exhibit 10.01 to Registrant’s Current Report on Form 8-K dated February 15, 2005 and incorporated herein by reference)

16.01	Letter from KPMG LLP to the Securities and Exchange Commission dated as of February 17, 2005 (filed as exhibit 16.01 to the Registrant’s Current Report on Form 8-K dated February 16, 2005 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer as required by Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as required by Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification required pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

March 17, 2005	/s/ Rob Sims
(Date)	Rob Sims
Chief Executive Officer
(Principal Executive Officer)

March 17, 2005	/s/ Valerie Savage
(Date)	Valerie Savage
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
10.2	Consulting Agreement by and between Registrant and Valerie H. Savage (filed as Exhibit 10.01 to Registrant’s Current Report on Form 8-K dated February 15, 2005 and incorporated herein by reference)

16.01	Letter from KPMG LLP to the Securities and Exchange Commission dated as of February 17, 2005 (filed as exhibit 16.01 to the Registrant’s Current Report on Form 8-K dated February 16, 2005 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer as required by Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as required by Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification required pursuant to Section 906 of Sarbanes-Oxley Act of 2002.