Form 10-Q
period 2005-04-30
CROSSROADS SYSTEMS INC
filed 2005-06-14
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

As of June 14, 2005 Registrant had outstanding 26,356,649 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED APRIL 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	OCTOBER 31, 2004	APRIL 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$101	$792
Short-term investments	28,436	20,513

Total cash, cash equivalents and short-term investments	28,537	21,305

Accounts receivable, net of allowance for doubtful accounts of $126 and $102, respectively	2,581	1,961
Inventories, net	1,160	1,343
Prepaids and other current assets	669	533

Total current assets	32,947	25,142

Property and equipment, net	2,909	2,478
Intangible, net	809	674
Other assets	104	72

Total assets	$36,769	$28,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,901	$1,111
Accrued expenses	3,432	2,099
Accrued warranty costs	508	398
Deferred revenue	1,262	1,240

Total current liabilities	7,103	4,848
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 175,000,000 shares authorized, 25,439,181 and 26,356,649 shares issued and outstanding, respectively	25	26
Additional paid-in capital	183,472	184,056
Accumulated deficit	(153,831)	(160,564)

Total stockholders’ equity	29,666	23,518

Total liabilities and stockholders’ equity	$36,769	$28,366

See accompanying notes to unaudited condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2005	2004	2005
Revenue:
Product	$4,690	$1,752	$9,631	$4,272
Royalty and other	2,735	2,504	4,919	4,675

Total revenue	7,425	4,256	14,550	8,947

Cost of revenue:
Product	2,150	1,295	4,629	2,907
Royalty and other	81	38	117	73

Total cost of revenue	2,231	1,333	4,746	2,980

Gross profit	5,194	2,923	9,804	5,967

Operating expenses:
Sales and marketing	1,244	687	2,384	1,597
Research and development	3,080	4,093	6,101	8,131
General and administrative	1,318	1,283	2,700	2,587
NexQL research and development	451	—	721	—
Business restructuring	(62)	636	(114)	544
Amortization of intangibles	—	67	—	134

Total operating expenses	6,031	6,766	11,792	12,993

Loss from operations	(837)	(3,843)	(1,988)	(7,026)

Other income, net	105	140	226	293

Net loss	$(732)	$(3,703)	$(1,762)	$(6,733)

Basic and diluted net loss per share	$(0.03)	$(0.14)	$(0.07)	$(0.26)

Shares used in computing basic and diluted net loss per share	25,169,405	26,082,975	24,931,730	25,892,768

See accompanying notes to unaudited condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED APRIL 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(1,762)	$(6,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,325	1,127
Business restructuring expenses	(114)	296
Amortization of intangibles	—	135
Gain/loss on disposal of fixed assets	—	6
Impairment charge on investment in privately-held company	721	—
Stock-based compensation	95	12
Provision for doubtful accounts receivable	66	(16)
Provision for excess and obsolete inventory	80	173
Changes in assets and liabilities:
Accounts receivable	167	636
Inventories	(78)	(356)
Prepaids and other current assets	664	136
Accounts payable	904	(662)
Accrued expenses and other	(298)	(1,701)

Net cash provided by (used in) operating activities	1,770	(6,947)

Cash flows from investing activities:
Purchase of property and equipment	(549)	(718)
Purchase of held-to-maturity investments	(32,439)	(18,213)
Maturity of held-to-maturity investments	34,697	26,135
Investment in privately-held company	(721)	—

Net cash provided by investing activities	988	7,204

Cash flows from financing activities:
Proceeds from issuance of common stock	410	572
Change in book overdraft	(806)	(138)

Net cash provided by (used in) financing activities	(396)	434

Net increase in cash and cash equivalents	2,362	691
Cash and cash equivalents due to consolidation of NexQL	63	—
Cash and cash equivalents, beginning of period	807	101

Cash and cash equivalents, end of period	$3,232	$792

See accompanying notes to unaudited condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Crossroads Systems, Inc. (Crossroads or the Company) and its wholly-owned subsidiaries. Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is a leading global provider of highly secure storage and data management solutions. Crossroads sells and licenses its products and services primarily to leading storage system and server original equipment manufacturers, distributors, system integrators and storage service providers. The Company continues to consolidate the balance sheet, statements of operations and cash flows of NexQL Corporation (NexQL), a variable interest entity (VIE). The Company defines its operations as two distinct businesses: device controllers and network solution appliances.

The accompanying financial data as of April 30, 2005 and for the three and six months ended April 30, 2004 and 2005, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2004, included in our Annual Report on Form 10-K.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include our presentation of auction rate securities. We have made reclassifications to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. As a result of these reclassifications, net cash provided by investing activities decreased $3.7 million and increased $2.9 million for the six months ended April 30, 2004 and 2005, respectively. As a result of these reclassifications, cash and cash equivalents decreased $13.9 million and $10.9 million for the period ended October 31, 2004 and April 30, 2005, respectively, and short-term investments increased by these respective amounts. This change in reclassification does not affect previously reported cash flows from operations, cash flows from financing activities, or consolidated statements of operations for any period.

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

Deferred Revenue

NexQL entered into a Master Reseller Agreement (Agreement) on July 30, 2004 with a reseller in Europe. Subject to the terms of the Agreement, NexQL has assigned specific customer accounts exclusively to the reseller for an initial fee of $50,000. In August 2004, NexQL delivered product simulators to the reseller and has collected $950,000 for the simulators and $50,000 for the Agreement. Crossroads will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and the fee is fixed or determinable. Securities and Exchange Commission Staff Accounting Bulletin No. 104-”Revenue Recognition” requires the Company to be able to estimate returns and warranty expenses prior to recognizing revenue. Since NexQL has no history selling their products, we are not able to estimate returns and warranty expense at this time. Revenue from sales of products prior to the time we are able to estimate returns and warranty expense will be deferred. As of April 30, 2005 the entire $1.0 million remained deferred.

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

Stock-Based Compensation

As of April 30, 2005, the Company has one employee stock-based compensation plan, which is described more fully in Note 12 of our Annual Report on Form 10-K. Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company allocates stock-based compensation to specific line items within the condensed consolidated statements of operations based on the classification of the employees who receive the benefit. Stock-based compensation was recorded as follows (in thousands):

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2005	2004	2005
Cost of revenue	$1	$—	$2	$—
Sales and marketing	—	—	—	—
Research and development	15	—	36	—
General and administrative	19	—	57	12

Total stock-based compensation	$35	$—	$95	$12

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to employee stock-based compensation (in thousands, except share data):

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2005	2004	2005
Net loss, as reported	$(732)	$(3,703)	$(1,762)	$(6,733)
Stock-based employee compensation expense included in reported net loss	35	—	95	12
Stock-based employee compensation expense determined under fair value based method for all awards	(1,655)	(468)	(5,267)	(800)

Pro forma net loss	$(2,352)	$(4,171)	$(6,934)	$(7,521)

Net loss per share:
Basic and diluted - as reported	$(0.03)	$(0.14)	$(0.07)	$(0.26)
Basic and diluted - pro forma	$(0.09)	$(0.16)	$(0.28)	$(0.29)

2. INVENTORIES

Inventories, net consist of the following (in thousands):

	OCTOBER 31, 2004	APRIL 30, 2005

Raw materials	$1,109	$1,490
Work-in-process	—	32
Finished goods	584	443

	1,693	1,965
Less: Allowance for excess and obsolete inventory	(533)	(622)

	$1,160	$1,343

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The percentage of sales to significant customers was as follows:

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2005	2004	2005
HP	47.5%	65.8%	46.9%	59.9%
StorageTek	21.6%	22.2%	26.3%	27.0%
EMC	20.4%	0.0%	17.6%	0.0%

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents details of the purchased intangible assets acquired during fiscal 2004 as part of the Teracruz asset acquisition and represents the balance at April 30, 2005 (in thousands, except number of years):

	APRIL 30, 2005
	Amortization Period (Years)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Workforce in place	3	$98	(17)	$81
Technology	3	711	(118)	593

Total intangible assets		$809	$(135)	$674

The future amortization expense for the next three years is as follows (in thousands):

Fiscal Year	Amount
2005	$135
2006	270
2007	269

Total	$674

NEXQL

During the first fiscal quarter of 2004, the Company entered into a strategic relationship with NexQL, a privately-held development stage company. Pursuant to certain agreements with NexQL, the Company has invested $1.0 million to purchase NexQL common stock and has provided NexQL with an additional $2.1 million under a loan facility. In February 2005, the Company amended its existing agreements with NexQL. See Note 8 Commitments and Contingencies – NexQL Commitment. The investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize.

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

Crossroads did not record any amounts as revenue related to NexQL for the three or six months ended April 30,

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2004 or 2005. Net operating expenses and net loss attributable to NexQL for the three months ended April 30, 2004 and 2005 were approximately $0.5 million and $1.0 million, respectively. Net operating expenses and net loss attributable to NexQL for the six months ended April 30, 2004 and 2005 were approximately $0.7 million and $1.7 million, respectively. Overall results were significantly impacted as a result of our investment in NexQL and adoption of FIN 46R.

5. SEGMENT INFORMATION

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in two reportable industry segments: device controllers and network solution appliances. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon product type. For the six months ended 2005, the network solution appliances segment is comprised of NexQL and the assets acquired from Teracruz. The Company did not operate in reportable industry segments during the six months ended April 30, 2004.

The following presents selected financial information for the six months ended April 30, 2005 by product type (in thousands):

	DEVICE CONTROLLERS	NETWORK SOLUTION APPLIANCES	CROSSROADS CONSOLIDATED
Total revenue	$8,947	$—	$8,947

Net loss	$(4,290)	$(2,443)	$(6,733)

Total assets	$27,227	$1,139	$28,366

6. BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

In March 2005 the Company’s board of directors approved a restructuring plan to reduce its workforce by approximately 20 percent, or 23 people, to streamline operations and re-align resources with the company’s current strategy in targeted growth areas. For the three and six months ended April 30, 2005, the Company recorded $0.6 million in restructuring charges. Components of the restructuring charge and the remaining restructuring accrual as of April 30, 2005 are as follows (in thousands):

	Facility Lease Losses	Asset Impairments	Employee Separation and Other Costs	TOTAL
Effect of restructuring plan and impact on accrued liabilities	278	18	340	636
Cash activity	—	—	(340)	(340)
Non-cash activity	—	(18)	—	(18)

Balance as of April 30, 2005	$278	$0	$0	$278

As of April 30, 2005, remaining cash expenditures resulting from the restructuring are estimated to be $0.3 million and relate primarily to facility lease losses. The Company estimates that these costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcement made during the three months ended April 30,2005; however, there can be no assurance future restructuring efforts will not be necessary.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consolidation of Excess Facilities

Facility lease losses relate to lease obligations for excess office space the Company has vacated as a result of the restructuring plan. The Company recorded $0.6 million in restructuring expense in relation to a site consolidation during the three and six months ended April 30, 2005. Total lease commitments include the remaining lease liabilities, and do not include any leasehold improvements required to sublease the vacated space or brokerage commissions. Of the $0.6 million charge recorded during the three and six months ended April 30, 2005, approximately $0.3 million relates to the base rent and fixed operating expenses of the vacated space through the lease term of April 15, 2006.

Asset Impairments

Asset impairments recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, relate to computer equipment that was impaired as a direct result of the Company’s restructuring plan, reducing its workforce by 20%, and decision to vacate certain office space, resulting in an impairment of $18,000 during the three and six months ended April 30, 2005.

Employee Separation and Other Costs

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 23 terminated employees, totaled $0.3 million during the three and six months ended April 30, 2005. Employee groups impacted by the restructuring efforts include personnel in positions throughout the Company.

Previous Restructuring Plan

In May 2002, the Company completed a restructuring plan that reduced its workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down its infrastructure and to consolidate operations. The remaining accrual related to the May 2002 restructuring plan was $0.1 million as of April 30, 2005. The entire remaining accrual amount relates to remaining payments to be made for lease abandonment losses. In March 2003, the Company entered into an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. A second agreement to sublease a portion of its abandoned properties was signed in May 2003. The anticipated rent payments from the second sublease are approximately $0.3 million through January 2006.

In total, the Company has reduced its restructuring accrual related to the May 2002 restructuring plan by approximately $0.1 million during the six months ended April 30, 2005, principally for rent payments to be received over the next twelve months of the remaining sublease terms. As the Company has entered into the last twelve months of these subleases, the Company will no longer reduce the restructuring accrual for rent payments to be received, though the Company continues to assess recoverability of these sublease payments on a quarterly basis.

The following table details the changes in both the May 2002 and the March 2005 restructuring accruals during the six months ended April 30, 2005 (in thousands):

Description	October 31, 2004	Charges to Expense	Cash Payments	Non-Cash Activity	April 30, 2005
Severance - fiscal year 2005	—	340	(340)	—	—
Asset Impairments - fiscal year 2005	—	18	—	(18)	—
Facilities Abandonment - fiscal year 2005	—	278	(9)	—	269
Facilities Abandonment - fiscal year 2003	339	(92)	(128)	—	119

Total	$339	$544	$(477)	$(18)	$388

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. LINE OF CREDIT

The Company carries a line of credit with its bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit will mature on June 14, 2005. The Company intends to continue to carry the line of credit. As of October 31, 2004 and April 30, 2005, there were no borrowings outstanding under this revolving line of credit.

8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through July 31, 2007. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $0.1 million, which is secured by the $3.0 million line of credit. Future minimum lease payments under all non-cancelable operating leases as of April 30, 2005 were approximately $2.9 million. In addition to base rent on its facilities lease, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

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

Activity in the accrued warranty costs during the six months ended April 30, 2004 and 2005 was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Six months ended April 30, 2004
Warranty reserve	$802	$53	$(76)	$779

Six months ended April 30, 2005
Warranty reserve	$508	$(80)	$(30)	$398

LEGAL PROCEEDINGS

Intellectual Property Litigation

On October 17, 2003, the Company filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of the Company’s patents, U.S. Patent No. 5,941,972 (the ’972 Patent) and U.S. Patent No. 6,425,035 (the ‘035 Patent), with some of Dot Hill’s products. Subsequently, Dot Hill filed an answer denying infringement and alleging the ‘972 and ‘035 Patents are invalid and unenforceable. Dot Hill had filed a third-party

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill’s products at issue in the litigation. In response, FalconStor had also denied infringement and alleged the ‘972 and ‘035 Patents are invalid and unenforceable. On August 18, 2004, FalconStor and Crossroads settled their claims against one another. The settlement included an upfront license fee from FalconStor to Crossroads and a cross-license of patents between the parties. By Order dated March 22, 2005, the Court stayed the case for 90 days to provide the United States Patent Office with time to attempt to resolve the currently pending reexamination of the patents-in-suit. The stay is scheduled to expire on July 7, 2005 regardless of whether the reexamination is completed by that date. In the continuing litigation against Dot Hill, Crossroads plans to vigorously defend its patents against all counterclaims.

Securities Class Action Litigation

The Company and several of its current and former officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendants’ favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, the Company reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, the Company’s directors-and-officers insurance carriers agreed to pay $3.35 million and the Company has paid $1.0 million. On February 14, 2005, the Court entered into an order preliminarily approving the settlement, certifying the class for settlement purposes and providing for notice. The Court has set a hearing on the settlement on July 11, 2005. Any changes in threatened or pending litigation could result in revisions to the Company’s estimates of the potential liability and could materially impact the results of operations and financial position.

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

EMPLOYMENT CONTRACTS

The Company has entered into an Employment Agreement with its President and Chief Executive Officer (CEO). The CEO is employed on an “at will” basis and may be terminated at any time, with or without cause, subject to the Severance Benefit Plans described below.

The Company also entered into Severance Benefit Plans with each of its executive officers. Pursuant to the terms of these plans, to the extent these executive officers are terminated prior to a change of control involving the Company they will receive a cash payment equal to either (i) one month of salary for each quarter of service they have provided to the Company, up to a maximum of twelve months salary or (ii) twelve months of salary and (ii) the vesting of all options held by such executive officer will accelerate by a period of one year.

NEXQL COMMITMENT

During the first fiscal quarter of 2004, the Company entered into a strategic relationship with NexQL, a privately-held development stage company. Pursuant to certain agreements with NexQL, the Company has invested $2.5 million to purchase NexQL common stock and has provided NexQL with an additional $0.6 million under a loan facility. In February 2005, the Company amended its existing agreements with NexQL. The material terms of the amended agreement are:

•	The Company converted $1,501,321 in principal and interest owed to us by NexQL into 3,002,643 shares of NexQL common stock equal to approximately 27% of the total outstanding capital stock of NexQL as of March 22, 2005. Following such issuance, the Company holds 5,002,643 shares of NexQL common stock, equal to approximately 45% of the total outstanding capital stock of NexQL.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	The Company agreed to lend NexQL up to an additional $2.0 million, subject to customary conditions. NexQL may request advances under the amended and restated loan agreement from time to time until March 15, 2006. Advances may be in the form of cash or services provided to NexQL by Crossroads. Through April 30, 2005, the Company had made advances totaling $0.6 million under this facility.

•	NexQL will issue us a convertible promissory note for all amounts borrowed under this loan facility that accrues interest at a rate of 6% per annum and is secured by a lien on the assets of NexQL, including its intellectual property. All amounts outstanding under this agreement will mature and become due on March 15, 2006, provided that the Company has agreed to forbear collection until March 15, 2007 if NexQL is actively seeking third party financing and is not otherwise in default under the terms of the loan agreement. In addition, the loan will mature upon the acquisition or insolvency of NexQL, in which case the interest rate of the loan also will increase to 12%.

•	The outstanding amounts under the loan agreement automatically will be converted into shares of NexQL capital stock in the event NexQL issues its equity securities in a financing transaction which results in proceeds to NexQL in excess of $5 million prior to March 15, 2006 (a Qualified Financing). The shares of stock into which these notes would be converted would be the same security issued to investors in the Qualified Financing, at the weighted average price per share paid in such financing. In the event NexQL consummates a financing that is not a Qualified Financing (an Other Financing), we have the right but not the obligation to convert all amounts owed under the loan agreement into shares of the securities sold by NexQL in such financing, at the weighted average price per share paid in such financing.

•	As additional consideration for the Company’s agreement to provide debt financing, NexQL also issued the Company a warrant to purchase up to the number of shares of stock issued by NexQL in a Qualified Financing or Other Financing equal to $500,000 divided by the weighted average price per share paid in such financing. The exercise price for the Warrant will be the weighted average price per share paid in such financing. The Warrant will expire if not exercised prior to March 22, 2015 or upon the acquisition of NexQL.

•	The Company agreed to terminate the option agreement with NexQL pursuant to which the Company had the right, but not the obligation, to purchase NexQL at a pre-determined price upon the completion of certain revenue milestones by NexQL. In exchange, NexQL has granted the Company a right of first refusal to acquire NexQL or its assets on substantially the same terms set forth in a bona fide third party offer. In the event of such proposed acquisition of NexQL or its assets, the Company will have an exclusive period of 30 days in which, at its discretion, either to match such third party proposal or to provide a counter-offer or alternative proposal to NexQL, and to exclusively negotiate with NexQL. This right will expire upon the acquisition of NexQL by another party (after compliance with the right of first refusal) or an initial public offering by NexQL.

•	The Company also agreed to modify certain other shareholder agreements with NexQL.

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

Common stock equivalents consist of outstanding stock options. The total number of outstanding stock options excluded from the calculations of diluted net loss per common share was 5,084,627 and 4,096,090 as of April 30, 2004 and 2005, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. SUBSEQUENT EVENTS

On May 1, 2005, the Company appointed Valerie H. Savage, 49, as its Chief Financial Officer after serving as the Company’s Interim Chief Financial Officer and the Company’s principal financial officer and principal accounting officer since February 15, 2005.

On April 29, 2005, NexQL’s board of directors approved a restructuring plan to reduce NexQL’s workforce to streamline operations and re-align resources with NexQL’s current strategy effective May 2, 2005. NexQL will recognize a charge in its third fiscal quarter as a result of this restructuring plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	we have incurred significant losses and negative cash flow, we expect future losses and we may never be profitable or maintain a consistent positive cash flow position;

•	our operating results are difficult to predict and are likely to vary significantly from quarter to quarter in the future;

•	the uncertainty regarding the timing and market acceptance of our new products and solutions;

•	we are unable to determine at this time if we will be required in accordance with FIN 46R to consolidate our financial results with NexQL Corporation in future quarters and, if so, what the impact on our financial statements would be;

•	the loss of or significant reduction in orders from key customers;

•	our dependence on key personnel;

•	our common stock is trading below $1.00 per share, and the Company has been provided 180 calendar days, or until October 24, 2005, to regain compliance, or our stock is at risk of being de-listed from the NASDAQ National Market;

•	we would be materially harmed if demand for our products is less than we anticipate;

•	the protocol-to-protocol conversion bridge business, the basis of our current products, is declining and we would be materially harmed if the market for our current and future products fails to develop as we currently anticipate;

•	we could be materially harmed in the event of a general economic slowdown resulting in a reduction in information technology spending; and

•	other risks indicated below under the caption “Additional Factors That May Affect Future Results”.

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

Our objective is to maintain our position as a leading provider of highly secure storage and data management solutions while also expanding into new markets. Our vision is to bring intelligent, focused solutions to the marketplace that solve specific customer problems in the area of data access, use and storage. By providing special purposed network controllers and network solutions appliances, we believe that we can achieve our vision of delivering solutions that provide “Intelligence At The Edge.” “Intelligence At The Edge” defines our approach to maximizing storage resource understanding, utilization and management through the delivery of value-add software features and functionality between storage devices and the network through specifically purposed devices that reside within the network and have a complete view of the application servers and the storage systems. This vision will require us to transform ourself from a tape device networking interface provider focusing primarily on hardware to a networking solutions company that incorporates software on specifically purposed hardware solutions.

To date, we have sold our storage products primarily to original equipment manufacturers, or OEMs, of servers and storage systems. These computer equipment manufacturers sell our storage routers to end-user organizations for use in their SANs. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution.

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

In March 2005, we introduced our StrongBox™ family of products that deliver a set of intelligent appliances designed to operate together supporting enterprise-wide auditing, security, and analysis as well as performance monitoring, with no impact on network or application performance. To date, we have appliances installed for evaluation purposes only and have not recognized revenue from our StrongBox™ family of products. At the present time, we are considering multiple options to sell and distribute these products including OEM’s, distributors, systems integrators and direct sales.

Our financial results depend on our ability and the ability of our OEM partners to predict and to respond to industry-wide trends. While the quantity of online data continues to grow, the price of storage and storage networking hardware continues to decline. Data growth is outpacing information technology, or IT, spending growth. Companies are migrating towards modular, scalable systems rather than large, fixed frame systems. Companies are looking for storage systems with data management software to help simplify data storage and reduce the total cost of ownership. Due to these changes, we believe the basic protocol to protocol conversion bridge business on which our historical operations are based is declining due to:

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

Another trend significant to our business and financial results is the decline of our bridge product business through our distribution channel. We recognize that bridge products have a short life cycle. Eventually, customers will either adopt the bridge into its central solution, which we are seeing in our OEM opportunities, or products will evolve such that the bridging function is no longer required. We are approaching the end of the bridging product life cycle. As such, we have sought to offset the impact of this waning revenue stream by transforming the basic bridge into a storage controller for tape much like a disk/RAID controller does for disk.

Our reliance on OEMs, as opposed to sales through distributors or VARs, poses a challenge in visibility for revenue growth as we are subject to their product delivery schedules. This limited visibility is the primary reason it was important to restructure our storage business. In March 2005, our board of directors approved a restructuring plan to reduce our workforce by approximately 20 percent, or 23 people throughout the company, to scale down our infrastructure and to reduce the size of our storage device controllers operations. We recognized a charge in the second fiscal quarter of approximately $0.6 million as a result of this restructuring plan.

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

Judgment is required in determining our deferred tax assets and liabilities and our valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets, and our net deferred tax assets as of April 30, 2005 is zero.

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

As of April 30, 2005, we had a minority equity interest in NexQL of approximately 45% and we held one of four of NexQL’s board of director seats. Currently, NexQL has a negative equity position. If we are required to consolidate our financial results with NexQL in the future, any additional losses will impact our consolidated statement of operations. The factors used to determine how we will account for our interest in NexQL in the future makes it difficult for us to assess the impact of NexQL on our financial results in future periods.

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

Facility lease abandonment losses. We vacated excess leased facilities as a result of restructuring plans we completed during the second quarter of 2005 as well as fiscal 2002. We estimated costs of vacating these leased facilities, including estimated costs to sublease, based on market information and trend analysis. Any sublease payments received by us are recorded as a reduction to this accrual based on the specified sublease terms. Actual results may differ from these estimates in the near term, and such differences could be material to our financial statements.

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

Litigation. We evaluate contingent liabilities, including pending or threatened litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. As of April 30, 2005, we have not accrued any material costs associated with any pending or threatened litigation, as no amounts have been deemed probable or reasonably estimable. However, any changes in the pending or threatened litigation could result in revisions to our estimates of the potential liability and could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS

Our net loss for the three and six months ended April 30, 2005 was $3.7 million and $6.7 million, respectively. Our net loss for the three and six months ended April 30, 2004 was $0.7 million and $1.8 million, respectively. A decrease in sales to EMC during the three and six months ended April 30, 2005 contributed to an increase in our current net loss. In addition, our investment in NexQL had a significant impact on our current net loss. Net operating expenses and net loss attributable to NexQL for the three months ended April 30, 2004 and 2005 were approximately $0.5 million and $1.0 million, respectively. Net operating expenses and net loss attributable to NexQL for the six months ended April 30, 2004 and 2005 were approximately $0.7 million and $1.7 million, respectively.

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue, costs of revenue and gross profit:

	THREE MONTHS ENDED APRIL 30,			SIX MONTHS ENDED APRIL 30,
	2004	2005		2004	2005
	(dollars in thousands)			(dollars in thousands)
			+ / (-)			+ / (-)
Total revenue	$7,425	$4,256	(43)%	$14,550	$8,947	(39)%
Product	$4,690	$1,752	(63)%	$9,631	$4,272	(56)%
Royalty and other	$2,735	$2,504	(8)%	$4,919	$4,675	(5)%

Total cost of revenue	$2,231	$1,333	(40)%	$4,746	$2,980	(37)%
Product	$2,150	$1,295	(40)%	$4,629	$2,907	(37)%
Royalty and other	$81	$38	(53)%	$117	$73	(38)%

Total gross profit	$5,194	$2,923	(44)%	$9,804	$5,967	(39)%
Product	$2,540	$457	(82)%	$5,002	$1,365	(73)%
Royalty and other	$2,654	$2,466	(7)%	$4,802	$4,602	(4)%

Total gross profit percentage	70%	69%		67%	67%
Product	54%	26%		52%	32%
Royalty and other	97%	98%		98%	98%

TOTAL REVENUE

Total revenue consists of product revenue and royalty revenue. Compared to the three and six months ended April 30, 2004, royalty and other revenue remained relatively flat; however, product revenue decreased approximately 63% and 56%, respectively.

A significant portion of our revenue is concentrated among a limited number of OEM customers. For the three months ended April 30, 2005, two customers represented 66% and 22%, respectively, of total revenue for a combined total of 88% of total revenue. We expect that a significant portion of our future revenue will continue to come from sales of products to a limited number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm our financial condition and results of operations.

Product Revenue

Product revenue consists of sales of our storage router and ServerAttach lines of products. Our product revenue is primarily generated from sales to our OEM partners who then sell our products to end-user customers. During the three and six months ended April 30, 2005, the decrease in product revenue is primarily due to a significant reduction in revenue from our OEM customers due to what we believe is a shift in the industry toward more comprehensive storage solutions. We do not anticipate that product revenue will increase until we are able to introduce new solutions to our OEMs and gain market acceptance of our new StrongBox™ family of products.

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

Royalty and other revenue for the three and six months ended April 30, 2005 remained relatively flat as compared to the comparable period in fiscal 2004 as we did not generate additional license revenue or release any new royalty based products with HP. We are currently developing new royalty based products with HP to be released in the latter half of fiscal 2005.

Given the nature of patent license agreements, the timing of license revenue is difficult to forecast and therefore is expected to cause fluctuations in royalty and other revenue. Our potential to generate patent license revenue in the future will be largely dependent upon our ability to identify and successfully pursue additional, potential licensees.

Gross Profit

Gross profit is total revenue less total cost of revenue. Total gross profit decreased for the three and six months ended April 30, 2005 as compared to the same period in fiscal 2004 mainly due to lower product revenue. Gross profit percentage was relatively flat for both periods as a result of product mix, including the positive effect of royalty revenue, and the absence of license revenue in both periods.

Cost of product revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, third party software licenses and warranty costs. Cost of product revenue decreased for the three and six months ended April 30, 2005 as compared to the comparable periods in fiscal 2004 mainly due to lower product revenue resulting from decreases in demand from our OEMs. We expect cost of product revenue to fluctuate based on the introduction of new products, changes in product mix and other fluctuations in the components of cost of product revenue.

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

OPERATING EXPENSES

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel, tradeshow and advertising programs, and other promotional activities. The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our sales and marketing expenses:

	THREE MONTHS ENDED APRIL 30,			SIX MONTHS ENDED APRIL 30,
	2004	2005		2004	2005
	(dollars in thousands)			(dollars in thousands)
			+ / (-)			+ / (-)
Total sales & marketing	$1,244	$687	(45)%	$2,384	$1,597	(33)%
Final Headcount	17	9		17	9

Sales and marketing expenses decreased during the three and six months ended April 30, 2005, as compared to the same periods in fiscal 2004, primarily due to decreased compensation expense resulting from a smaller sales force. During the three and six months ended April 30, 2005, we retained sales personnel necessary to support our product strategy in fiscal 2005. Although we decreased expenses with our March 2005 restructuring, we anticipate that sales and marketing expenses may increase as we plan to launch new products during fiscal 2005.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related costs, and product development costs. The following sets forth, for the periods indicated, a year-over-year comparison of the key components of our research and development expenses:

	THREE MONTHS ENDED APRIL 30,			SIX MONTHS ENDED APRIL 30,
	2004	2005		2004	2005
	(dollars in thousands)			(dollars in thousands)
			+ / (-)			+ / (-)
Total research and development	$3,080	$4,093	33%	$6,101	$8,131	33%
Stock-based compensation	$15	$—		$36	$—
Final Headcount	65	65		65	65

Research and development expenses increased for the three and six months ended April 30, 2005, as compared to the same periods in fiscal 2004, due to increased compensation expense to support the development and testing of new products to be introduced in fiscal 2005. Although we decreased expenses with our March 2005 restructuring, we anticipate that research and development expenses may increase as we continue the development of our StrongBox™ family of products.

As a result of consolidation of NexQL’s results, we also absorbed approximately $0.6 million and $1.6 million of NexQL research and development expenses for the three and six months ended April 30, 2005, respectively, primarily for compensation and prototype related costs. If NexQL’s results continue to be consolidated, we anticipate that research and development costs related to NexQL may decrease as they recently completed a restructuring on May 2, 2005 to reduce research and development expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs, costs of our administrative, executive and information technology departments, as well as legal and accounting, and insurance. The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our general and administrative expenses:

	THREE MONTHS ENDED APRIL 30,			SIX MONTHS ENDED APRIL 30,
	2004	2005		2004	2005
	(dollars in thousands)			(dollars in thousands)
			+ / (-)			+ / (-)
Total general and administrative	$1,318	$1,283	(3)%	$2,700	$2,587	(4)%
Stock-based compensation	$19	$—		$57	$12
Final Headcount	19	12		19	12

The decrease in general and administrative expenses for the three and six months ended April 30, 2005, as compared to the same periods in fiscal 2004, was primarily due to a decrease in professional fees. We anticipate that general and administrative expenses may decrease throughout the remainder of fiscal 2005 as we have restructured our workforce in an effort to reduce general and administrative costs.

As a result of consolidation of NexQL’s results, we also absorbed approximately $32,000 and $94,000 of NexQL general and administrative expenses for the three and six months ended April 30, 2005, respectively, primarily for compensation, legal and insurance related costs. If NexQL’s results continue to be consolidated, we anticipate that general and administrative costs related to NexQL would decrease as a result of their restructuring on May 2, 2005.

NexQL

During the first fiscal quarter of 2004, we entered into a strategic relationship with NexQL, a privately-held development stage company. Pursuant to certain agreements with NexQL, we have invested $2.5 million to purchase NexQL common stock and have provided NexQL with an additional $0.6 million under a loan facility. In February 2005, we amended our existing agreements with NexQL. The material terms of the amended agreement are:

•	We converted $1,501,321 in principal and interest owed to us by NexQL into 3,002,643 shares of NexQL common stock equal to approximately 27% of the total outstanding capital stock of NexQL as of March 22, 2005. Following such issuance, we hold 5,002,643 shares of NexQL common stock, equal to approximately 45% of the total outstanding capital stock of NexQL.

•	We agreed to lend NexQL up to an additional $2 million, subject to customary conditions. NexQL may request advances under the amended and restated loan agreement from time to time until March 15, 2006. Advances may be in the form of cash or services provided to NexQL by us. Through April 30, 2005, we had made advances totaling $0.6 million under this facility.

•	NexQL will issue us a convertible promissory note for all amounts borrowed under this loan facility that accrues interest at a rate of 6% per annum and is secured by a lien on the assets of NexQL, including its intellectual property. All amounts outstanding under this agreement will mature and become due on March 15, 2006, provided that we have agreed to forbear collection until March 15, 2007 if NexQL is actively seeking third party financing and is not otherwise in default under the terms of the loan agreement. In addition, the loan will mature upon the acquisition or insolvency of NexQL, in which case the interest rate of the loan also will increase to 12%.

•	The outstanding amounts under the loan agreement automatically will be converted into shares of NexQL capital stock in the event NexQL issues its equity securities in a financing transaction which results in proceeds to NexQL in excess of $5 million prior to March 15, 2006 (a “Qualified Financing”). The shares of stock into which these notes would be converted would be the same security issued to investors in the Qualified Financing, at the weighted average price per share paid in such financing. In the event NexQL consummates a financing that is not a Qualified Financing (an “Other Financing”), we have the right but not the obligation to convert all amounts owed under the loan agreement into shares of the securities sold by NexQL in such financing, at the weighted average price per share paid in such financing.

•	As additional consideration for our agreement to provide debt financing, NexQL also issued us a warrant to purchase up to the number of shares of stock issued by NexQL in a Qualified Financing or Other Financing equal to $500,000 divided by the weighted average price per share paid in such financing. The exercise price for the Warrant will be the weighted average price per share paid in such financing. The Warrant will expire if not exercised prior to March 22, 2015 or upon the acquisition of NexQL.

•	We agreed to terminate our option agreement with NexQL pursuant to which we had the right, but not the obligation, to purchase NexQL at a pre-determined price upon the completion of certain revenue milestones by NexQL. In exchange, NexQL has granted us a right of first refusal to acquire NexQL or its assets on substantially the same terms set forth in a bona fide third party offer. In the event of such proposed acquisition of NexQL or its assets, we will have an exclusive period of 30 days in which, at our discretion, either to match such third party proposal or to provide a counter-offer or alternative proposal to NexQL, and to exclusively negotiate with NexQL. This right will expire upon the acquisition of NexQL by another party (after compliance with our right of first refusal) or an initial public offering by NexQL.

•	We also agreed to modify certain of our other shareholder agreements with NexQL.

In connection with the adoption of the Revised Interpretations of FIN 46 (FIN 46R), we concluded that NexQL is a VIE and that we are the primary beneficiary. Under FIN 46R transition rules, the operating results of NexQL were accounted for on the equity method for the three months ended April 30, 2004 and the six months ended April 30, 2004. We consolidated the statements of operations and cash flows of NexQL beginning May 1, 2004, the beginning of our third fiscal quarter of 2004.

Crossroads did not record any amounts as revenue related to NexQL for the three or six months ended April 30, 2004 or 2005. Net operating expenses and net loss attributable to NexQL for the three and six months ended April 30, 2005 were approximately $1.0 million and $1.7 million, respectively. Net operating expenses and net loss attributable to NexQL for the three and six months ended April 30, 2004 were approximately $0.5 million and $0.7 million, respectively. Our overall results were significantly impacted as a result of our investment in NexQL and adoption of FIN 46R.

NexQL entered into a Master Reseller Agreement on January 30, 2004 with a reseller in Europe. Subject to the terms of the reseller agreement, NexQL has assigned specific customer accounts exclusively to the reseller for an initial fee of $50,000. In August 2004, NexQL delivered product simulators to the reseller and has collected $950,000 for the simulators and $50,000 for the reseller agreement. Crossroads will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. SEC Staff Accounting Bulletin No. 104, -”Revenue Recognition” requires us to be able to estimate returns and warranty expenses prior to recognizing revenue. Since NexQL has no history selling their products, we are not able to estimate returns and warranty expense. Revenue from sales of products prior to the time we are able to estimate returns and warranty expense will be deferred. As of April 30, 2005 we continued to defer the entire $1.0 million.

In accordance with the equity method, as described above, we monitored our investment in NexQL for impairment during the first two quarters of fiscal 2004 and made appropriate reductions in its carrying value and recorded an impairment charge based on the financial condition and near-term prospects of NexQL. These impairment charges are included in the caption, NexQL research and development, in the consolidated statement of operations. The impairment charge, including our percentage of losses on our investment in NexQL, was approximately $0.3 million for the three months ended April 30, 2004. Our investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize. Effective April 30, 2004, we began consolidating NexQL in accordance with FIN 46R and as a result potential additional losses from NexQL have and may continue to impact our consolidated statement of operations, which could cause substantial fluctuations in our financial results.

On April 29, 2005, NexQL’s board of directors approved a restructuring plan to reduce NexQL’s workforce in order to streamline operations and re-align resources with NexQL’s current strategy effective May 2, 2005. NexQL will recognize a charge in its third fiscal quarter as a result of this restructuring plan.

Business Restructuring Expenses and Asset Impairment

In March 2005 our board of directors approved a restructuring plan to reduce our workforce by approximately 20 percent, or 23 people to streamline operations and re-align resources with our current strategy in targeted growth areas. For the three and six months ended April 30, 2005, we recorded approximately $0.6 million in restructuring charges. Components of business restructuring charges, asset impairments and the remaining restructuring accruals as of April 30, 2005 are as follows (in thousands):

	Facility Lease Losses	Asset Impairments	Employee Separation and Other Costs	TOTAL
Effect of restructuring plan and impact on accrued liabilities	278	18	340	636
Cash activity	—	—	(340)	(340)
Non-cash activity	—	(18)	—	(18)

Balance as of April 30, 2005	$278	$0	$0	$278

As of April 30, 2005, remaining cash expenditures resulting from the restructuring are estimated to be $0.3 thousand and relate primarily to facility lease losses. The Company estimates that these costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcement made during the three months ended April 30,2005; however, there can be no assurance future restructuring efforts will not be necessary.

Consolidation of Excess Facilities

Facility lease losses relate to lease obligations for excess office space the Company has vacated as a result of the restructuring plan. The Company recorded $0.3 million in restructuring expense in relation to a site consolidation during the three and six months ended April 30, 2005. Total lease commitments include the remaining lease liabilities, and do not include any leasehold improvements required to sublease the vacated space or brokerage commissions. Of the $0.6 million charge recorded during the three and six months ended April 30, 2005, approximately $0.3 million relates to the base rent and fixed operating expenses of the vacated space through the lease term of April 15, 2006.

Asset Impairments

Asset impairments recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, relate to the impairment of computer equipment that was impaired as a direct result of the Company’s restructuring plan, reducing its workforce by 20%, and decision to vacate certain office space, resulting in an impairment of $18,000 during the three and six months ended April 30, 2005.

Employee Separation and Other Costs

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 23 terminated employees, totaled $0.3 million during the three and six months ended April 30, 2005. Employee groups impacted by the restructuring efforts include personnel in positions throughout the Company.

Previous Restructuring Plan

In May 2002, we completed a restructuring plan that reduced its workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down its infrastructure and to consolidate operations. The remaining accrual related to the May 2002 restructuring plan was $0.1 million as of April 30, 2005. The entire remaining accrual amount relates to remaining payments to be made for lease abandonment losses. In March 2003, we entered into an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $0.5 million through January 2006. A second agreement to sublease a portion of its abandoned properties was signed in May 2003. The anticipated rent payments from the second sublease are approximately $0.1 million through January 2006.

In total, we have reduced our restructuring accrual related to the May 2002 restructuring plan by approximately $0.1 million during the three and six months ended April 30, 2005, principally for rent payments to be received over the next twelve months of the remaining sublease terms. As we entered into the last twelve months of these subleases, we will no longer reduce the restructuring accrual for rent payments to be received, though we continue to assess recoverability of these sublease payments on a quarterly basis.

The following table details the changes in both the May 2002 and the March 2005 restructuring accruals during the six months ended April 30, 2005 (in thousands):

Description	October 31, 2004	Charges to Expense	Cash Payments	Non-Cash Activity	April 30, 2005
Severance - fiscal year 2005	—	340	(340)	—	—
Asset Impairments - fiscal year 2005	—	18	—	(18)	—
Facilities Abandonment - fiscal year 2005	—	278	(9)	—	269
Facilities Abandonment - fiscal year 2003	339	(92)	(128)	—	119

Total	$339	$544	$(477)	$(18)	$388

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

	OCTOBER 31, 2004	APRIL 30, 2005
Cash and cash equivalents	$101	$792
Short-term investments	$28,436	$20,513
Working capital	$25,844	$20,293
Current ratio	4.6:1	5.2:1
Days sales outstanding	36	41

Our principal sources of liquidity at April 30, 2005 consisted of $0.8 million in cash and cash equivalents and $20.5 million in short-term investments.

In June 2004, we renewed our line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures in June 2005. We intend to continue to carry our line of credit. As of April 30, 2005, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

Cash utilized by operating activities for the six months ended April 30, 2005 was approximately $6.9 million. This utilization of cash for operating activities is primarily due to decreased product revenue and additional funding provided to NexQL. During the six months ended April 30, 2005, we funded NexQL approximately $1.8 million and our product gross margin decreased 73%, or approximately $3.6 million, as compared with the comparable period in fiscal 2004.

Cash provided by investing activities was approximately $7.2 million during the six months ended April 30, 2005, primarily due to the timing of short-term investment transactions and the maturity of held-to-maturity investments, net of purchases. Our investment policy related to debt instruments places greater emphasis on the safeguarding of cash and requires investment in high quality short-term securities. We have made reclassifications to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. As a result of these reclassifications, net cash provided by investing activities decreased $3.7 million and increased $2.9 million for the six months ended April 30, 2004 and 2005, respectively. Capital expenditures were approximately $0.7 million and reflect our investments in computer equipment, software, test equipment, software development tools and leasehold improvements, all of which were required to support the ongoing research and development in our technologies and expansion of our product offerings. We anticipate additional capital expenditures during the remainder of fiscal 2005, primarily to support our ongoing product development efforts.

Cash provided by financing activities was approximately $0.4 million for the six months ended April 30, 2005 as a result of approximately $0.6 million in stock option exercises, less the decrease in our book overdrafts of approximately $0.1 million, due to the timing of vendor payments.

On April 25, 2005 we received notice from the Nasdaq Stock Market on April 25, 2005 advising us that for 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq National Market, as set forth in Marketplace Rule 4450(a)(5). In accordance with Nasdaq Marketplace Rule 4450(e)(2), the notice specified that unless our common stock closes at a bid price of $1.00 per share or greater for a minimum of ten consecutive trading days by October 24, 2005, Nasdaq would then provide us with notice of their intent to de-list its stock from The Nasdaq National Market. We would have an opportunity to appeal any de-listing notification received at that time.

We have funded our operations to date primarily through product sales, royalty payments, litigation settlement payments, sales of preferred stock and our initial public offering. The initial public offering resulted in aggregate gross proceeds to us of $98.2 million.

As of April 30, 2005, we had no long-term debt. We believe our existing cash and short-term investment balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, acquisition of companies, products or technologies, the timing of introductions of new products and enhancements to existing products, the amount of cash used to fund our stock repurchase program, and market acceptance of our products. In fiscal 2004, we entered into a technology development agreement with NexQL Corporation for the joint development of advanced data management solutions. During the term of this and other strategic agreements, we provided debt and equity funding of approximately $2.5 million to NexQL, and have agreed to extend up to an additional $2.0 million in secured, convertible debt funding. In total, we have funded $3.4 million to NexQL as of the date of this Quarterly Report. Additionally, we may enter into additional strategic arrangements or acquisitions in the future that could require us to seek additional equity or debt financing. We cannot assure that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

In April 2000 we entered an agreement to lease approximately 63,500 square feet of administrative office space in Austin, Texas. During fiscal 2004, we renegotiated the terms of our lease to relinquish approximately 4,700 square feet of office space. The term of the lease agreement is through April 15, 2006, and represents a lease commitment of approximately $1.8 million per year through the lease term. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $0.1 million, which is secured by a $3.0 million line of credit.

Our final assembly and test facility of approximately 15,550 square feet also is located in Austin, Texas. The lease agreement on this facility expires in April 2006.

Pursuant to the terms of our acquisition of substantially all of the assets of Teracruz, Inc. on October 29, 2004, we assumed a lease of approximately 3,919 square feet in Huntsville, Alabama that expires in July 2007. This facility is currently being used for engineering purposes.

The following summarizes our contractual cash obligations as of April 30, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating leases	$2,069	$1,992	$77	$—
NexQL loan facility*	1,117	1,117	—	—
Subleases	(271)	(271)	—	—

Total, net	$2,915	$2,838	$77	$—

*	Pursuant to our agreements with NexQL, we may provide up to $2.0 million of the loan facility over a discretionary time period.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement No. 123 (R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the first quarter of 2006, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair–value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. We currently are evaluating the impact of Statement 123 (R) on our financial condition and results of operations.

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

We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of April 30, 2005, we had an accumulated deficit of $160.6 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become consistently cash flow positive. Although we restructured our organization in 2002 and again in March 2005, to significantly reduce our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. We expect fluctuations in our cash flow position to continue in future quarters throughout fiscal 2005 and beyond.

We have experienced and expect to continue to experience significant period-to-period fluctuations in our revenue and operating results, which makes our financial results difficult to predict and may continue to result in volatility in our stock price.

We have experienced and expect to continue to experience significant period-to-period fluctuations in our revenue and operating results due to a number of factors, and any such variations and factors may cause our stock price to continue to fluctuate. Accordingly, you should not rely on the results of any past quarterly or annual periods as an indication of our future performance. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors.

Factors, some of which are beyond our control, could cause our quarterly results to fluctuate, including:

•	the timing of orders from, and product integration by, our customers, particularly our OEM customers, and the tendency of these customers to change their order requirements frequently with little or no advance notice to us;

•	variations in the mix of our products sold and the mix of distribution channels through which they are sold;

•	the successful launch and customer acceptance of our new products;

•	the rate at which new markets emerge for products we are currently developing;

•	increases in prices of components used in the manufacture of our products;

•	the deferrals of customer orders in anticipation of new products, services or product enhancements from us or our competitors or from other providers of storage area network products;

•	the deferrals of customer orders based on budgetary restrictions;

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	timing and amount of intellectual property licenses;

•	the rate of adoption of SANs as an alternative to existing data storage and management systems;

•	the ongoing need for storage routing products in storage area network architectures;

•	if we are required to continue to consolidate NexQL’s financial results with ours;

•	the seasonality of our product revenue; and

•	disruptions or downturns in general economic activity resulting from terrorist activity and armed conflict.

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

In fiscal 2003, 2004, and the six months ended April 30, 2005, 75%, 84% and 87% of our total revenues, respectively, were derived from OEM customers with more than ten percent of our total sales. In fiscal 2004, HP, StorageTek and EMC represented 48%, 21% and 15% of our total revenue, respectively. For the six months ended April 30, 2005, HP, StorageTek and EMC represented 60%, 27% and 0% of our total revenue, respectively. Although we added EMC to our list of significant OEM customers for fiscal 2004 we did not recognize any revenue from them during the six months ended April 30, 2005. Our operating results now and in the foreseeable future will continue to depend on sales to a limited number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

Sun Microsystems (Sun) and StorageTek, one of our significant OEM customers, have entered into a definitive agreement pursuant to which Sun will acquire StorageTek. The results of this proposed acquisition are unknown to us and could adversely affect our relationship with StorageTek and future revenue generating opportunities.

On June 2, 2005 Sun and StorageTek announced that they had entered into a definitive agreement under which Sun will acquire StorageTek. StorageTek is one of our largest OEM customers and accounted for 21% and 27% of our total revenues in fiscal 2004 and the first six months of fiscal 2005, respectively. We do not have an existing business relationship with Sun and we do not know what, if any, impact the proposed acquisition of StorageTek by Sun will have on our relationship with StorageTek or Sun following the proposed acquisition. If upon the consummation of the acquisition of StorageTek Sun decides not to continue selling our products, our revenue may suffer and our business would be adversely affected.

We believe the protocol-to-protocol conversion bridge business, the basis of our current products, is declining.

We believe our current business, the protocol-to-protocol conversion bridge business, is challenged and declining due to:

•	the introduction of native fibre-channel tape drives and the lowering cost of fibre-channel switches;

•	the consolidation of bridge components into storage processors which provide the basic protocol to protocol conversion at lower cost and higher performance; and

•	the market pressures requiring the commoditization of basic connectivity.

The protocol-to-protocol conversion bridge business is the basis for our current business and our current products. If this business is unable to overcome these challenges, revenue from sales of our current products may be stagnant or continue to decrease. We believe that our current business model is challenged and therefore, we are attempting to transform ourselves into a networking solutions company. If we are unable to successfully complete this transformation, our business will be materially and adversely affected.

Our stock price is volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, since November 2003 through April 2005, the intra-day market price of our common stock as quoted on The NASDAQ Stock Market fluctuated between $0.78 and $3.64. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	the loss of one or more key OEM customers;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for storage routers;

•	changes in market valuations of other technology companies, particularly those that sell products used in SANs; and

•	departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

Our common stock has traded below $1.00 per share for more than 30 consecutive trading days, and our stock is at risk of being de-listed from the NASDAQ National Market.

On April 25, 2005 we received notice from the Nasdaq Stock Market on April 25, 2005 advising us that for 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq National Market, as set forth in Marketplace Rule 4450(a)(5). In accordance with Nasdaq Marketplace Rule 4450(e)(2), the notice specified that unless our common stock closes at a bid price of $1.00 per share or greater for a minimum of ten consecutive trading days by October 24, 2005, Nasdaq would then provide us with notice of their intent to de-list its stock from The Nasdaq National Market. We would have an opportunity to appeal any de-listing notification received at that time.

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

We have announced our “Intelligence At The Edge” approach to maximizing storage resource understanding, utilization and management through the delivery of new features and functionality between storage devices and the network. The result of this new approach is our Network Solution Appliance family of products which we began to introduce in fiscal 2005. This new approach entails significant risks, such as new markets and new competition, and represents a fundamental shift in our business. If we are not successful in implementing this new strategy, our business will be materially and adversely affected.

We believe that our new Network Solution Appliance Family of products may require a distribution model significantly different from our traditional OEM and distribution channel business, and we may not be successful in the execution of this new strategy, including hiring a sales team to support a direct sales model.

Historically, our storage routing business has relied upon key OEM and distribution channels, and, as such, we have had limited direct contact with the end users of our products. We believe that our new Network Solution Appliance family of products will require, provide an opportunity for direct interface with the end user, in addition to continuing to leverage our existing and new OEM relationships and channel partners. We are unable to determine the exact mix of direct sales versus indirect sales (through OEM and distribution channels). It may be necessary to hire a direct sales force to deliver this family of products to the marketplace and we have limited experience in this area. If we are not successful in defining and executing the appropriate distribution model for this family of products, or, if deemed appropriate, in hiring and training a direct sales team that can execute our strategy, the future prospects for our business will be materially and adversely affected.

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

The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

•	delays in our initial shipment of new products;

•	the difficulty of forecasting customer demand accurately;

•	our inability to expand production capacity fast enough to meet customer demand;

•	the erosion of our current business may require us to focus on developing new products based on new technologies rather than improving our existing products;

•	the possibility that new products may erode demand for our current products;

•	the possibility that we release new products with undetected errors;

•	competitors’ responses to our introduction of new products; and

•	the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

We have also made an investment in NexQL for the development of advanced data management solutions. This relationship may not result in additional products that obtain market acceptance.

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

Substantially all of our current and many of our proposed future products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption and growth of SANs for use in organizations’ computing systems is critical to our future success. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

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

We currently have a limited number of products that we sell in commercial quantities. Our future growth and competitiveness will depend greatly on the market acceptance of our product lines..

Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

•	growth of the SAN market;

•	successful development of our relationships with existing and potential OEM, distributor, system integrator and storage system provider customers;

•	changing requirements of customers within the SAN market;

•	performance, quality, price and total cost of ownership of our products;

•	availability, performance, quality and price of competing products and technologies; and

•	our customer service and support capabilities and responsiveness.

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

The market for SAN products generally, and storage routers in particular, is competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We currently face direct competition primarily from ADIC and ATTO. In addition, other OEM customers could develop products or technologies internally, or by entering into strategic relationships with or acquiring other existing SAN product providers that would replace their need for our products and would become a source of competition. We may face competition in the future from OEMs, including our customers and potential customers, local area network router manufacturers, storage system industry suppliers, including manufacturers and vendors of other SAN products or entire SAN systems, and innovative start-up companies. For example, manufacturers of Fibre Channel switches or directors could seek to include router functionality within their SAN products that would obviate the need for our storage routers. As the market for SAN products grows, we also may face competition from traditional networking companies and other manufacturers of networking products. These networking companies may enter the storage router market by introducing their own products or by entering into strategic relationships with or acquiring other existing SAN product providers. This could introduce additional competition in our markets, especially, if one of our OEMs begins to manufacture our higher end storage routers. While we do not currently face significant direct competition for our ServerAttach products, we anticipate we will see increased competition as this market develops.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. Moreover, we are highly dependent on our executive staff, in particular Rob Sims, our chief executive officer, to provide continuity in the execution of our growth plans. The loss of the services of any of our key employees or key management would harm our business. Additionally, our inability to attract or retain qualified personnel in the future or any delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products. The recent decline in our stock price has resulted in a substantial number of “underwater” stock options, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive. In addition, the recently announced reduction in our workforce may adversely affect the morale among our remaining employees, which may further adversely affect our ability to retain or attract qualified employees. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

We may be unable to protect our intellectual property, which would negatively affect our ability to compete.

Our products rely on our proprietary technology, and we expect that future technological advancements made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is, and will continue to be, important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our software, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where applicable laws may not protect our proprietary rights as fully as in the United States.

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

In September 2004, we received notice from Tech Data Corporation, a distributor of some of our products, informing us that they had been contacted by Patriot Scientific Corporation regarding the infringement of one of Patriot’s patents by processors contained in our products. Tech Data has requested that we indemnify them in connection with this claim. We are investigating this matter. Currently, we have not received any further communication regarding this matter from Tech Data Corporation.

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

We are a party to several agreements with NexQL, a development stage company. As of April 30, 2005, we had a minority equity interest in NexQL of approximately 45% and we held one of NexQL’s four board of director seats. Our relationship with NexQL subjects us to numerous risks and uncertainties, including:

•	we have invested $2.5 million and have committed to lend $2.0 million to NexQL, of which we have funded $0.6 million as of April 30, 2005, and we may lose all of our investment;

•	we are required to consolidate NexQL’s financial statements with our own and therefore our operating results are less predictable and subject to significant fluctuation beyond our control, and may be adversely affected by the results of NexQL;

•	our relationship with NexQL has and will continue to require our management to devote substantial time and resources to NexQL’s business which may adversely affect our business;

•	in the event we were to acquire NexQL, whether either all or in part with cash, we would likely be required to seek additional financing that may not be available to us on acceptable terms, or at all; and

•	NexQL’s business is substantially different from our business and, therefore, in the event we elect to acquire NexQL, there would the associated risks of managing a new segment.

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

We, and several of our current and former officers and directors, were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendant’s favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, we reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, our directors-and-officers insurance carriers agreed to pay $3.35 million and we paid $1.0 million. On February 14, 2005, the Court entered an order preliminarily approving the settlement, certifying the class for settlement purposes and providing for notice to class members. The Court has set a hearing on the settlement on July 11, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Crossroads (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in internal control over financial reporting. During the quarter ended April 30, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Action Litigation. We and several of our current and former officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in our favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, we reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, our directors-and-officers insurance carriers agreed to pay $3.35 million and we paid $1.0 million. On February 14, 2005, the Court entered into an order preliminarily approving the settlement, certifying the class for settlement purposes and providing for notice to the class. The Court has set a hearing on the settlement on July 11, 2005.

Intellectual Property Litigation. On October 17, 2003, we filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of our patents, U.S. Patent No. 5,941,972 (the ’972 Patent) and U.S. Patent No. 6,425,035 (the ‘035 Patent), with some of Dot Hill’s products. Subsequently, Dot Hill filed an answer denying infringement and alleging the ‘972 and ‘035 Patents are invalid and unenforceable. Dot Hill had filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill’s products at issue in the litigation. In response, FalconStor had also denied infringement and alleged the ‘972 and ‘035 Patents are invalid and unenforceable. On August 18, 2004, FalconStor and Crossroads settled their claims against one another. The settlement included an upfront license fee from FalconStor to Crossroads and a cross-license of patents between the parties. By Order dated March 22, 2005, the Court stayed the case for 90 days to provide the United States Patent Office with time to attempt to resolve the currently pending reexamination of the patents-in-suit. The stay is scheduled to expire on July 7, 2005 regardless of whether the reexamination is completed by that date. In the continuing litigation against Dot Hill, Crossroads plans to vigorously defend its patents against all counterclaims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Securities and Exchange Commission on October 19, 1999 declared effective our registration statement on Form S-1 (File No. 333-85505) relating to the initial public offering of our common stock. As of April 30, 2005, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments, and for stock repurchases. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements such as our joint development agreement with NexQL, that are complementary to our business and product offerings. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on April 7, 2005, our stockholders voted on the following matters:

(1) The election of one Class I director to serve until our 2008 annual meeting of stockholders, or until his successor has been elected and qualified.

Name of Nominee	Number of Votes For	Number of Votes Withheld
David L. Riegel (Chairman of the Board)	21,232,654	2,345,108

(2) The approval of the appointment of Helin, Donovan, Trubee & Wilkinson, LLP as independent auditors for the fiscal year ending October 31, 2005.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
21,592,463	1,969,364	15,935

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Amended and Restated Loan and Security Agreement dated March 22, 2005 by and between Registrant and NexQL Corporation (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 22, 2005 and incorporated herein by reference.

10.2	Form of Crossroads Systems, Inc. Severance Benefit Plan Letter Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 22, 2005 and incorporated herein by reference).

31.1	Certifications

31.2	Certifications

32	Certification required pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

June 14, 2005	/s/ Rob Sims
(Date)	Rob Sims
Chief Executive Officer
(Principal Executive Officer)

June 14, 2005	/s/ Valerie Savage
(Date)	Valerie Savage
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
10.1	Amended and Restated Loan and Security Agreement dated March 22, 2005 by and between Registrant and NexQL Corporation (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 22, 2005 and incorporated herein by reference.

10.2	Form of Crossroads Systems, Inc. Severance Benefit Plan Letter Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 22, 2005 and incorporated herein by reference).

31.1	Certifications

31.2	Certifications

32	Certification required pursuant to Section 906 of Sarbanes-Oxley Act of 2002.