Form 10-Q
period 2005-07-31
CROSSROADS SYSTEMS INC
filed 2005-09-14
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

As of September 14, 2005 Registrant had outstanding 26,517,002 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JULY 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	OCTOBER 31, 2004	JULY 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$101	$7,561
Short-term investments	28,436	12,413

Total cash, cash equivalents and short-term investments	28,537	19,974

Accounts receivable, net of allowance for doubtful accounts of $126 and $111, respectively	2,581	2,631
Inventories, net	1,160	1,240
Prepaids and other current assets	669	811

Total current assets	32,947	24,656

Property and equipment, net	2,909	2,023
Intangible, net	809	607
Other assets	104	23

Total assets	$36,769	$27,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,901	$391
Accrued expenses	3,432	2,245
Accrued warranty costs	508	278
Deferred revenue	1,262	1,205

Total current liabilities	7,103	4,119

Commitments and contingencies

Stockholders’ equity:

Common stock, $.001 par value, 175,000,000 shares authorized, 25,439,181 and 26,517,002 shares issued and outstanding, respectively	25	27
Additional paid-in capital	183,472	184,226
Accumulated deficit	(153,831)	(161,063)

Total stockholders’ equity	29,666	23,190

Total liabilities and stockholders’ equity	$36,769	$27,309

See accompanying notes to unaudited condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2005	2004	2005
Revenue:
Product	$2,920	$3,232	$12,551	$7,504
Royalty and other	1,957	2,544	6,876	7,219

Total revenue	4,877	5,776	19,427	14,723

Cost of revenue:
Product	1,305	1,352	5,934	4,259
Royalty and other	41	42	158	115

Total cost of revenue	1,346	1,394	6,092	4,374

Gross profit	3,531	4,382	13,335	10,349

Operating expenses:
Sales and marketing	1,019	540	3,403	2,137
Research and development	3,892	3,182	9,993	11,313
General and administrative	1,158	1,240	3,858	3,826
NexQL research and development	—	—	721	—
Business restructuring	(73)	—	(187)	544
Non-controlling interest	(215)	—	(215)	—
Amortization of intangibles	—	67	—	202

Total operating expenses	5,781	5,029	17,573	18,022

Loss from operations	(2,250)	(647)	(4,238)	(7,673)

Other income, net	120	148	346	441

Net loss	$(2,130)	$(499)	$(3,892)	$(7,232)

Basic and diluted net loss per share	$(0.08)	$(0.02)	$(0.16)	$(0.28)

Shares used in computing basic and diluted net loss per share	25,318,050	26,459,053	25,061,443	26,083,604

See accompanying notes to unaudited condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED JULY 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(3,892)	$(7,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,897	1,619
Business restructuring expenses	(187)	229
Amortization of intangibles	—	202
Loss on disposal of fixed assets	99	24
Impairment charge on investment in privately-held company	721	—
Stock-based compensation	114	170
Provision for doubtful accounts receivable	35	(1)
Provision for excess and obsolete inventory	(93)	199
Changes in assets and liabilities:
Accounts receivable	979	(48)
Inventories	115	(279)
Prepaids and other current assets	638	(143)
Accounts payable	1,046	(1,521)
Accrued expenses and other	(855)	(1,502)
Accrued warranty costs	—	(230)
Deferred revenue and other	—	24

Net cash provided by (used in) operating activities	617	(8,489)

Cash flows from investing activities:
Purchase of property and equipment	(1,413)	(774)
Purchase of held-to-maturity investments	(41,500)	(18,412)
Maturity of held-to-maturity investments	43,267	34,436
Investment in privately-held company	(721)	—

Net cash provided by investing activities	3,883	15,250

Cash flows from financing activities:
Proceeds from issuance of common stock	460	699
Retirement of common stock	(32)	—
Change in book overdraft	(806)	—

Net cash provided by (used in) financing activities	(378)	699

Net increase in cash and cash equivalents	4,122	7,460
Cash and cash equivalents, beginning of period	807	101

Cash and cash equivalents, end of period	$679	$7,561

See accompanying notes to unaudited condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Crossroads Systems, Inc. (Crossroads or the Company) and its wholly-owned subsidiaries. Crossroads, a Delaware corporation, is a leading provider of business information assurance solutions for secure storage and data management. Crossroads sells and licenses its products and services primarily to leading storage system and server original equipment manufacturers, distributors, system integrators and storage service providers. The Company continues to consolidate the balance sheet, statements of operations and cash flows of NexQL Corporation (NexQL), a variable interest entity (VIE). The Company defines its operations as two distinct businesses: Storage, formerly referred to as device controllers, and StrongBox™, formerly part of network solution appliances.

The accompanying financial data as of July 31, 2005 and for the three and nine months ended July 31, 2004 and 2005, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended October 31, 2004, included in our Annual Report on Form 10-K.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include our presentation of auction rate securities. We have made reclassifications to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. As a result of these reclassifications, net cash provided by investing activities decreased $4.3 million and increased $18.2 million for the nine months ended July 31, 2004 and 2005, respectively. As a result of these reclassifications, cash and cash equivalents decreased $13.9 million and $5.8 million for the period ended October 31, 2004 and July 31, 2005, respectively, and short-term investments increased by these respective amounts. This change in reclassification does not affect previously reported cash flows from operations, cash flows from financing activities, or consolidated statements of operations for any period.

Revenue Recognition

Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, collectibility is probable and the risk of loss has passed to the customer. Revenue from product sales to customers that do not have rights of return, including product sales to original equipment manufacturers (OEMs) and certain distributors, value-added resellers (VARs) and system integrators, are recognized upon shipment or when title transfers. Sales and cost of sales related to customers that have rights of return are deferred and subsequently recognized upon sell-through to end-users.

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

Deferred Revenue

NexQL entered into a Master Reseller Agreement (the Reseller Agreement) on July 30, 2004 with a reseller in Europe. Subject to the terms of the Reseller Agreement, NexQL has assigned specific customer accounts exclusively to the reseller for an initial fee of $50,000. In August 2004, NexQL delivered product simulators to the reseller and has collected $950,000 for the simulators and $50,000 for the Reseller Agreement. Crossroads will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and the fee is fixed or determinable. Securities and Exchange Commission Staff Accounting Bulletin No. 104-”Revenue Recognition” requires the Company to be able to estimate returns and warranty expenses prior to recognizing revenue. Since NexQL has no history selling their products, we are not able to estimate returns and warranty expense at this time. Revenue from sales of products prior to the time we are able to estimate returns and warranty expense will be deferred. As of July 31, 2005 the entire $1.0 million remained deferred.

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

Stock-Based Compensation

As of July 31, 2005, the Company has one employee stock-based compensation plan, which is described more fully in Note 12 of our Annual Report on Form 10-K. Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company allocates stock-based compensation to specific line items within the condensed consolidated statements of operations based on the classification of the employees who receive the benefit. Stock-based compensation was recorded as follows (in thousands):

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2005	2004	2005
Cost of revenue	$1	$—	$3	$—
Sales and marketing	—	—	—	—
Research and development	7	114	43	114
General and administrative	11	44	68	56

Total stock-based compensation	$19	$158	$114	$170

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

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2005	2004	2005
Net loss, as reported	$(2,130)	$(499)	$(3,892)	$(7,232)
Stock-based employee compensation expense included in reported net loss	19	158	114	170
Stock-based employee compensation expense determined under fair value based method for all awards	(862)	(477)	(6,124)	(1,277)

Pro forma net loss	$(2,973)	$(818)	$(9,902)	$(8,339)

Net loss per share:
Basic and diluted - as reported	$(0.08)	$(0.02)	$(0.16)	$(0.28)
Basic and diluted - pro forma	$(0.12)	$(0.03)	$(0.40)	$(0.32)

2. INVENTORIES

Inventories, net consist of the following (in thousands):

	OCTOBER 31, 2004	JULY 31, 2005
Raw materials	$1,109	$1,002
Work-in-process	—	27
Finished goods	584	346

	1,693	1,375
Less: Allowance for excess and obsolete inventory	(533)	(135)

	$1,160	$1,240

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

The percentage of sales to significant customers was as follows:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2005	2004	2005
HP	59.7%	47.4%	50.1%	54.9%
StorageTek	15.9%	12.9%	23.7%	21.5%
EMC	14.8%	27.2%	16.9%	10.6%

The level of sales to any customer may vary from quarter to quarter. However, the Company expects that significant customer concentration, particularly to its three major customers, will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations.

4. BUSINESS COMBINATIONS

Purchase Acquisition

During the fourth quarter of fiscal 2004, the Company completed an asset acquisition of Teracruz, Inc. (Teracruz), to add database acceleration, monitoring, security and compliance technology. The acquisition was accounted for as a purchase transaction. For additional information regarding the asset acquisition of Teracruz, Inc. see Note 6 of our Annual Report on Form 10-K.

The purchase price of the transaction was allocated to the acquired assets based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets. The intangible assets are reviewed periodically to identify any potential impairment.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents details of the purchased intangible assets acquired during fiscal 2004 as part of the Teracruz asset acquisition and represents the balance at July 31, 2005 (in thousands, except number of years):

	JULY 31, 2005
	Amortization Period (Years)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Workforce in place	3	$98	(25)	$73
Technology	3	711	(177)	534

Total intangible assets		$809	$(202)	$607

The future amortization expense for the next three years is as follows (in thousands):

Fiscal Year	Amount
2005	$68
2006	270
2007	269

Total	$607

Variable Interest Entity (VIE)

During the first fiscal quarter of 2004, the Company made an investment in NexQL, a privately-held development stage company. Pursuant to certain agreements with NexQL, the Company has invested $2.5 million to purchase NexQL common stock and has provided NexQL with an additional $1.1 million in cash under a $2.0 million loan facility. In February 2005, the Company amended its existing agreements with NexQL. See Note 8 Commitments and Contingencies – NexQL Commitment. The investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize.

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

As a result of the Revised Interpretations, under FIN 46R rules, the operating results of NexQL were accounted for on the equity method for the six months ended April 30, 2004. The company began consolidating the statements of operations and cash flows of NexQL beginning May 1, 2004, the beginning of the Company’s third fiscal quarter of 2004.

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

Crossroads did not record any amounts as revenue related to NexQL for the three or nine months ended July 31,

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2004 or 2005. Net operating expenses and net loss attributable to NexQL for the three months ended July 31, 2004 and 2005 were approximately $0.6 million and $0.7 million, respectively. Net operating expenses and net loss attributable to NexQL for the nine months ended July 31, 2004 and 2005 were approximately $1.4 million and $2.4 million, respectively. Overall results were significantly impacted as a result of our investment in NexQL and adoption of FIN 46R.

5. SEGMENT INFORMATION

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in two reportable industry segments: Storage, formerly device controllers, and StrongBox, formerly network solution appliances. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM), as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon product type. For the six months ended April 30, 2005, the StrongBox segment was comprised of NexQL and the assets acquired from Teracruz. However, during the nine months ended July 31, 2005, the CODM began evaluating NexQL separately from the assets acquired from Teracruz due to the investment nature of our relationship with NexQL. Therefore, we revised the following table to reflect his allocation and operational performance decisions The Company did not operate in reportable industry segments during the nine months ended July 31, 2004.

The following presents selected financial information for the nine months ended July 31, 2005 by product type (in thousands):

	STORAGE (FORMERLY - DEVICE CONTROLLERS)	STRONGBOX (FORMERLY - NETWORK SOLUTION APPLIANCES)	STORAGE AND STRONGBOX (CROSSROADS)	NEXQL	CROSSROADS CONSOLIDATED
Total revenue	$14,723	$—	$14,723	$—	$14,723

Net loss	$(3,671)	$(1,109)	$(4,780)	$(2,452)	$(7,232)

Total assets	$26,367	$654	$27,021	$288	$27,309

6. BUSINESS RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT

In March 2005 the Company’s Board of Directors approved a restructuring plan to reduce its workforce by approximately 20 percent, or 23 people, to reduce operational expenses and streamline operations. For the nine months ended July 31, 2005, the Company recorded $0.6 million in restructuring charges. Components of the restructuring charge and the remaining restructuring accrual as of July 31, 2005 are as follows (in thousands):

	FACILITY LEASE LOSSES	ASSET IMPAIRMENTS	EMPLOYEE SEPARATION AND OTHER COSTS	TOTAL
Effect of restructuring plan and impact on accrued liabilities	$278	$18	$340	$636
Cash activity	(67)	—	(340)	(407)
Non-cash activity	—	(18)	—	(18)

Balance as of July 31, 2005	$211	$—	$—	$211

As of July 31, 2005, remaining cash expenditures resulting from the restructuring are estimated to be $0.2 million and relate primarily to facility lease losses. The Company estimates that these costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcement made during the three months ended April 30, 2005, however, there can be no assurance future restructuring efforts will not be necessary.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consolidation of Excess Facilities

Facility lease losses relate to lease obligations for excess office space the Company has vacated as a result of the restructuring plan. The Company recorded $0.6 million in restructuring expense in relation to a site consolidation during the nine months ended July 31, 2005. Total lease commitments include the remaining lease liabilities and do not include any brokerage commissions or leasehold improvements required to sublease the vacated space. Of the $0.6 million charge recorded during the nine months ended July 31, 2005, approximately $0.3 million relates to the base rent and fixed operating expenses of the vacated space through the lease term of April 15, 2006.

Asset Impairments

Asset impairments recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, relate to computer equipment that was impaired as a direct result of the Company’s restructuring plan, reducing its workforce by 20%, and decision to vacate certain office space, resulting in an impairment of $18,000 during the nine months ended July 31, 2005.

Employee Separation and Other Costs

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 23 terminated employees, totaled $0.3 million during the nine months ended July 31, 2005. Employee groups impacted by the restructuring efforts include personnel in positions throughout the Company.

Previous Restructuring Plan

In May 2002, the Company completed a restructuring plan that reduced its workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down its infrastructure and to consolidate operations. The remaining accrual related to the May 2002 restructuring plan was $0.1 million as of July 31, 2005. The entire remaining accrual amount relates to remaining payments to be made for lease abandonment losses. In March 2003, the Company entered into an agreement to sublease a portion of its abandoned facilities. The anticipated rent payments from this sublease are approximately $157,000 through January 2006. A second agreement to sublease a portion of its abandoned properties was signed in May 2003. The anticipated rent payments from the second sublease are approximately $27,000 through January 2006.

In total, the Company has reduced its restructuring accrual related to the May 2002 restructuring plan by approximately $92,000 during the nine months ended July 31, 2005, principally for rent payments to be received over the next twelve months of the remaining sublease terms. As the Company has entered into the last twelve months of these subleases, the Company will no longer reduce the restructuring accrual for rent payments to be received, though the Company continues to assess recoverability of these sublease payments on a quarterly basis.

The following table details the changes in both the May 2002 and the March 2005 restructuring accruals during the nine months ended July 31, 2005 (in thousands):

Description	OCTOBER 31, 2004	CHARGE TO (RECOVERY OF) EXPENSES	CASH PAYMENTS	NON-CASH ACTIVITY	JULY 31 2005
Severance - fiscal year 2005	$—	$340	$(340)	$—	$—
Asset Impairments - fiscal year 2005	—	18	—	(18)	—
Facilities Abandonment - fiscal year 2005…	—	278	(67)	—	211
Facilities Abandonment - fiscal year 2002…	339	(92)	(171)	—	76

Total	$339	$544	$(578)	$(18)	$287

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 29, 2005, NexQL’s Board of Directors approved a restructuring plan to reduce NexQL’s workforce effective May 2, 2005. NexQL recognized approximately $52,000 in employee separation costs during the three months ended July 31, 2005.

7. LINE OF CREDIT

The Company carries a line of credit with a bank. The committed revolving line provides for an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit will mature on December 31, 2005. The Company intends to continue to carry the line of credit. As of October 31, 2004 and July 31, 2005, there were no borrowings outstanding under this revolving line of credit.

8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through July 31, 2007. In conjunction with entering into a lease agreement for its headquarters, the Company signed an unconditional, irrevocable letter of credit with a bank for $0.1 million, which is secured by the $3.0 million line of credit. Future minimum lease payments under all non-cancelable operating leases as of July 31, 2005 were approximately $1.6 million. In addition to base rent on its facilities lease, many of the operating lease agreements require that the Company pay a proportional share of the respective facilities’ operating expenses.

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

It is the Company’s policy to repair or replace products that have been authorized for repair or replacement by the Company’s customers. The Company maintains a reserve for the estimated costs of such repairs or replacements and adjusts the reserve based on historical sales volumes as well as actual costs incurred. The Company warrants products for a period from 12 to 60 months following the sale of its products.

Activity in the accrued warranty costs during the nine months ended July 31, 2004 and 2005 was as follows (in thousands):

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO (RECOVERY OF) EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
Nine months ended July 31, 2004
Warranty reserve	$802	$(77)	$(137)	$588

Nine months ended July 31, 2005
Warranty reserve	$508	$(131)	$(99)	$278

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

LEGAL PROCEEDINGS

Intellectual Property Litigation

On October 17, 2003, the Company filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of the Company’s patents, U.S. Patent No. 5,941,972 (the ’972 Patent) and U.S. Patent No. 6,425,035 (the ‘035 Patent), with some of Dot Hill’s products. Subsequently, Dot Hill filed an answer denying infringement and alleging the ‘972 and ‘035 Patents are invalid and unenforceable. Dot Hill had filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill’s products at issue in the litigation. In response, FalconStor had also denied infringement and alleged the ‘972 and ‘035 Patents are invalid and unenforceable. On August 18, 2004, FalconStor and Crossroads settled their claims against one another. The settlement included an upfront license fee from FalconStor to Crossroads and a cross-license of patents between the parties. The case against Dot Hill currently is in the discovery phase but has been stayed pending reexamination before the U.S. Patent and Trademark Office. That stay is set to expire on September 23, 2005. In the continuing litigation against Dot Hill, Crossroads plans to vigorously defend its patents against all counterclaims.

Securities Class Action Litigation

The Company and several of its current and former officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of the Company’s common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in the defendants’ favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, the Company reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, the Company’s directors-and-officers insurance carriers agreed to pay $3.35 million and the Company has paid $1.0 million. On February 14, 2005, the Court entered into an order preliminarily approving the settlement, certifying the class for settlement purposes and providing for notice. The Court held a hearing on the settlement on July 11, 2005, and at the hearing, it approved the settlement and entered a final judgment dismissing the case with prejudice.

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

EMPLOYMENT CONTRACTS

The Company has entered into an Employment Agreement with its President and Chief Executive Officer (CEO) setting forth the terms of his employment. The CEO is employed on an “at will” basis and may be terminated at any time, with or without cause, subject to the Severance Benefit Plans described below.

The Company also entered into Severance Benefit Plans with each of its executive officers. Pursuant to the terms of these plans, to the extent these executive officers are terminated prior to a change of control involving the Company they will receive (i) a cash payment equal to one month of salary for each quarter of service they have provided to the Company, up to a maximum of twelve months salary and (ii) the vesting of all options held by such executive officer will accelerate by a period of one year.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NEXQL	COMMITMENT

During the first fiscal quarter of 2004, the Company made an investment in NexQL, a privately-held development stage company. Pursuant to certain agreements with NexQL, the Company has invested $2.5 million to purchase NexQL common stock and has provided NexQL with an additional $1.1 million in cash under a $2.0 million loan facility. In February 2005, the Company amended its existing agreements with NexQL. The material terms of the amended agreement are:

•	The Company converted $1,501,321 in principal and interest owed to us by NexQL into 3,002,643 shares of NexQL common stock equal to approximately 27% of the total outstanding capital stock of NexQL as of March 22, 2005. Following such issuance, the Company holds 5,002,643 shares of NexQL common stock, equal to approximately 45% of the total outstanding capital stock of NexQL.

•	The Company agreed to lend NexQL up to an additional $2.0 million, subject to customary conditions. NexQL may request advances under the amended and restated loan agreement from time to time until March 15, 2006. Advances may be in the form of cash or services provided to NexQL by Crossroads. Through July 31, 2005, the Company had made advances totaling $1.1 million under this facility.

•	NexQL will issue us a convertible promissory note for all amounts borrowed under this loan facility that accrues interest at a rate of 6% per annum and is secured by a lien on the assets of NexQL, including its intellectual property. All amounts outstanding under this agreement will mature and become due on March 15, 2006, provided that the Company has agreed to forbear collection until March 15, 2007 if NexQL is actively seeking third party financing and is not otherwise in default under the terms of the loan agreement. In addition, the loan will mature upon the acquisition or insolvency of NexQL, in which case the interest rate of the loan also will increase to 12%.

•	The outstanding amounts under the loan agreement automatically will be converted into shares of NexQL capital stock in the event NexQL issues its equity securities in a financing transaction which results in proceeds to NexQL in excess of $5 million prior to March 15, 2006 (a Qualified Financing). The shares of stock into which these notes would be converted would be the same security issued to investors in the Qualified Financing, at the weighted average price per share paid in such financing. In the event NexQL consummates a financing that is not a Qualified Financing (an Other Financing), we have the right but not the obligation to convert all amounts owed under the loan agreement into shares of the securities sold by NexQL in such financing, at the weighted average price per share paid in such financing.

•	As additional consideration for the Company’s agreement to provide debt financing, NexQL also issued the Company a warrant to purchase up to the number of shares of stock issued by NexQL in a Qualified Financing or Other Financing equal to $500,000 divided by the weighted average price per share paid in such financing. The exercise price for the Warrant will be the weighted average price per share paid in such financing. The Warrant will expire if not exercised prior to March 22, 2015 or upon the acquisition of NexQL.

•	The Company agreed to terminate the option agreement with NexQL pursuant to which the Company had the right, but not the obligation, to purchase NexQL at a pre-determined price upon the completion of certain revenue milestones by NexQL. In exchange, NexQL has granted the Company a right of first refusal to acquire NexQL or its assets on substantially the same terms set forth in a bona fide third party offer. In the event of such proposed acquisition of NexQL or its assets, the Company will have an exclusive period of 30 days in which, at its discretion, either to match such third party proposal or to provide a counter-offer or alternative proposal to NexQL, and to exclusively negotiate with NexQL. This right will expire upon the acquisition of NexQL by another party (after compliance with the right of first refusal) or an initial public offering by NexQL.

•	The Company also agreed to modify certain other shareholder agreements with NexQL.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common stock equivalents consist of outstanding stock options. The total number of outstanding stock options excluded from the calculations of diluted net loss per common share was 4,955,596 and 4,925,380 as of July 31, 2004 and 2005, respectively.

10. SUBSEQUENT EVENTS

On August 17, 2005, the Board of Directors of Crossroads Systems, Inc. elected Alan B. Howe as a Director. Mr. Howe will become a member of the Audit Committee of the Board of Directors, replacing Richard D. Eyestone who will resign from his position as a member of the Audit Committee upon Mr. Howe joining the Audit Committee but who will continue to serve as a member of the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	we have incurred significant losses and negative cash flow, we expect future losses and we may never be profitable or maintain a consistent positive cash flow position;

•	our operating results are difficult to predict and are likely to vary significantly from quarter to quarter in the future;

•	the protocol-to-protocol conversion bridge business, the basis of our current storage products, is declining and we would be materially harmed if the market for our current and future products, particularly our StrongBox products, fail to develop as we currently anticipate;

•	the loss of or significant reduction in orders from key customers;

•	the uncertainty regarding the timing and market acceptance of our new products and solutions;

•	we would be materially harmed if demand for our products is less than we anticipate;

•	we are unable to determine at this time if we will be required in accordance with FIN 46R to consolidate our financial results with NexQL Corporation in future quarters and, if so, what the impact on our financial statements would be;

•	the loss of or significant reduction in orders from key customers;

•	our dependence on key personnel;

•	we could be materially harmed in the event of a general economic slowdown resulting in a reduction in information technology spending; and

•	other risks indicated below under the caption “Additional Factors That May Affect Future Results”.

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

OVERVIEW

We are a leading provider of business information assurance, or BIA, solutions of secure storage and data management for open system storage area networks, or SANs, based on our market share of storage routers shipped. Our traditional product offerings, network storage controllers, storage routers and ServerAttach appliances, serve as the interconnecting layer within SANs and allow organizations to efficiently store, manage and ensure the security and validity of and access to their data. Our objective is to maintain our position as a leading provider of highly secure storage and data management solutions while also expanding into new markets

Specifically, when used in SANs, our BIA solutions:

•	decrease congestion and ensure the proper transfer of data within a network;

•	reduce the time required to back up and restore data;

•	improve utilization of storage resources; and

•	preserve and enhance existing server and storage system investments

Information is crucial to global businesses and is under a growing number of threats. We are expanding upon our traditional storage router and data management product offerings to include a broader range of BIA. We intend to introduce intelligent, focused and automated solutions that solve customer problems in the areas of data access, use and storage.

To date, our financial results have been dependent on our ability and the ability of our OEMs and channel partners to respond to customer needs and industry-wide trends. We believe that we need to shift our focus from the declining storage router and data management market with sales activities funneled through original equipment manufacturers, or OEMs, to offering a complete line of BIA solutions. Several factors have led us to believe that the basic protocol-to-protocol conversion bridge business upon which our historical operations are based is declining. These factors include:

•	the introduction of native fibre-channel tape drives and the lowering cost of fibre switches;

•	the consolidation of bridge components into storage processors which provide the basic protocol to protocol conversion at lower cost and higher performance; and

•	market pressures requiring the commoditization of basic connectivity.

With these challenges in mind, we began to focus on an “Intelligence At The Edge” strategy in early 2004. We have defined “Intelligence At The Edge” as our approach to maximizing storage resource understanding, utilization and management through the delivery of value-add software features and functionality through devices that leverage the power of the network as specific, purposed solutions. This strategy is designed to translate our technology leadership in fibre channel-to-SCSI connectivity and expand it by developing solutions targeted at the fibre channel-t- SAN, internet protocol-to-SAN, and local area network environments. These intelligent network appliances are specifically targeted to deliver business information assurance solutions, including systems that provide a platform for business procedures and policies.

Companies face exponential growth rates of their data due to, among other factors, the emergence of new corporate governance requirements. This has led companies to turn to vendors who can ensure that their data is secure, valid and accessible. The main objective is to ensure the availability of business critical information while reducing the total cost of ownership. Crossroads deployment of a customer-centric BIA strategy requires a transformation of our business from a tape device networking interface provider focused primarily on hardware to a solutions company that incorporates software on its hardware solutions.

In March 2005, we introduced our StrongBox™ family of products that will deliver a set of data management intelligent appliances. These appliances are designed to operate together, supporting enterprise-wide auditing, security and analysis functions. Key to these appliances is that they deliver these tools with no impact on network or application performance. To date, we have appliances installed for evaluation purposes only and have not recognized revenue from our StrongBox™ family of products. At the present time, we are considering multiple options to sell and distribute these products including OEM’s, distributors, and systems integrators.

To date, our sales approach has been to primarily distribute our storage products to OEMs of servers and storage systems. These computer equipment manufacturers utilize our storage routers in their end-user SAN solutions. We also sell our storage routers through companies that distribute, resell or integrate our storage routers as part of a complete SAN solution – such as Bell Micro, InfoX and ACAL.

On a product basis, sales of our storage routers are in their fifth generation, primarily in our embedded line of products. Additionally, as storage networking continues to mature as an industry, we have seen a trend towards simplification of networking components and management. The impact of this trend on our business has been the push for, and subsequent ramp up of, embedded routers being shipped with tape libraries.

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

Our historical reliance on OEMs, as opposed to sales through distributors or VARs, poses a challenge in visibility for revenue growth as we are subject to their product delivery schedules. This limited visibility is the primary reason it was important to restructure our storage business. In March 2005, we reduced our workforce by approximately 20 percent in order to reduce operating expenses and to reduce our storage device controllers operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, deferred taxes, investment in privately-held company and consolidation, warranty obligations, excess and obsolete inventories, allowance for doubtful accounts, valuation of intangibles and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Judgment is required in determining our deferred tax assets and liabilities and our valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets, and our net deferred tax assets as of July 31, 2005 is zero.

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

As of July 31, 2005, we had a minority equity interest in NexQL of approximately 45% and we held one of four of NexQL’s board of director seats. Currently, NexQL has a negative equity position. If we are required to consolidate our financial results with NexQL in the future, any additional losses will impact our consolidated statement of operations. The factors used to determine how we will account for our interest in NexQL in the future makes it difficult for us to assess the impact of NexQL on our financial results in future periods.

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

Litigation. We evaluate contingent liabilities, including pending or threatened litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. As of July 31, 2005, we have not accrued any material costs associated with any pending or threatened litigation, as no amounts have been deemed probable or reasonably estimable. However, any changes in the pending or threatened litigation could result in revisions to our estimates of the potential liability and could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS

Our net loss for the three and nine months ended July 31, 2005 was $0.5 million and $7.2 million, respectively. Our net loss for the three and nine months ended July 31, 2004 was $2.1 million and $3.9 million, respectively. An increase in gross profit and decrease in operating expenses contributed to a decrease in our net loss for the three months ended July 31, 2005 as compared to the comparable period last year. A decrease in product revenue from a major OEM during the nine months ended July 31, 2005 contributed to an increase in our current net loss for the nine months ended July 31, 2005 as compared to the comparable period last year. In addition, our investment in NexQL had a significant impact on our current net loss. Net operating expenses and net loss attributable to NexQL for the three months ended July 31, 2004 and 2005 were approximately $0.6 million and $0.7 million, respectively. Net operating expenses and net loss attributable to NexQL for the nine months ended July 31, 2004 and 2005 were approximately $1.4 million and $2.4 million, respectively.

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue, costs of revenue and gross profit:

	THREE MONTHS ENDED JULY 31,			NINE MONTHS ENDED JULY 31,
	2004	2005		2004	2005
	(dollars in thousands)		+ / (-)	(dollars in thousands)		+ / (-)
Total revenue	$4,877	$5,776	18%	$19,427	$14,723	(24)%
Product	$2,920	$3,232	11%	$12,551	$7,504	(40)%
Royalty and other	$1,957	$2,544	30%	$6,876	$7,219	5%

Total cost of revenue	$1,346	$1,394	4%	$6,092	$4,374	(28)%
Product	$1,305	$1,352	4%	$5,934	$4,259	(28)%
Royalty and other	$41	$42	2%	$158	$115	(27)%

Total gross profit	$3,531	$4,382	24%	$13,335	$10,349	(22)%
Product	$1,615	$1,880	16%	$6,617	$3,245	(51)%
Royalty and other	$1,916	$2,502	31%	$6,718	$7,104	6%

Total gross profit percentage	72%	76%		69%	70%
Product	55%	58%		53%	43%
Royalty and other	98%	98%		98%	98%

TOTAL REVENUE

Total revenue consists of product revenue and royalty revenue. For the three months ended July 31, 2005, total revenue increased 18% mainly due to an increase in product revenue from a major OEM as well as an increase in HP royalty and less impact from seasonal declines in 2005. For the nine months ended July 31, 2005, total revenue decreased 24% mainly due to decreased product revenue from our OEMs as compared to the prior year.

A significant portion of our revenue is concentrated among a limited number of OEM customers. For the three months ended July 31, 2005, three customers represented 47%, 13% and 27%, respectively, of total revenue for a combined total of 87% of total revenue. We expect that a significant portion of our future revenue will continue to come from sales of products to a limited number of customers. Therefore, the loss of, or a decrease in the level of sales to, any one of these customers could seriously harm our financial condition and results of operations.

Product Revenue

Product revenue consists of sales of our storage products. Our product revenue is primarily generated from sales to our OEM partners who then sell our products to end-user customers. To date, we have not generated any revenue from our StrongBox family of products. During the three months ended July 31, 2005, the increase in product revenue as compared to the comparable period in 2004 was primarily due to an increase in revenue from one of our major OEM customers resulting from increased shipments. During the nine months ended July 31, 2005, the decrease in product revenue is primarily due to a significant reduction in revenue from our OEM customers due to what we believe is a shift in the industry toward embedded single solutions. We do not anticipate that product revenue will increase again until we are able to introduce new solutions to our OEMs and gain market acceptance of our new StrongBox family of products.

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

Royalty and other revenue for the three months ended July 31, 2005 increased as compared to the comparable period in 2004 due to increased HP royalties resulting from increased shipments of these products. Royalty and other revenue for the nine months ended July 31, 2005 remained relatively flat as compared to the comparable period in fiscal 2004 as an increase from HP royalty payments was offset by a decrease in IP license revenue. We do not anticipate any significant changes to royalty and other revenue during the remainder of fiscal 2005.

Given the nature of patent license agreements, the timing of license revenue is difficult to forecast and therefore is expected to cause fluctuations in royalty and other revenue. Our potential to generate patent license revenue in the future will be largely dependent upon our ability to identify and successfully pursue additional, potential licensees.

Gross Profit

Gross profit is total revenue less total cost of revenue. Total gross profit and the gross profit percentage increased for the three months ended July 31, 2005 as compared to the comparable period last year due to increased revenue and a favorable product mix. Total gross profit decreased for the nine months ended July 31, 2005 as compared to the same period in fiscal 2004 mainly due to lower product revenue. Although total gross profit dollars decreased, the gross profit percentage increased slightly during the nine months ended July 31, 2005 as compared with the comparable period last year as a result of increased sales of higher margin products.

Cost of product revenue consists primarily of contract manufacturing costs, material costs, manufacturing overhead, third party software licenses and warranty costs. Cost of product revenue remained relatively flat for the three months ended July 31, 2005 as compared to the comparable period in fiscal 2004 mainly due to product mix. Cost of product revenue decreased for nine months ended July 31, 2005 as compared to the comparable periods in fiscal 2004 mainly due to lower product revenue resulting from reduced shipments to our OEMs. We expect cost of product revenue to fluctuate based on the introduction of new products, changes in product mix and other fluctuations in the components of cost of product revenue.

We expect to introduce new products from time to time. As new or enhanced products are introduced, we must successfully manage the transition from older products to avoid excessive levels of older product inventories, and ensure that sufficient supplies of new products can be delivered to meet customer demands. Our revenue and gross profit margin will be adversely affected if we fail to successfully manage the introductions of these new products.

OPERATING EXPENSES

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel, tradeshow and advertising programs, and other promotional activities. The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our sales and marketing expenses:

	THREE MONTHS ENDED JULY 31,			NINE MONTHS ENDED JULY 31,
	2004	2005		2004	2005
	(dollars in thousands)		+ / (-)	(dollars in thousands)		+ / (-)
Total Sales and marketing	$1,019	$540	(47)%	$3,403	$2,137	(37)%
Stock-based compensation	$—	$—	0%	$—	$—	0%
Final Headcount	18	8	(56)%	18	8	(56)%

Sales and marketing expenses decreased during the three and nine months ended July 31, 2005, as compared to the same periods in fiscal 2004, primarily due to decreased compensation expense resulting from a smaller sales force. During the three and nine months ended July 31, 2005, we retained sales personnel necessary to support our product strategy in fiscal 2005. Due to our March 2005 restructuring, we anticipate that sales and marketing expenses may decrease during the remainder of fiscal 2005.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related costs, prototypes, and product development costs. The following sets forth, for the periods indicated, a year-over-year comparison of the key components of our research and development expenses:

	THREE MONTHS ENDED JULY 31,			NINE MONTHS ENDED JULY 31,
	2004	2005		2004	2005
	(dollars in thousands)		+ / (-)	(dollars in thousands)		+ / (-)
Total Research and development	$3,892	$3,182	(18)%	$9,993	$11,313	13%
Stock-based compensation	$7	$114	1529%	$43	$114	165%
Final Headcount	73	64	(12)%	73	64	(12)%

Research and development expenses decreased for the three months ended July 31, 2005, as compared to the same period in fiscal 2004, due to decreased headcount and, therefore, compensation expense required to support the development and testing of current products. Research and development expenses increased for the nine months ended July 31, 2005, as compared to the same period in fiscal 2004, due to increased expenses to support the development and testing of new products to be introduced in the future. Although we decreased expenses with our March 2005 restructuring, we anticipate that research and development expenses may increase as we continue the development of our StrongBox family of products.

As a result of consolidation of NexQL’s results, we also absorbed approximately $0.7 million and $2.3 million of NexQL research and development expenses for the three and nine months ended July 31, 2005, respectively, primarily for compensation and prototype related costs. Our research and development expenses may be impacted by NexQL’s May 2005 restructuring.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs, costs of our administrative, executive and information technology departments, as well as legal and accounting, and insurance. The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our general and administrative expenses:

	THREE MONTHS ENDED JULY 31,			NINE MONTHS ENDED JULY 31,
	2004	2005		2004	2005
	(dollars in thousands)		+ / (-)	(dollars in thousands)		+ / (-)
Total General and administrative	$1,158	$1,240	7%	$3,858	$3,826	(1)%
Stock-based compensation	$11	$44	300%	$68	$56	(18)%
Final Headcount	19	15	(21)%	19	15	(21)%

The increase in general and administrative expenses for the three months ended July 31, 2005, as compared to the same period in fiscal 2004, was primarily due to an increase in consulting expenses. General and administrative expenses for the nine months ended July 31, 2005, as compared to the same period in fiscal 2004, was relatively flat. We anticipate that general and administrative expenses may decrease throughout the remainder of fiscal 2005 as we have restructured our workforce in an effort to reduce general and administrative costs.

As a result of consolidation of NexQL’s results, we also absorbed approximately $40,000 and $134,000 of NexQL general and administrative expenses for the three and nine months ended July 31, 2005, respectively, primarily for compensation, legal and insurance related costs. If NexQL’s results continue to be consolidated, we anticipate that general and administrative costs related to NexQL would decrease as a result of their restructuring in May 2005.

NexQL

During the first fiscal quarter of 2004, we made an investment in NexQL, a privately-held development stage company. Pursuant to certain agreements with NexQL, we have invested $2.5 million to purchase NexQL common stock and have provided NexQL with an additional $1.1 million in cash under a $2.0 million loan facility. In February 2005, we amended our existing agreements with NexQL. The material terms of the amended agreement are:

•	We converted $1,501,321 in principal and interest owed to us by NexQL into 3,002,643 shares of NexQL common stock equal to approximately 27% of the total outstanding capital stock of NexQL as of March 22, 2005. Following such issuance, we hold 5,002,643 shares of NexQL common stock, equal to approximately 45% of the total outstanding capital stock of NexQL.

•	We agreed to lend NexQL up to an additional $2 million, subject to customary conditions. NexQL may request advances under the amended and restated loan agreement from time to time until March 15, 2006. Advances may be in the form of cash or services provided to NexQL by us. Through July 31, 2005, we had made advances totaling $1.1 million in cash under this loan agreement.

•	NexQL will issue us a convertible promissory note for all amounts borrowed under this loan facility that accrues interest at a rate of 6% per annum and is secured by a lien on the assets of NexQL, including its intellectual property. All amounts outstanding under this agreement will mature and become due on March 15, 2006, provided that we have agreed to forbear collection until March 15, 2007 if NexQL is actively seeking third party financing and is not otherwise in default under the terms of the loan agreement. In addition, the loan will mature upon the acquisition or insolvency of NexQL, in which case the interest rate of the loan also will increase to 12%.

•	The outstanding amounts under the loan agreement automatically will be converted into shares of NexQL capital stock in the event NexQL issues its equity securities in a financing transaction which results in proceeds to NexQL in excess of $5 million prior to March 15, 2006 (a “Qualified Financing”). The shares

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

In connection with the adoption of the Revised Interpretations of FIN 46 (FIN 46R), we concluded that NexQL is a VIE and that we are the primary beneficiary. Under FIN 46R transition rules, the operating results of NexQL were accounted for on the equity method for the three months ended April 30, 2004. We consolidated the statements of operations and cash flows of NexQL beginning May 1, 2004, the beginning of our third fiscal quarter of 2004.

We did not record any amounts as revenue related to NexQL for the three or nine months ended July 31, 2004 or 2005. Net operating expenses and net loss attributable to NexQL for the three months ended July 31, 2004 and 2005 were approximately $0.6 million and $0.7 million, respectively. Net operating expenses and net loss attributable to NexQL for the nine months ended July 31, 2004 and 2005 were approximately $1.4 million and $2.4 million, respectively. Our overall results were significantly impacted as a result of our investment in NexQL and adoption of FIN 46R.

NexQL entered into a Master Reseller Agreement on January 30, 2004 with a reseller in Europe. Subject to the terms of the reseller agreement, NexQL has assigned specific customer accounts exclusively to the reseller for an initial fee of $50,000. In August 2004, NexQL delivered product simulators to the reseller and has collected $950,000 for the simulators and $50,000 for the reseller agreement. Crossroads will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, requires us to be able to estimate returns and warranty expenses prior to recognizing revenue. Since NexQL has no history selling their products, we are not able to estimate returns and warranty expense. Revenue from sales of products prior to the time we are able to estimate returns and warranty expense will be deferred. As of July 31, 2005 we continued to defer the entire $1.0 million.

In accordance with the equity method, as described above, we monitored our investment in NexQL for impairment during the first two quarters of fiscal 2004 and made appropriate reductions in its carrying value and recorded an impairment charge based on the financial condition and near-term prospects of NexQL. These impairment charges are included in the caption, NexQL research and development, in the consolidated statement of operations. The impairment charge, including our percentage of losses on our investment in NexQL, was approximately $0.3 million for the three months ended July 31, 2004. Our investment in NexQL has inherent risk as the markets for the technologies or products of NexQL are in the early stages of development and may never materialize. Effective July 31, 2004, we began consolidating NexQL in accordance with FIN 46R and as a result potential additional losses from NexQL have and may continue to impact our consolidated statement of operations, which could cause substantial fluctuations in our financial results.

On April 29, 2005, NexQL’s Board of Directors approved a restructuring plan effective May 2, 2005, to reduce NexQL’s workforce in order to reduce operating expenses and re-align resources with NexQL’s current strategy effective May 2, 2005. NexQL recognized approximately $52,000 for employee separation expenses during the three months ended July 31, 2005 as a result of this restructuring plan.

Business Restructuring Expenses and Asset Impairment

In March 2005 our Board of Directors approved a restructuring plan to reduce our workforce by approximately 20 percent, or 23 people, to streamline operations and re-align resources with our current strategy in targeted growth areas. For the three and nine months ended July 31, 2005, we recorded approximately $0.6 million in restructuring charges. Components of business restructuring charges, asset impairments and the remaining restructuring accruals as of July 31, 2005 are as follows (in thousands):

	FACILITY LEASE LOSSES	ASSET IMPAIRMENTS	EMPLOYEE SEPARATION AND OTHER COSTS	TOTAL
Effect of restructuring plan and impact on accrued liabilities	$278	$18	$340	$636
Cash activity	(67)	—	(340)	(407)
Non-cash activity	—	(18)	—	(18)

Balance as of July 31, 2005	$211	$—	$—	$211

As of July 31, 2005, remaining cash expenditures resulting from the restructuring are estimated to be $0.2 million and relate primarily to facility lease losses. We estimate that these costs will be substantially incurred within one year of the restructuring. We have substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcement made during the three months ended July 31, 2005; however, there can be no assurance future restructuring efforts will not be necessary.

Consolidation of Excess Facilities

Facility lease losses relate to lease obligations for excess office space we have vacated as a result of the restructuring plan. We recorded $0.3 million in restructuring expense in relation to a site consolidation during the three and nine months ended July 31, 2005. Total lease commitments include the remaining lease liabilities, and do not include any leasehold improvements required to sublease the vacated space or brokerage commissions. Of the $0.6 million charge recorded during the three and nine months ended July 31, 2005, approximately $0.3 million relates to the base rent and fixed operating expenses of the vacated space through the lease term of April 15, 2006.

Asset Impairments

Asset impairments recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, relate to the impairment of computer equipment that was impaired as a direct result of our restructuring plan, reducing our workforce by 20%, and decision to vacate certain office space, resulting in an impairment of $18,000 during the three and nine months ended July 31, 2005.

Employee Separation and Other Costs

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 23 terminated employees, totaled $0.3 million during the three and nine months ended July 31, 2005. Employee groups impacted by the restructuring efforts include personnel in positions throughout our company.

Previous Restructuring Plan

In May 2002, we completed a restructuring plan that reduced our workforce by approximately 25%, or 40 people (primarily in the sales, marketing and general and administrative areas), to scale down our infrastructure and to consolidate operations. The remaining accrual related to the May 2002 restructuring plan was $0.1 million as of July 31, 2005. The entire remaining accrual amount relates to remaining payments to be made for lease abandonment losses. In March 2003, we entered into an agreement to sublease a portion of our abandoned facilities. The anticipated rent payments from this sublease are approximately $157,000 through January 2006. A second agreement to sublease a portion of our abandoned properties was signed in May 2003. The anticipated rent payments from the second sublease are approximately $27,000 through January 2006.

In total, we have reduced our restructuring accrual related to the May 2002 restructuring plan by approximately $0.1 million during the three and nine months ended July 31, 2005, principally for rent payments to be received over the next twelve months of the remaining sublease terms. As we entered into the last twelve months of these subleases, we will no longer reduce the restructuring accrual for rent payments to be received, though we continue to assess recoverability of these sublease payments on a quarterly basis.

The following table details the changes in both the May 2002 and the March 2005 restructuring accruals during the nine months ended July 31, 2005 (in thousands):

Description	OCTOBER 31, 2004	CHARGES TO (RECOVERY OF) EXPENSES	CASH PAYMENTS	NON-CASH ACTIVITY	JULY 31 2005
Severance - fiscal year 2005	$—	$340	$(340)	$—	$—
Asset Impairments - fiscal year 2005	—	18	—	(18)	—
Facilities Abandonment - fiscal year 2005	—	278	(67)	—	211
Facilities Abandonment - fiscal year 2002	339	(92)	(171)	—	76

Total	$339	$544	$(578)	$(18)	$287

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

	OCTOBER 31, 2004	JULY 31, 2005
Cash and cash equivalents	$101	$7,561
Short-term investments	$28,436	$12,413
Working capital	$25,844	$20,537
Current ratio	4.6:1	6.0:1
Days sales outstanding	36	42

Our principal sources of liquidity at July 31, 2005 consisted of $7.6 million in cash and cash equivalents and $12.4 million in short-term investments.

In June 2005, we renewed our line of credit with Silicon Valley Bank. The committed revolving line is an advance of up to $3.0 million with a borrowing base of 80% of eligible accounts receivable. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of specified levels of tangible net worth and certain financial performance covenants measured on a monthly basis. The line of credit matures in December 2005. We intend to request an extension of our line of credit. As of July 31, 2005, there were no borrowings outstanding under the revolving line of credit and no term loans outstanding.

Cash utilized by operating activities for the nine months ended July 31, 2005 was approximately $8.5 million. This utilization of cash for operating activities is primarily due to decreased product revenue as compared to the nine months ended July 31, 2004, a decrease in our accounts payable and accrued expense balances and additional funding provided to NexQL. During the nine months ended July 31, 2005, we funded NexQL approximately $2.3 million and our product gross margin decreased 51%, or approximately $3.4 million, as compared with the comparable period in fiscal 2004.

Cash provided by investing activities was approximately $15.3 million during the nine months ended July 31, 2005, primarily due to the timing of short-term investment transactions and the maturity of held-to-maturity investments, net of purchases. Our investment policy related to debt instruments places greater emphasis on the safeguarding of cash and requires investment in high quality short-term securities. We have made reclassifications to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. As a result of these reclassifications, net cash provided by investing activities decreased $4.3 million and increased $18.2 million for the nine months ended July 31, 2004 and 2005, respectively. Capital expenditures were approximately $0.8 million and reflect our investments in computer equipment, software, test equipment, software development tools and leasehold improvements, all of which were required to support the ongoing research and development in our technologies and expansion of our product offerings. We anticipate additional capital expenditures during the remainder of fiscal 2005, primarily to support our ongoing product development efforts.

Cash provided by financing activities was approximately $0.7 million for the nine months ended July 31, 2005 as a result of approximately $0.7 million in stock option exercises.

On April 25, 2005, we received notice from The Nasdaq Stock Market (Nasdaq) advising us that for 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq National Market, as set forth in Marketplace Rule 4450(a)(5). In accordance with Nasdaq Marketplace Rule 4450(e)(2), the notice specified that unless our common stock closed at a bid price of $1.00 per share or greater for a minimum of ten consecutive trading days by October 24, 2005, Nasdaq would then provide us with notice of their intent to de-list our stock from The Nasdaq National Market. On July 20, 2005, we received notice from Nasdaq that the bid price of our common stock had closed at or above $1.00 per share for at least 10 consecutive business days. Accordingly, we have regained compliance with Nasdaq Marketplace Rule 4450(a)(5), and this matter is now closed.

We have funded our operations to date primarily through product sales, royalty payments, litigation settlement payments, sales of preferred stock and our initial public offering. The initial public offering resulted in aggregate gross proceeds to us of $98.2 million.

As of July 31, 2005, we had no long-term debt. We believe our existing cash and short-term investment balances and our credit facilities will be sufficient to meet our capital requirements beyond the next 12 months. However, we could be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts, acquisition of companies, products or technologies, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. In fiscal 2004, we made a technology investment in NexQL Corporation for the joint development of advanced data management solutions. During the term of this and other strategic agreements, we provided debt and equity funding of approximately $2.5 million to NexQL, and have agreed to extend up to an additional $2.0 million in secured, convertible debt funding. In total, we have funded $3.6 million to NexQL as of the date of this Quarterly Report. We may enter into additional strategic arrangements or acquisitions in the future that could require us to seek additional equity or debt financing. We cannot assure that additional equity or debt financing, if required, will be available to us on acceptable terms, or at all.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

We lease office space and equipment under long-term operating lease agreements that expire on various dates through July 2007.

In April 2000 we entered an agreement to lease approximately 63,500 square feet of administrative office space in Austin, Texas. During fiscal 2004, we renegotiated the terms of our lease to relinquish approximately 4,700 square feet of office space. The term of the lease agreement is through April 15, 2006, and represented a lease commitment of approximately $1.8 million per year through the lease term. We currently have a lease commitment of approximately $1.3 million through the lease term. In conjunction with entering into the lease agreement, we signed an unconditional, irrevocable letter of credit with a bank for $100,000, which is secured by a $3.0 million line of credit.

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

The following summarizes our contractual cash obligations as of July 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,571	$1,509	$62	$—	$—
NexQL loan facility*	644	644	—	—	—
Subleases	(184)	(184)	—	—	—

Total, net	$2,031	$1,969	$62	$—	$—

*	Pursuant to our agreements with NexQL, we may provide up to $2 million of the loan facility over a discretionary time period.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the first quarter of fiscal 2006, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in our statement of operations. The statement also requires that such transactions be accounted for using the fair–value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. We currently are evaluating the impact of Statement 123(R) on our financial condition and results of operations.

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

We have incurred significant losses in every fiscal quarter since fiscal 1996 and expect to continue to incur losses in the future. As of July 31, 2005, we had an accumulated deficit of $161.1 million. We cannot be certain that we will be able to generate sufficient revenue to achieve profitability or become consistently cash flow positive. Although we restructured our organization in 2002, and again in March 2005, to significantly reduce our expense structure, we still expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we expect to continue to incur losses. We expect fluctuations in our cash flow position to continue in future quarters throughout fiscal 2005 and beyond.

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

In fiscal 2003, 2004, and the nine months ended July 31, 2005, 75%, 84% and 87% of our total revenues, respectively, were derived from OEM customers with more than ten percent of our total sales. In fiscal 2004, HP, StorageTek and EMC represented 48%, 21% and 15% of our total revenue, respectively. For the nine months ended July 31, 2005, HP, StorageTek and EMC represented 55%, 22% and 11% of our total revenue, respectively. Our operating results now and in the foreseeable future will continue to depend on sales to a limited number of OEM customers. Therefore, the loss of any of our key OEM customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue.

StorageTek, one of our significant OEM customers, has been acquired by Sun Microsystems (Sun). The results of this acquisition are unknown to us and could adversely affect our relationship with StorageTek and future revenue generating opportunities.

On August 31, 2005, Sun completed its acquisition of StorageTek. StorageTek was one of our largest OEM customers and accounted for 21% and 22% of our total revenues in fiscal 2004 and the first nine months of fiscal 2005, respectively. We do not have an existing business relationship with Sun and we do not know what, if any, impact the acquisition of StorageTek by Sun will have on our relationship with StorageTek or Sun following the acquisition. If Sun decides not to continue selling our products, our revenue may suffer and our business would be adversely affected.

Our stock price is volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, from November 2004 through July 2005, the intra-day market price of our common stock as quoted on The NASDAQ Stock Market fluctuated between $0.78 and $1.56. The market price of our common stock may be significantly affected by the following factors:

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

Our common stock is currently above $1.00 but recently had traded below $1.00 per share for more than 30 consecutive trading days, and our stock was at risk of being de-listed from the Nasdaq National Market.

On April 25, 2005, we received notice from The Nasdaq Stock Market (Nasdaq) advising us that for 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq National Market, as set forth in Marketplace Rule 4450(a)(5). In accordance with Nasdaq Marketplace Rule 4450(e)(2), the notice specified that unless our common stock closed at a bid price of $1.00 per share or greater for a minimum of ten consecutive trading days by October 24, 2005, Nasdaq would then provide us with notice of their intent to de-list our stock from The Nasdaq National Market. On July 20, 2005, we received notice from Nasdaq that the bid price of our common stock had closed at or above $1.00 per share for at least 10 consecutive business days. Accordingly, we have regained compliance with Nasdaq Marketplace Rule 4450(a)(5), and this matter is now closed.

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

We are introducing a new family of products, StrongBox family of products, that represent a fundamental shift in our strategic direction which entails significant risk. If we are unable to successfully develop these new products, if these new markets fail to develop to the extent and as quickly as we expect, or if we are not successful in this strategic shift, our business will be materially and adversely affected.

We began to introduce our StrongBox family of products for secure storage and data management in fiscal 2005. This new strategy entails significant risks, such as new markets and new competition, and represents a fundamental shift in our business. If we are not successful in implementing this new strategy, our business will be materially and adversely affected.

We believe that our StrongBox family of products may require a distribution model different from our traditional OEM and distribution channel business, and we may not be successful in the execution of this new strategy, including hiring a sales team to support a sales model targeting the end user.

Historically, our storage routing business has relied upon key OEM and distribution channels, and, as such, we have had limited direct contact with the end users of our products. We believe that our StrongBox family of products provide an opportunity for direct interface with the end user in addition to continuing to leverage our existing and new OEM relationships and channel partners. It may be necessary to hire a sales force to deliver this family of products to the marketplace and we have limited experience in this area. If we are not successful in defining and executing the appropriate distribution model for this family of products, or, if deemed appropriate, in hiring and training a sales team that can execute our strategy, the future prospects for our business will be materially and adversely affected.

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

Our current business is dependent on the storage area network market, which is unpredictable, and if this market does not expand as we anticipate, our business will suffer.

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

We currently have a limited number of products that we sell in commercial quantities. Our future growth and competitiveness will depend greatly on the market acceptance of our product lines.

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

Demand for our current products depends significantly upon the need to interconnect small computer system interface (SCSI) tape storage systems with FibreChannel SANs, and we expect to face competition from manufacturers of tape storage systems that incorporate Fibre Channel interfaces into their products.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. Moreover, we are highly dependent on our executive staff, in particular Rob Sims, our chief executive officer, to provide continuity in the execution of our growth plans. The loss of the services of any of our key employees or key management would harm our business. Additionally, our inability to attract or retain qualified personnel in the future or any delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products. The recent decline in our stock price has resulted in a substantial number of “underwater” stock options, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive. In addition, the previously announced reductions in our workforce may adversely affect the morale among our remaining employees, which may further adversely affect our ability to retain or attract qualified employees. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

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

As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. For example, in December 2003 we made an investment in NexQL, a development stage company. In addition, in October 2004, we purchased database acceleration, monitoring, security, and compliance technology which represented substantially all of the assets of Teracruz, Inc., a privately-held company located in Alabama. In connection with the purchase of the Teracruz assets, we assumed Teracruz’s lease obligation for its facility in Alabama and we hired five former Teracruz employees. We also must integrate the Teracruz assets into our future products. Any acquisitions would entail a number of risks that could materially and adversely affect our business and operating results, including:

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

We are a party to several agreements with NexQL, a development stage company. As of July 31, 2005, we had a minority equity interest in NexQL of approximately 45% and we held one of NexQL’s four board of director seats. Our relationship with NexQL subjects us to numerous risks and uncertainties, including:

•	we have invested $2.5 million and have committed to lend up to $2.0 million to NexQL, of which we have funded $1.1 million as of July 31, 2005, and we may lose all of our investment;

•	we are required to consolidate NexQL’s financial statements with our own and therefore our operating results are less predictable and subject to significant fluctuation beyond our control, and may be adversely affected by the results of NexQL;

•	in the event we were to acquire NexQL, whether either all or in part with cash, we would likely be required to seek additional financing that may not be available to us on acceptable terms, or at all; and

•	NexQL’s business is substantially different from our business and, therefore, in the event we elect to acquire NexQL, there would the associated risks of managing a new segment.

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

If we fail to comply with environmental regulations we could be subject to substantial fines, our inventory could become obsolete or we may be required to suspend production, alter manufacturing processes or cease operations.

In July 2006, the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or the RoHS Directive, will become effective in the European Union. The RoHS Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium, and certain flame retardants, in the construction of component parts of certain electrical and electronic equipment sold within the European Union. We are currently making preparations to comply with these directives to the extent applicable to the hardware contained in our solutions. As part of this process, we will also need to ensure that we have a supply of compliant components from our suppliers. Ensuring compliance with these directives and integrating compliance activities with suppliers will result in additional costs to us and may result in disruptions to our operations. In addition, products we hold in inventory that are not sold to end-user customers prior to July 1, 2006 may become obsolete and we may need to write-off that inventory to the extent we are unable to sell it. We cannot currently estimate the extent of such additional costs or potential disruptions nor can we estimate the potential impact of writing-off obsolete inventory. However, to the extent that any such costs are substantial, our financial results could be materially and adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to Crossroads (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in internal control over financial reporting. During the quarter ended July 31, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Action Litigation. We and several of our current and former officers and directors were named as defendants in several class action lawsuits filed in the United States District Court for the Western District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from January 25, 2000 through August 24, 2000. On February 24, 2003, the Court entered a final judgment in our favor. Plaintiff’s appealed to the United States Court of Appeals for the Fifth Circuit. On April 14, 2004, the Fifth Circuit issued an opinion, which affirmed in part and vacated in part the district court’s ruling. The remaining claims were remanded to the district court. On May 12, 2004, the Fifth Circuit denied plaintiff’s request for panel rehearing. In December 2004, we reached an agreement in principle to settle this litigation. The shareholder class will receive a total payment of $4.35 million. Of that amount, our directors-and-officers insurance carriers agreed to pay $3.35 million and we paid $1.0 million. On February 14, 2005, the Court entered into an order preliminarily approving the settlement, certifying the class for settlement purposes and providing for notice to the class. The Court held a hearing on the settlement on July 11, 2005, and at the hearing, it approved the settlement and entered a final judgment dismissing the case with prejudice.

Intellectual Property Litigation. On October 17, 2003, we filed a lawsuit against Dot Hill Systems, Inc. (Dot Hill) alleging that Dot Hill has infringed two of our patents, U.S. Patent No. 5,941,972 (the ’972 Patent) and U.S. Patent No. 6,425,035 (the ‘035 Patent), with some of Dot Hill’s products. Subsequently, Dot Hill filed an answer denying infringement and alleging the ‘972 and ‘035 Patents are invalid and unenforceable. Dot Hill had filed a third-party complaint against FalconStor, Inc. (FalconStor), seeking indemnification for certain of Dot Hill’s products at issue in the litigation. In response, FalconStor had also denied infringement and alleged the ‘972 and ‘035 Patents are invalid and unenforceable. On August 18, 2004, FalconStor and Crossroads settled their claims against one another. The settlement included an upfront license fee from FalconStor to Crossroads and a cross-license of patents between the parties. The case against Dot Hill currently is in the discovery phase but has been stayed pending reexamination before the U.S. Patent and Trademark Office. That stay is set to expire on September 23, 2005. In the continuing litigation against Dot Hill, we plan to vigorously defend our patents against all counterclaims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Securities and Exchange Commission on October 19, 1999 declared effective our registration statement on Form S-1 (File No. 333-85505) relating to the initial public offering of our common stock. As of July 31, 2005, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments, and for stock repurchases. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements that are complementary to our business and product offerings. We also may apply a portion of the proceeds to the payment of cash dividends or other similar transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certifications.

31.2	Certifications.

32	Certification required pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

September 14, 2005	/s/ ROB SIMS
(Date)	Rob Sims
Chief Executive Officer
(Principal Executive Officer)

September 14, 2005	/s/ VALERIE SAVAGE
(Date)	Valerie Savage
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
31.1	Certifications.

31.2	Certifications.

32	Certification required pursuant to Section 906 of Sarbanes-Oxley Act of 2002.