Form 10-Q
period 2011-07-31
CROSSROADS SYSTEMS INC
filed 2011-10-14
CIK 1093207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      TO

COMMISSION FILE NUMBER: 001-15331

CROSSROADS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	74-2846643
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11000 NORTH MOPAC EXPRESSWAY
AUSTIN, TEXAS	78759
(Address of principal executive offices)	(Zip code)

(512) 349-0300
(Registrant's telephone number, including area code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes  ☒ No

As of October 14, 2011 Registrant had outstanding 10,922,938 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED JULY 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	OCTOBER 31,	July 31,
	2010	2011
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,811	$4,591
Short-term investments	-	4,864

Total cash, cash equivalents and short-term investments	13,811	9,455

Accounts receivable, net of allowance for doubtful accounts of $19 and $17, respectively	5,607	2,599
Inventories, net	93	287
Prepaid expenses and other current assets	293	872

Total current assets	19,804	13,213

Property and equipment, net	575	1,262
Intangible assets, net	739	157
Other assets	60	64

Total assets	$21,178	$14,696

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$990	$1,128
Accrued expenses	2,271	1,612
Deferred revenue	1,517	1,567
Line of credit	1,973	1,973

Total current liabilities	6,751	6,280

Long term deferred revenue	103	127
Commitments and contingencies (See Note 8)	-	-
Stockholders' equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 10,736,336 and 10,900,926 shares issued and outstanding, respectively	43	44
Additional paid-in capital	198,697	199,424
Accumulated other comprehensive loss	(49)	(43)
Accumulated deficit	(184,367)	(191,136)

Total stockholders' equity	14,324	8,289

Total liabilities and stockholders' equity	$21,178	$14,696

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2011	2010	2011
Revenue:
Product	$884	$1,016	$2,918	$3,410
IP license, royalty and other	2,275	1,561	8,006	5,345

Total revenue	3,159	2,577	10,924	8,755

Cost of revenue:
Product	91	56	312	286
IP license, royalty and other	338	241	1,453	881

Total cost of revenue	429	297	1,765	1,167

Gross profit	2,730	2,280	9,159	7,588

Operating expenses:
Sales and marketing	1,217	1,295	3,862	3,685
Research and development	2,129	2,917	6,595	7,855
General and administrative	579	665	1,811	2,147
Amortization of intangible assets	312	47	936	582

Total operating expenses	4,237	4,924	13,204	14,269

Loss from operations	(1,507)	(2,644)	(4,045)	(6,681)

Interest expense	(24)	(29)	(70)	(90)

Net loss	$(1,531)	$(2,673)	$(4,115)	$(6,771)

Basic and diluted net loss per share	$(0.20)	$(0.25)	$(0.55)	$(0.63)

Basic and diluted average common shares outstanding	7,607,056	10,868,382	7,484,495	10,789,317

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended
	July 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(4,115)	$(6,771)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	438	376
Amortization of intangible assets	936	582
Loss on disposal of fixed assets	-	6
Stock-based compensation	571	302
Provision for doubtful accounts receivable	(16)	1
Provision for excess and obsolete inventory	22	1
Changes in assets and liabilities:
Accounts receivable	2,322	3,007
Inventories	20	(195)
Prepaids and other current assets	116	(578)
Accounts payable	237	4
Accrued expenses	(366)	(297)
Deferred revenue	1,322	64
Net cash provided by (used in) operating activities	1,487	(3,498)
Cash flows from investing activities:
Purchase of property and equipment	(232)	(1,067)
Purchase of held-to-maturity investments	-	(6,670)
Maturity of held-to-maturity investments	-	1,806
Net cash used in investing activities	(232)	(5,931)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	-	62
Net cash provided by financing activities	-	62

Effect of exchange rate on cash	(400)	147
Net increase (decrease) in cash and cash equivalents	855	(9,220)
Cash and cash equivalents, beginning of period	5,297	13,811
Cash and cash equivalents, end of period	$6,152	$4,591

Supplemental disclosure of cash flow information:

Cash paid for interest	$67	$67

Cash paid for taxes	$41	$32

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Crossroads Systems, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany transactions and balances have been eliminated. The statements have been prepared in accordance with the accounting policies described in the Company’s Form S-1 Registration Statement and should be read in conjunction with the Consolidated Financial Statements for the year ended October 31, 2010 and notes included therein. These statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management all material adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of the financial positions, results of operations and cash flows for the periods presented have been included and the disclosures herein are adequate. The results for interim periods are unaudited and not necessarily indicative of the results that can be expected for a full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements.” The Company adopted the new guidance on a prospective basis for new or materially modified revenue arrangements as of November 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements and is not expected to have a material impact in the future.

Revenue consists of sales of hardware, software and services, as well as royalties the Company earns for products and the license of certain intellectual property as detailed below. Revenue is recognized when it is realizable and earned. Revenue is considered realizable and earned when: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and when collectability is reasonably assured.

Product Revenue

Product revenue includes software licenses delivered via license key and software solutions delivered via a hardware appliance. Product sales include a perpetual license to the Company’s software that is essential to the functionality of the hardware. Revenue for products sold to distributors, value added resellers (“VARs”), original equipment manufacturers (“OEMs”) and end users is generally recognized upon shipment. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, the Company recognizes revenue upon end user acceptance, which typically occurs after delivery and installation are completed.

The Company licenses certain software to OEM customers under licensing agreements that allow those customers to embed this software into specific products they offer. Licensees pay a fee based on the amount of sales of their products that incorporate the licensed software. On a periodic and timely basis, the licensees provide reports listing sales to end users for which a license fee is owed to the Company. This report is cross-referenced to the license keys electronically delivered by the Company. As the license keys substantiate delivery, and the customer reports substantiate acceptance, the Company recognizes revenue based on the information in these reports.

Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

In the period revenue is recognized, allowances are provided for future product returns. These allowances are based on programs in existence at the time revenue is recognized and historical product return rates. Since the Company has historically been able to reliably estimate the amount of returns, revenue is recognized, net of allowances for future returns, upon shipment to customers.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Out-of-warranty repairs are included in product revenue and recognized upon completion of the repair. On occasion, installation and professional services may also be delivered with the product as part of a bundled solution. Revenue related to installation and professional services is recognized upon completion.

IP License, Royalty and Other Revenue

IP license, royalty and other revenue consists of revenue from the licensing of intellectual property (“IP”), royalty payments from Hewlett Packard (“HP”), and sales of post-contract support (“PCS”) service.

IP License Revenue

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in specific products they offer. The timing and amount of revenue recognized from IP license agreements depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patents in the customer’s past shipments, patent licensing royalties on covered products sold going forward, cross-licensing terms between the Company and other parties, and settlement of patent litigation. Through July 31, 2011, no amounts have been allocated to the cross-licensing or the settlement of patent litigation elements.

Revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

Under these IP license agreements, one or a combination of the following forms of payment is received as consideration for permitting customers to use the Company’s patents in their applications and products:

Consideration for Past Sales :  Consideration related to a customer’s product sales from prior periods results from a negotiated agreement with a customer that utilized the Company’s patented technologies prior to signing an IP license agreement with the Company. The Company negotiates an amount with the customer based on a report provided by the customer detailing their past shipments utilizing the Company’s patented technology. The Company may use publicly filed financial statements, research reports and other sources to determine the reasonableness of this shipment report. To determine the amount of consideration owed to the Company, the amount of past shipments is then multiplied by a standard royalty rate historically received by the Company in similar arrangements. The consideration is recorded as revenue when a signed agreement has been obtained, a determinable price has been identified based on past shipments, and payment is determined to be collectable and reasonably assured.

Recurring Royalty Payments :  These are royalty payments covering a customer’s obligations to pay royalties relating to its sales of covered products shipped in the current reporting period. The rate used for recurring royalty payments is the same as that used to determine the consideration for past shipments. Customers that owe the Company recurring royalty payments are obligated to provide quarterly royalty reports that summarize their sales of covered products and their related royalty obligations. These royalty reports are typically received subsequent to the period in which the customers’ underlying sales occurred. Upon initially signing an agreement, the Company recognizes revenue during the period in which the royalty report and payment are received. Once history has been established with a customer, the Company estimates revenue based on prior quarterly royalty reports received. When the actual results are received, the recorded revenue is adjusted to actual results, if necessary. To date, such adjustments have not been material.

Royalty Revenue

Royalty revenue consists of revenue from royalty payments from HP for product and PCS services. Revenue from royalty payments from HP is recognized when earned or when amounts can be reasonably estimated based on monthly product shipping reports received from HP.

Other Revenue

Other revenue consists of revenue from the sales of PCS services to customers other than HP. Most product sales include PCS services which consist of software updates and customer support. Software updates provide customers access to maintenance releases and patches released during the term of the support period. Support includes telephone and internet access to technical support personnel and hardware support. For PCS services, revenue equal to the separately stated price of these service contracts is initially deferred and recognized as revenue ratably over the contract period.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Multiple Element Arrangements

When elements such as hardware, software and PCS service are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element in an arrangement based on relative selling price using a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”), if available. Third party evidence (“TPE”) is used only if VSOE is not available, and the Company’s best estimate of selling price (“ESP”) is used if neither VSOE nor TPE is available. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

For established products, the Company uses VSOE. For new products, installation and professional services for which the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP. The objective of ESP is to determine the price at which the Company would transact a sale if these items were sold on a standalone basis. In determining ESP, the Company uses the cost to provide the new product, installation or professional service plus a margin. When using cost plus a margin, the Company considers the total cost of the item to establish a VAR or OEM price. The Company also considers the historical margins for established products and other factors, including any changes to pricing methodologies, competitiveness of new products, installation and professional services, pricing pressures due to entering a new market, and cost drivers that could cause future margins to differ from historical margins.

The Company determines VSOE for established products and PCS service based on the price charged to customers when sold separately. PCS service revenue is recognized under a proportional performance method, ratably over the life of the contract.

For arrangements with multiple elements entered into prior to November 1, 2010, when elements such as hardware, software and PCS services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to the separate elements based on relative fair value, provided the fair value for all elements of the arrangement are known. If, in an arrangement, the undelivered elements have fair value, but the delivered element does not, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 modifies how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and the total comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The revised financial statement presentation for comprehensive income will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company anticipates adopting ASU 2011-05 beginning November 1, 2012.  The Company does not anticipate that these changes will have a significant impact on its consolidated financial statements and disclosures.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  INVENTORY

Inventory, net consists of the following (in thousands):

	OCTOBER 31,	July 31,
	2010	2011

Raw materials	$80	$205
Finished goods	13	82
	$93	$287

4.  PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		OCTOBER 31,	JULY 31,
		2010	2011
	Life (years)
Equipment	1-3	$18,269	$19,210
Furniture and fixtures	5	706	687
Leasehold improvements		511	552
		19,486	20,449
Less: Accumulated depreciation		(18,911)	(19,187)
		$575	$1,262

Depreciation expense was approximately $438,000 and $376,000 for the nine months ended July 31, 2010 and 2011, respectively.

5.    INTANGIBLE ASSETS

The Company’s intangible assets originate from the purchase of Tape Laboratories, Inc. in 2006, which were fully amortized in the second quarter of 2010, and Grau Data Storage, AG in 2007, which will be fully amortized in the third quarter of 2012.

The following table presents details of intangible assets acquired (in thousands, except number of years):

	Amortization	OCTOBER 31,	JULY 31,
	Period (Years)	2010	2011
Intangible assets:
Technology	5	$6,407	$6,407
Accumulated amortization		(5,668)	(6,250)
Net carrying value		$739	$157

Amortization expense was approximately $936,000 and $583,000 for the nine months ended July 31, 2010 and 2011, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	OCTOBER 31,	JULY 31,
	2010	2011

Professional services	$596	$238
Payroll related	1,368	1,091
Warranty reserve	30	22
Other	277	261
	$2,271	$1,612

Included in payroll related accrued expenses as of October 31, 2010 was $335,000 related to bonus compensation which was subsequently settled in December 2010 with 83,360 shares of common stock.

Warranty reserve activity during the year ended October 31, 2010 and nine months ended July 31, 2011 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Year ended October 31, 2010
Warranty reserve	$18	$12	$-	$30

Nine months ended July 31, 2011
Warranty reserve	$30	$8	$(16)	$22

Deferred revenue consists of the following (in thousands):

	OCTOBER 31,	JULY 31,
	2010	2011

Product	$1,345	$1,221
Services	165	294
Other	7	52
	$1,517	$1,567

7.  LINE OF CREDIT

The Company has a line of credit with its bank.  The committed revolving line provides for an advance of up to $4.0 million with a borrowing base of 80% of eligible accounts receivable.  Interest accrues monthly at a rate of Prime Rate, plus a margin of 0.25%.  The Company is required to satisfy certain financial and reporting covenants in conjunction with the line of credit.  The line of credit will mature on December 28, 2011.  As of July 31, 2011, there was $1.97 million drawn and outstanding on the line of credit, and the Company was in compliance with all covenants.

Interest expense was approximately $67,000 and $67,000 for the nine months ended July 31, 2010 and 2011, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through February 28, 2015.  Rental expense under these agreements was approximately $374,000 and $412,000 for the nine months ended July 31, 2010 and 2011, respectively.  Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas.  The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015.  The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of $364,000 per year through the lease term.

In conjunction with entering into the lease agreement, Crossroads signed an unconditional, irrevocable letter of credit with a bank for $420,000, which is secured by accounts receivable, in conjunction with the Company’s $4.0 million line of credit (Note 7).

The minimum annual future payments under the terms of these leases and other commitments at July 31, 2011 are as follows (in thousands):

Operating
Fiscal Year	Leases

2011	$99
2012	391
2013	390
2014	398
2015	135
Thereafter	5

$1,418

Legal Proceedings

Intellectual Property Litigation

The Company recently filed a lawsuit against 3Par, Inc., American Megatrends, Inc., Rorke Data, Inc., D-Link Systems, Inc., Chelsio Communications, Inc., DataCore Software Corporation, and IStor Networks, Inc.  in a lawsuit styled Crossroads Systems, Inc. v. 3Par, Inc. et al, Civil Action No. 1:10-CV-652-SS (W.D. Tex – Austin Division)  alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147.  Several of the defendants have settled and been dismissed from the case.  The Markman Hearing has been conducted, and we believe the Court will likely issue its Markman Order on claim construction in the near future.

9.  STOCKHOLDERS’ EQUITY

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Sholes model.  The Black-Sholes inputs used were:  expected dividend rate of 0%, expected volatility of 68%, risk free interest rate of 1.47%, and expected term of 2.5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2011, one warrant holder exercised 53,242 warrants pursuant to cashless exercise provisions of the warrants and received 29,579 shares of common stock.

Registration Rights Agreement

In connection with the October 2010 private placement, the Company agreed to provide certain registration rights to the investors that participated in the private placement.  Under the agreement, the Company agreed to register the common shares issued to the investors as well the common shares underlying the common stock warrants issued.  The registration rights clause provides for liquidated damages and for the issue of common shares under a cashless exercise formula in the event a registration statement was not declared effective by the SEC by August 31, 2011.  The registration statement was declared effective by the SEC on August 30, 2011, fulfilling this obligation under the agreement.  No penalties were paid nor accrued in connection with the agreement.

10.	STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

The Company’s 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) was succeeded by the 2010 Stock Incentive Plan (the “2010 Plan”).  As of July 31, 2011, options to purchase 1,221,064 shares of common stock were outstanding, and no further grants will be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 2,750,000 shares of Crossroads common stock may be awarded. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.  During the nine months ended July 31, 2011, options to purchase 224,696 shares of common stock were granted from the 2010 Plan and options to purchase 703,384 shares of common stock were outstanding as of July 31, 2011.

As of July 31, 2011, options to purchase an aggregate of 1,924,448 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,162,923 were vested. Under the 2010 Plan, 2,027,064 shares of common stock were available for future grants as of July 31, 2011.  The shares of common stock reserved for future grant are reduced by 19,552 options previously exercised under the 2010 Plan.  The exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four year period (vesting 25% after 1 year, the remaining 75% vesting quarterly thereafter) and expire after ten years.  Stock option exercises are fulfilled with new shares of common stock.

The Company realized share-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the condensed consolidated statements of operations:

	Nine months ended July 31,
	2010	2011

Cost of revenue	$14	$3
Sales and marketing	97	113
Research and development	162	98
General and administrative	298	88
Total stock-based compensation	$571	$302

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s stock. The expected term represents an estimate of the time options are expected to remain outstanding.  The Company’s options that are exercised are restricted for one year from the date of exercise, therefore it does not believe the actual history of shares exercised is an accurate method of calculating expected term and use the simplified method to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.  The variables used in the Black-Sholes calculation are listed below for the respective periods:
	Nine months ended July 31,
	2010	2011

Expected dividend yield	0%	0%
Expected volatility	63 - 65%	69 - 70%
Risk-free interest rate	2.2 - 2.8%	1.4 - 2.3%
Expected term (years)	6.1	6.1

The following table summarizes information about stock option activity for the nine months ended July 31, 2011:

			Weighted Average
		Weighted	Remaining	Average
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(years)	Value ($M)

Outstanding at October 31, 2010	1,882,798	$3.75	6.60	$3.4
Granted	224,696	$4.57
Forfeited	(138,288)	$6.07
Exercised	(44,758)	$1.45

Outstanding and expected to vest at July 31, 2011	1,924,448	$3.74	6.38	$7.1

Exercisable at July 31, 2011	1,162,923	$4.68	4.65	$3.4

The weighted average fair value per option granted during the nine months ended July 31, 2010 and 2011 was $0.78 and $4.25 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended July 31, 2010 and 2011 was $0 and $158,778, respectively. During the nine months ended July 31, 2010 and 2011, the amount of cash received from the exercise of stock options was $0 and $62,375, respectively.

The Company granted no options to non-employees during the nine months ended July 31, 2011.

At July 31, 2011, there was approximately $1,085,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years. There were 229,141 and 188,304 options that became vested during the nine months ended July 31, 2010 and 2011, respectively, with the total fair value of these awards of approximately $445,000 and $322,000 respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows information about outstanding stock options at July 31, 2011:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.64	$1.48	157,073	7.93	$0.75	79,045	$0.76
$1.56	$1.56	464,222	9.07	$1.56	39,108	$1.56
$1.76	$3.40	244,871	6.14	$2.23	191,809	$2.34
$3.52	$4.48	348,130	5.79	$4.01	299,584	$4.05
$4.52	$4.76	266,028	7.24	$4.66	116,103	$4.56
$4.80	$5.92	193,702	4.76	$5.26	188,902	$5.27
$5.96	$7.48	160,426	1.72	$6.60	158,376	$6.60
$9.72	$22.28	89,996	2.09	$12.07	89,996	$12.07

$0.64	$22.28	1,924,448	6.38	$3.74	1,162,923	$4.68

11. SUBSEQUENT EVENT

In August 2011, the Company filed an amendment to its Certificate of Incorporation to effect a reverse stock split of its issued and outstanding common stock, pursuant to which every four outstanding shares of common stock were combined and reclassified into one share of common stock. This reverse stock split was effective August 12, 2011. All references to the number of shares of common stock issued and outstanding have been restated to give retroactive effect to the reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act") on September 14, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission.

Forward-Looking Statement

Various statements contained in or incorporated by reference into this quarterly report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our prospectus dated August 30, 2011 and filed with the SEC pursuant to Rule 424(b) on September 14, 2011, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

•	our ability to implement our business strategy, including the transition from a hardware storage company to a software solutions and services provider;

•	anticipated trends and challenges in our business and the markets in which we operate;

•	our expected future financial performance;

•	our expectations regarding our operating expenses;

•	our ability to anticipate market needs or develop new or enhanced products to meet those needs;

•	our ability to expand into other sectors of the storage market, beyond protection storage;

•	our expectations regarding market acceptance of our products;

•	our ability to compete in our industry and innovation by our competitors;

•	our ability to protect our confidential information and intellectual property rights;

•	our ability to successfully identify and manage any potential acquisitions;

•	our ability to manage expansion into international markets;

•	our ability to remediate any material weakness in our internal controls identified by our independent registered public accounting firm;

•	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;

•	our ability to recruit and retain qualified sales, technical and other key personnel;

•	our ability to obtain additional financing; and

•	our ability to manage growth.

All forward-looking statements involve risks, assumptions and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results. These risks, assumptions and uncertainties are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. In light of these risks, uncertainties and assumptions, the forward-looking events might not occur.

Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other things contemplated by the forward-looking statements will not occur. Forward-looking statements in this quarterly report are based on management’s beliefs and opinions at the time the statements are made. The forward-looking statements contained in this quarterly report are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this quarterly report are made as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by applicable securities laws.

Overview

Crossroads Systems is a global provider of solutions to connect, protect and secure business-critical data for enterprise storage and the cloud computing marketplace using our storage software solutions based on our patented core Routing Messaging Interface, or RMI, technology. We offer innovative, cost-effective products and solutions that are built on superior quality, reliability and performance that allow customers to protect and manage their corporate data assets. In early fiscal 2012, we plan to introduce our Crossroads StrongBox, network attached tape for Tier 3 storage, which we believe will be the first fully portable, open-standard, data storage archive.

Founded in 1996, we developed and introduced a bridging technology, which enabled existing storage devices to connect to the then-new Fibre Channel Storage Area Network. Our storage router products have been used by original equipment manufacturer, or OEM, customers such as Hewlett Packard Company, EMC Corporation and Quantum Corporation and installed in more than 125,000 storage systems worldwide.

Most technologies have limited life spans as systems transition to newer environments. In 2005, we undertook a strategic initiative to develop a software solutions and services model focusing on emerging higher growth business opportunities for the company. This transition of our research and development efforts have resulted in the creation of our currently shipping products: Read Verify Appliance, or RVA, and SPHiNX. In addition, we generated over $50 million in revenue since 2005 from our intellectual property licensing campaign.

We deliver our current offerings to the market through hardware appliances. This strategy allows us to use off-the-shelf hardware platforms, which can easily be customized to support specific OEM or SI specifications. We believe this strategy provides us with low-cost, high performance options that can be quickly deployed with minimal disruption to customers all the while minimizing inventory and associated excess and obsolete costs.

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We sell these products through a network of OEMs and VARs. As of July 31, 2011, we had over 50 VARs, and additionally, we expect to continue selling the SPHiNX and RVA product through our OEM channel.

Although the environment for IT spending, including storage, improved during fiscal 2010, there is still an atmosphere of caution. For example, we believe that storage projects continue to be highly scrutinized within companies and there were difficulties with deals progressing through customers’ approval processes resulting in reduced and delayed sales this fiscal year. However, there was improvement in the storage purchasing environment during the second half of fiscal 2010. IT budgets were more available, channel inventories began to replenish and, as a result, the industry had modest growth.

We expect growth in international markets for both the RVA and SPHiNX to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 3.0% and 2.9% of our total revenue in the years ended October 31, 2009 and 2010, respectively, and 22.3% of our total revenue in the quarter ended July 31, 2011. As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications and to ship our products to our international customers.

We continue to realize revenue from existing intellectual property licensees with go-forward royalties derived from the ‘972 patent family, which accounts for 8 of our existing 95 granted patents and 31 pending patents as of July 31, 2011. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our claims. Generally, these cases are settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the year ended October 31, 2010 was $6.5 million, or approximately 39.7% of revenues. If we experience declines in revenue from our licensees, as a result of economic conditions, customers’ business performance or otherwise, we could be materially and adversely affected.

A significant component of revenue is related to our IP licensing campaign. The revenue from our IP licensing campaign consists of an initial licensing fee for past shipments and licensing fees related to ongoing shipments. The initial licensing fees for past shipments as reflected in the historical financial statements have fluctuated from period-to-period, and to the extent that the number of new customers resulting from our licensing campaign decreases, historical results may not be indicative of future performance. The success of our IP licensing campaign and our ability to collect amounts for past usage of our technology could impact our liquidity, capital resources, and results of operations.

These past investments in R&D have enabled us to accelerate our planned introduction of the StrongBox enterprise solution. Using the intellectual property and code from the bridges, SPHiNX and RVA, we expect to target Tier 3 archive data, which we believe to be the fastest growing segment of the market. The StrongBox also utilizes the new Linear Tape File System, or LTFS, technology developed by the LTO consortium with IBM, HP and Quantum as primary members. We believe that LTFS is a disruptive technology to the current mechanisms used by IT staffs for their long-term data repositories, which are either costly, for both capital and power consumption, disk based or proprietary tape based solutions. We believe that the Crossroads StrongBox will be the first open-standard, fully portable long-term data storage solution that “plug-n-plays” within the existing CIFS/NFS network attached storage infrastructure, requiring no modifications or changes to their existing applications.

Our target market strategy for the tape archive is multi-pronged, utilizing our VAR channel, SIs and new OEM relationships. We are initially focusing on the Cloud Storage and Network Broadcasting verticals but will expand into the healthcare, security and surveillance, education and research, financial, government, retail, and logistics markets as we gain traction in the marketplace. We intend to deploy with two different sales models, a traditional sell through with ongoing maintenance model and a model where the customer pays an ongoing monthly charge for the amount of storage it is utilizing.

Critical milestones for this solution are:

Round Trip.  Data was sent from an application to the solution all the way to the LTFS tape and read back to the application. This milestone was completed successfully on schedule in February 2011.

Customer Advisory Board.  We formed a Customer Advisory Board and engaged in discussions with customer advisors who provided valuable feedback to the overall architecture and design of the solution. This milestone was completed successfully in March 2011.

Full Performance Testing.  The system was put through three critical performance tests: (1) maximum file ingest to measure against market requirements, (2) maximum simultaneous reads to determine the flexibility and responsiveness in a Tier 3 storage environment, and (3) real world simulation providing a mixture of large & small files ingestion and read operations intermixed to measure expected use case responses and performance. This milestone was completed successfully in our second fiscal quarter of 2011.

Early Adopter Program.  The early adopter customers received systems for their internal labs in the third fiscal quarter of 2011. These are fully functional and tested systems, but don’t have the breadth of features that the general availability systems will. We received feedback on multiple facets of the product with the intention of providing us customer testimonials for press and industry analyst briefings. We believe that the early adopter customers will serve as a valuable base across the different market verticals by which we can tune and enhance the solution going forward.

General Availability.  We expect to launch the solution via press announcements and advertisements, using our early adopter customer feedback and testimonials in December 2011. We plan to have trained our VAR channel and sales force to engage the market via specific verticals we have determined provide the most likely short term sales opportunities.

The engineering development, marketing and sales expenses associated with this solution are planned to be $3.5 million for 2011 and over $4.0 million in 2012. We expect these expenses to be offset by the existing business to some degree. We conducted our October 2010 private placement to raise funds to complete and begin marketing this program. We expect to begin receiving initial revenue from the program during fiscal 2012, which should offset a portion of the expenses. However, shifts in market need or particular customer requirements, changes in the economy and delays with our strategic alliances could adversely affect the revenue growth and timing of this program.

Revenue.   Revenue consists of sales of hardware, software and services, as well as royalties we earn for products and the license of certain intellectual property. Our product revenue is composed of sales of our hardware products and software products sold to distributors, value added resellers, original equipment manufacturers and end users. Our IP license, royalty and other revenue is derived from the licensing of intellectual property, royalty payments, and sales of service contracts.

Cost of Revenue.   Cost of revenue is composed of cost of product revenue and IP license, royalty and other revenue. Cost of product revenue consists primarily of the cost charged by our previous contract manufacturer to manufacture our products, shipping charges and warranty obligations. Cost of IP license, royalty and other revenue consists of professional fees and services, overhead allocations, and provisions for excess and obsolete inventory.

Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including our product configuration mix, software having a higher gross margin, and our hardware products and IP licenses, which tend to have a lower gross margin. Our support and service revenue also tends to have lower gross margins.

Operating Expenses.   Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 87 employees as of October 31, 2009, 86 employees as of October 31, 2010 and 101 employees as of July 31, 2011. We expect to continue to hire significant numbers of new employees in order to support our growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our operating expenses will significantly increase in absolute dollar amounts.

Sales and Marketing.   Sales and marketing expenses include personnel costs, employee sales commissions and marketing programs. We intend to continue to invest heavily in sales and marketing by increasing the number of sales and channel support personnel worldwide. We expect future sales and marketing costs to continue to increase. Hiring additional sales personnel reduces operating margins until the new sales personnel generate meaningful revenue.

Research and Development.   Research and development expenses primarily include personnel costs, depreciation on lab equipment, costs of prototype equipment, other related costs of quality assurance and overhead allocations. We expense research and development costs as incurred. Though we incur software development costs, the costs of software development that we incur after a product has reached marketability are considered immaterial, and to date, we have not capitalized any such costs. We expect that research and development costs will increase in absolute dollar amounts.

General and Administrative.   General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services consist, excluding those for IP, of outside legal, tax and audit costs. We expect to continue to incur significant additional expenses as a result of operating as a public company and as we hire additional personnel and incur costs for implementation of business strategy.

Amortization of Intangibles.   Amortization of intangibles consists of the amortization of purchased technology.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations is based on the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Our critical accounting estimates require the most difficult, subjective or complex judgments and are described below. An accounting estimate is considered critical if it requires estimates about the effect of matters that are inherently uncertain when the estimate is made, if different estimates reasonably could have been used or if changes in the estimate that are reasonably possible could materially impact the financial statements. We have discussed the development, selection and disclosure of our critical accounting policies with the Audit Committee of our board of directors. We believe the assumptions and estimates used and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Application of the various accounting principles related to measurement and recognition of revenue requires us to make judgments and estimates in the following related areas: determining fair value in arrangements with multiple deliverables, the amount of revenue allocated to undelivered elements in software arrangements using vendor-specific objective evidence (“VSOE”), the interpretation of non-standard terms and conditions in sales agreements, and assessments of future price adjustments, such as future product returns and estimates for contractual licensee fees. Additionally, we sometimes use judgment in determining whether any undelivered elements are essential to the functionality of the delivered elements in order to determine the appropriate timing of revenue recognition.

For established products and PCS service, we determine fair value based on VSOE, which consists of the prices charged when these services are sold separately.

For arrangements with multiple elements entered into prior to November 1, 2010, the Company allocates revenue to the separate elements based on relative fair value, provided the fair value for all elements of the arrangement are known. If, in an arrangement, the undelivered elements have fair value, but the delivered element does not, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

While the majority of our sales arrangements contain standard terms and conditions, we sometimes apply judgment when interpreting complex arrangements with non-standard terms and conditions to determine the appropriate accounting. An example of such a judgment is deferring revenue related to significant post-delivery obligations and customer acceptance criteria until such obligations are fulfilled.

We record reductions to revenue for estimated future product returns. These allowances are based on programs in existence at the time revenue is recognized. We have historically been able to reliably estimate the amount of allowances required and recognize revenue, net of these projected allowances, upon shipment to our customers. If allowances cannot be reliably estimated in any specific reporting period, revenue would be deferred until the rights have lapsed and we are no longer under obligation to reduce the price or accept the return of the product.

We license our patented technology to customers under licensing agreements that allow those customers to utilize our technology in specific products they offer. As consideration, licensees pay us a fee based on the amount of sales of their products that incorporate our patented technology. On a periodic and timely basis, the licensees provide us with reports listing their sales to end users for which they owe us license fees. Similarly, royalty revenue is estimated from licensee reports of units sold to end users subject to royalties under master contracts. In both cases, these reports are used to substantiate delivery and we recognize revenue based on the information in these reports.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements.” We adopted the new guidance on a prospective basis for new or materially modified revenue arrangements as of November 1, 2010.

For arrangements entered into or materially modified beginning November 1, 2010, when elements such as hardware, software and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element in an arrangement based on relative selling price using a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third party evidence (“TPE”) if VSOE is not available, or our best estimate of selling price (“ESP”) if neither VSOE nor TPE is available. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

For established products, the Company uses VSOE. For new products, installation and professional services for which the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP. The objective of ESP is to determine the price at which the Company would transact a sale if these items were sold on a standalone basis. In determining ESP, the Company uses the cost to provide the new product, installation or professional service plus a margin. When using cost plus a margin, the Company considers the total cost of the item to establish a VAR or OEM price. The Company also considers the historical margins for established products and other factors, including any changes to pricing methodologies, competitiveness of new products, installation and professional services, pricing pressures due to entering a new market, and cost drivers that could cause future margins to differ from historical margins.

Inventories

Our manufacturing and service parts inventories are stated at the lower of cost or market, with cost computed using standard costs, which approximates the first-in, first-out (“FIFO”) basis. Adjustments to reduce the carrying value of both manufacturing and service parts inventories to their net realizable value are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include significant estimates and judgments about the future of product life cycles, product demand, rapid technological changes, development plans, product pricing, physical deterioration, quality issues, end of service life plans and volume of enhanced or extended warranty service contracts.

Impairment of Long-lived Assets

We apply judgment when reviewing amortizable intangible and other long-lived assets (“long-lived assets”) for impairment. We apply judgment when evaluating potential impairment indicators. Indicators we consider include adverse changes in the business climate that could affect the value of our long-lived assets, changed long-term economic outlook including downward revisions in our revenue projections, negative current events, decreases or slower than expected growth in sales of products and relative weakness in customer channels.

When an impairment indicator exists, we then evaluate long-lived assets for impairment as appropriate. Because we operate as a single reporting unit, we consider the company as a whole when evaluating our long-lived assets for impairment. If our business operations were to change and revenue streams related to long-lived assets were to become identifiable at a lower level, we would apply significant judgment to determine the appropriate grouping of these assets for impairment testing.

We use an undiscounted cash flow approach to evaluate our long-lived assets for recoverability when there are impairment indicators. Estimates of future cash flows require significant judgments about the future and include company forecasts and our expectations of future use of our long-lived assets, both of which may be impacted by market conditions. Other critical estimates include determining the asset group or groups within our long-lived assets, the primary asset of an asset group and the primary asset’s useful life.

Inherent in our development of cash flow projections for the income approach used in an impairment test are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth, cost of capital and income tax rates. We also make certain assumptions about future economic conditions, applicable interest rates and other market data. Many of the factors used in assessing fair value are outside of our control. Future period results could differ from these estimates and assumptions, which could materially affect the determination of fair value of the company and future amounts of potential impairment.

Accrued Warranty

We estimate future product failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ, for example due to negotiated agreements with third parties. We use a consistent model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical return rates are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rates. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our newer products mature, we are able to improve our estimates with respect to these products.

Income Taxes

Deferred tax assets and liabilities are recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. A number of estimates and judgments are necessary to determine deferred tax assets, deferred tax liabilities and valuation allowances.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The calculation of our tax liabilities requires judgment related to uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.

We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. In addition, we have provided a full valuation allowance against certain of our international net deferred tax assets. Due to reorganizations in these jurisdictions, it is unclear whether we will be able to realize a benefit from these deferred tax assets. Also, certain changes in stock ownership could result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. Should we undergo such a change in stock ownership, it would severely limit the usage of these carryover tax attributes against future income, resulting in additional tax charges.

Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal or decrease in this allowance. We also have deferred tax assets and liabilities due to prior business acquisitions with corresponding valuation allowances after assessing our ability to realize any future benefit from these acquired net deferred tax assets.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of the applicable guidance under ASC Topic 718 for share-based payment transactions. Under the provision of this guidance, stock-based compensation costs for employees is measured on the grant date, based on the estimated fair value of the award on that date, and is recognized as expense over the employee's requisite service period, which is generally over the vesting period, on a straight-line basis. We adopted this guidance using the prospective transition method. Under this transition method, non-vested option awards outstanding at January 1, 2006, continue to be accounted for under the minimum value method, and all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of this guidance.

Under the provisions of this guidance, we make a number of estimates and assumptions. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Actual results may differ substantially from these estimates. In valuing share-based awards under this guidance, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of Crossroads stock. The expected term represents an estimate of the time options are expected to remain outstanding. Our options that are exercised are restricted for one year from the date of exercise, therefore we do not believe the actual history of shares exercised is an accurate method of calculating expected term and use the simplified method to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The variables used in the Black-Sholes calculation are listed below for the respective periods:

	Nine months ended July 31,
	2010	2011

Expected dividend yield	0%	0%
Expected volatility	63 - 65%	69 - 70%
Risk-free interest rate	2.2 - 2.8%	1.4 - 2.3%
Expected term (years)	6.1	6.1

Results of Operations

Three and Nine Months Ended July 31, 2011 Compared to the Three and Nine Months Ended July 31, 2010

Revenue.   Total revenue decreased $0.6 million, or 18.4%, to $2.6 million for the three months ended July 31, 2011 from $3.2 million for the three months ended July 31, 2010.

Product revenues for the three months ended July 31, 2011 increased $0.1 million, or 15.0%, to $1.0 million compared with $0.9 million for the three months ended July 31, 2010 due to an increase in RVA revenue of $0.2 million for the three months ended July 31, 2011, partially offset by a decrease in router product revenue.

IP license, royalty and other revenue consists of the following for the three and nine months ended July 31, 2010 and 2011:

	Three months ended July 31,		Nine months ended July 31,
	2010	2011	2010	2011
	(in thousands)		(in thousands)
IP license revenue:
Initial IP license fee allocated to past shipments	$260	$142	$2,822	$725
Ongoing IP license revenue	337	68	923	651
Total IP license revenue	597	210	3,745	1,376

HP royalty and PCS service revenue	1,645	1,166	4,102	3,417
PCS service revenue (non-HP)	33	185	159	552
IP license, royalty and other revenue	$2,275	$1,561	$8,006	$5,345

IP license, royalty and other revenues for the three months ended July 31, 2011 decreased $0.7 million, or 31.4%, to $1.6 million compared with $2.3 million for the three months ended July 31, 2010.

IP license revenue decreased $0.4 million as a result of two IP agreements being entered into during the third quarter of 2010, with one agreement being entered into during the comparable period in 2011. HP royalty and PCS service revenue decreased approximately $0.5 million due to decreased shipments by HP of our legacy router products by approximately $0.2 million and reduced SPHiNX revenue of approximately $0.3 million.  PCS service revenue (non-HP) increased $0.2 million due to an increase in the number of customers covered by PCS contracts and an increase in PCS contract rates due to our newer product offerings.

Total revenue decreased $2.2 million, or 19.9%, to $8.8 million for the nine months ended July 31, 2011 from $10.9 million for the nine months ended July 31, 2010.

Product revenue for the nine months ended July 31, 2011 increased $0.5 million, or 16.9%, to $3.4 million compared with $2.9 million for the nine months ended July 31, 2010 due to an increase in RVA revenue of $0.5 million and an increase in SPHiNX revenue of $0.3 million, partially offset by a decrease in router product revenue of $0.3 million.

IP license, royalty and other revenue for the nine months ended July 31, 2011 decreased $2.7 million, or 33.3%, to $5.3 million compared with $8.0 million for the nine months ended July 31, 2010.

IP license revenue decreased $2.4 million as a result of six IP agreements being entered into during the nine months ended July 31, 2010, two of which were significant, and five smaller agreements entered into in the comparable period in 2011.  HP royalty and PCS service revenue decreased approximately $0.7 million due to decreased shipments by HP of our legacy router products of approximately $0.6 million and reduced SPHiNX revenue of approximately $0.1 million.  PCS service revenue (non-HP) increased $0.4 million due to an increase in the number of our customers covered by PCS contracts and an increase in the PCS contract rates due to our newer product offerings.

Cost of Revenue.   Cost of revenue decreased $0.1 million, or 30.8%, to $0.3 million, for the three months ended July 31, 2011 from $0.4 million for the three months ended July 31, 2010.  Product costs for the three months ended July 31, 2011 decreased $35,000, or 38.5%, to $56,000 compared with $91,000 for the three months ended July 31, 2010.  IP license, royalty and other costs for the three months ended July 31, 2011 decreased $0.1 million, or 28.7%, to $0.2 million compared with $0.3 million for the three months ended July 31, 2010 due to the decrease in professional fees in relation to our IP licensing activities.

Cost of revenue decreased $0.6 million, or 33.9%, to $1.2 million, for the nine months ended July 31, 2011 from $1.8 million for the nine months ended July 31, 2010.  Product costs for the nine months ended July 31, 2011 decreased $26,000, or 8.3%, to $286,000 compared with $312,000 for the nine months ended July 31, 2010.  IP license, royalty and other costs for the nine months ended July 31, 2011 decreased $0.6 million, or 39.4%, to $0.9 million compared with $1.5 million for the nine months ended July 31, 2010 due to the decrease in professional fees in relation to our IP licensing activities.

Sales and Marketing.   Sales and marketing expenses increased $0.1 million, or 6.4%, to $1.3 million for the three months ended July 31, 2011 from $1.2 million for the three months ended July 31, 2010. This increase was due to increases in stock-based compensation by $38,000 and tradeshow related expenses and evaluation units to prospective customers by $33,000.

Sales and marketing expenses decreased $0.2 million, or 4.6%, to $3.7 million for the nine months ended July 31, 2011 from $3.9 million for the nine months ended July 31, 2010. This decrease was due to reduced payroll related expenses by $0.2 million, travel and travel related expenses by $50,000, offset by increases in recruiting expenses by $21,000 and evaluation units to prospective customers by $21,000. We anticipate that sales and marketing expenses will increase in absolute dollars, as we intend to market our new Strongbox product.

Research and Development.    Research and development expenses increased $0.8 million, or 37.0%, to $2.9 million for the three months ended July 31, 2011 from $2.1 million for the three months ended July 31, 2010.  This increase was due to increases in payroll and benefits by $0.4 million, consulting and outside services by $0.2 million, professional expenses by $48,000, depreciation expense by $30,000, and stock-based compensation by $28,000.

Research and development expenses increased $1.3 million, or 19.1%, to $7.9 million for the nine months ended July 31, 2011 from $6.6 million for the nine months ended July 31, 2010. This increase was due to increased payroll related expenses by $1.0 million, professional expense by $0.2 million, and expensed equipment by $55,000, offset by decreases in stock-based compensation of $65,000 and equipment depreciation of $34,000. We anticipate that research and development expenses will increase in absolute dollars as we intend to expand our engineering department in connection with the development of anticipated new products.

General and Administrative.   General and administrative expenses increased $86,000, or 14.9%, to $665,000 for the three months ended July 31, 2011 from $579,000 for the three months ended July 31, 2010.  The increase was primarily due to increases in professional fees of $37,000, consulting and outside services of $37,000 and stock-based compensation of $15,000.

General and administrative expenses increased $0.3 million, or 18.6%, to $2.1 million for the nine months ended July 31, 2011 from $1.8 million for the nine months ended July 31, 2010. The increase was due to increases in professional fees of $0.3 million, consulting and outside services of $140,000 and payroll and benefits of $93,000, offset by a decrease in stock-based compensation of $0.2 million. We expect the absolute amount of general and administrative expenses to increase in the future as we expand our finance function to manage our growth and as we incur additional costs associated with being a public company.

Amortization of intangible assets.   Amortization of intangible assets expenses decreased $0.3 million, or 84.9%, to $47,000 for the three months ended July 31, 2011 from $312,000 for the three months ended July 31, 2010.  The decrease was due to 2010 containing amortization of purchased technology that was fully amortized in the second quarter of 2011.

Amortization of intangible assets expenses decreased $0.3 million, or 37.7%, to $0.6 million for the nine months ended July 31, 2011 from $0.9 million for the nine months ended July 31, 2010. The decrease was due to 2010 containing a full year of amortization of purchased technology that was fully amortized in the second quarter of 2011.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash provided by operations and existing borrowings available under our credit facility. We cannot be sure, however, that this will be the case, and we may seek additional financing in the future. The following table summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended July 31,
	2010	2011
	(in thousands)

Net cash provided by (used in) operating activities	$1,487	$(3,498)
Net cash used in investing activities	(232)	(5,931)
Net cash provided by financing activities	-	62
Net increase (decrease) in cash and cash equivalents	855	(9,220)
Cash and cash equivalents, end of period	6,152	4,591

Net cash provided by operating activities decreased from approximately $1.5 million in the nine months ended July 31, 2010 to a use of cash of approximately $3.5 million in the nine months ended July 31, 2011 due to increased losses for the year, primarily from the increase in expenses related to research and development, adjusted for the impact of non-cash charges, particularly relating to amortization of intangibles, depreciation of fixed assets, and stock-based compensation, and net changes in operating assets and liabilities, primarily changes in our accounts receivable and prepaid assets.

A significant component of cash provided by operating activities is payments received from our IP license agreements. The economic nature of these agreements is such that they are not consistent in terms of cash receipts. The agreements include an initial receipt of cash upon reaching agreement, as consideration for royalties on past shipments. The amounts for past shipments reflected in historical financial statements have fluctuated from period to period and, to the extent that the number of new customers resulting from our licensing campaign decreases, historical results may not be indicative of future receipts. We may not be able to generate positive cash flows from operating activities in the near term as we continue to add personnel, increase inventory purchases and invest in functions associated with being a public company.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts, and the purchase of investments with available cash.  Net cash used in investing activities was approximately $232,000 in the nine months ended July 31, 2010 compared to $5.9 million in the nine months ended July 31, 2011. Included in the nine months ended July 31, 2011 are capital expenditures primarily for research and development equipment in the amount of $1.1 million, and the purchases of investments of $4.9 million net of maturities.

Cash flows provided by financing activities in the nine months ended July 31, 2011 was $0. Cash flows provided by financing activities in the nine months ended July 31, 2011 was approximately $62,000 from the exercise of stock options by employees.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 changes accounting for certain multiple deliverable arrangements. ASU 2009-13 addresses the separation of deliverables and how to measure and allocate the arrangement consideration to one or more units of accounting in multiple deliverable arrangements. For arrangements with multiple elements entered into prior to November 1, 2010, under the residual method of allocation, we used objective and reliable evidence of the fair value of the undelivered elements to separate deliverables in multiple deliverable arrangements. ASU 2009-13 eliminated the residual method and requires that consideration from the arrangement be allocated to all deliverables using the relative selling price method. ASU 2009-13 required additional disclosures related to multiple deliverable revenue arrangements upon adoption and was effective for fiscal years beginning after June 15, 2010, or the beginning of our fiscal 2011.  We adopted ASU 2009-13 on November 1, 2010 and it did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 changes the accounting for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. Under prior guidance, such arrangements were accounted for as software if the software was determined to be more than incidental. ASU 2009-14 requires that any hardware components of such arrangements be excluded from software revenue guidance and that any essential software that is sold with or embedded within the product also be excluded from software revenue guidance. This ASU was effective for fiscal years beginning after June 15, 2010, or the beginning of our fiscal 2011.  We adopted ASU 2009-14 on November 1, 2010 and it did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 increases disclosures to include transfers in and out of Levels 1 and 2 and clarified inputs, valuation techniques and the level of disaggregation to be disclosed. This ASU is effective for fiscal years beginning after December 15, 2010. In addition, ASU 2010-06 may be adopted early. We are still evaluating the impact of adoption; however, based on a preliminary assessment, we do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 modifies how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and the total comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The revised financial statement presentation for comprehensive income will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company anticipates adopting ASU 2011-05 beginning November 1, 2012.  The Company does not anticipate that these changes will have a significant impact on its consolidated financial statements and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the last fiscal quarter, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property Litigation

During the quarterly period ended July 31, 2011, in our lawsuit styled Crossroads Systems, Inc. v. 3Par, Inc. et al, Civil Action No. 1:10-CV-652-SS (W.D. Tex – Austin Division)  alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147, several of the defendants have settled and been dismissed from the case.  The Markman Hearing has been conducted, and we believe that the Court will likely issue its Markman Order on claim construction in the near future.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)       Sales of Unregistered Securities

Share Issuances:
On May 23, 2011, we issued 1,277 shares of common stock pursuant to option exercises for an aggregate purchase price of $2,963.

On July 11, 2011, we issued 4,202 shares of common stock to a service provider for aggregate consideration of $20,000.

Option Issuances:
On June 30, 2011, we issued 2,900 options to purchase of shares of common stock to various employees with an exercise price of $4.80.

On June 30, 2011, we issued 5,000 options to purchase of shares of common stock to outside service providers with an exercise price of $4.80.

On July 18, 2011, we issued 141,000 options to purchase of shares of common stock to various employees, with an exercise price of $4.76.

On July 29, 2011, we issued 2,050 options to purchase of shares of common stock to various employees, with an exercise price of $7.20.

On July 29, 2011, we issued 2,604 options to purchase of shares of common stock to certain members of the Board of Directors with an exercise price of $7.20.

Except as otherwise described above, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe the transactions were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 thereunder, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. Each recipient of securities  either received adequate information about our company or had access, through their relationships with us, to such information.

(b)       Use of Proceeds

On August 30, 2011, our registration statement on Form S-1 (File No. 333-172792) was declared effective by the Securities and Exchange Commission, pursuant to which we registered 3,154,579 shares of our common stock, 1,020,970 warrants to purchase shares of our common stock and the exercise of the warrants by those who purchased the warrants from selling security holders pursuant to this prospectus and 1,020,970 additional shares of common stock issuable upon exercise of the warrants for sale by our security holders from time to time. We will not receive any of the proceeds from the sale of the securities owned by the selling security holders pursuant to the prospectus contained in the registration statement. We may receive proceeds in connection with the exercise of the warrants, the underlying shares of which may in turn be sold by the selling security holders under the prospectus. There is no assurance that any of the warrants will ever be exercised for cash, if at all. If all of the outstanding warrants are exercised for cash, we would receive aggregate gross proceeds of approximately $3.3 million.

On September 19, 2011, we issued 9,125 shares of our common stock upon exercise of warrants for aggregate proceeds of $29,200.  We intend to use any proceeds from the exercise of warrants for working capital and other general corporate purposes.

(c)       Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

October 14, 2011	/s/ Robert C. Sims
(Date)	Robert C. Sims
President and Chief Executive Officer
(Principal Executive Officer)

October 14, 2011	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.