Form 10-K
period 2011-10-31
CROSSROADS SYSTEMS INC
filed 2012-01-27
CIK 1093207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  1-8303

CROSSROADS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2846643
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11000 North Mopac Expressway	78759
Austin, TX
(Address of principal executive offices)	(Zip Code)

(512) 349-0300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange
Title of Class	on Which Registered
Common Stock ($0.001 par value)	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule405 of the Securities Act.  Yes ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of theAct.  Yes ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No  ☑

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of April 29, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $5.52 per share on the Pink Sheets, was $40,081,603.

11,011,675 shares of Common Stock were outstanding at January 25, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CROSSROADS SYSTEMS, INC.

FORM 10-K

i

PART I

Item 1.	Business

Overview

Crossroads Systems is a global provider of solutions to connect, protect and secure business-critical data for enterprise storage and the cloud computing marketplace. Our storage software solutions, leveraging our extensive patent portfolio, enable highly-resilient data protection, proactive data security and intelligent storage connectivity.

Founded in 1996, we have a fifteen-year history of offering innovative, cost-effective products and solutions that are built on superior quality, reliability and performance that allow customers to protect and manage their corporate data assets.  Our products are sold worldwide in mission critical environments for Fortune 2000 companies.  In fiscal 2012, we introduced our Crossroads StrongBox® product, a network attached storage (“NAS”) solution based on tape for long-term archive data, or Tier 3 data.  We believe StrongBox is the first fully portable, open-standard, online all-the-time data storage vault that meets the cost, life expectancy and scalability requirements for companies needing to solve their long-term data repository needs.

The StrongBox solution combines the engineering efforts, intellectual property, or IP, and code development of all our past and current shipping products.  We believe this combination has allowed us to be first to market an enterprise NAS solution into the fastest growing segment of the storage market.

Our target markets for StrongBox initially focus on the Cloud, and Media areas as we believe these verticals to be strongly suited for quick adoption of our solution.  In particular, we believe that the data security and storage needs of these markets are underserved with expensive, proprietary disk-based archives.  We are pursuing strategic relationships with potential original equipment manufacturers (“OEMs”) and system integrators (“SIs”), which will enable us to reach the global market, as well as a branded value added reseller (“VAR”) channel for our US and European operations. We intend to expand into other vertical markets such as security and surveillance, healthcare, and government as StrongBox gains industry adoption and the required features and functions for those environments are developed.

Industry Background

Many companies experience rapid data growth year over year and have legal requirements or data retention policies that require them to save data for lengthy periods, even indefinitely. Private and governmental parties have growing archives of business and operational data as they continue to generate large amounts of data relating to governance, compliance and e-discovery matters. Additionally, many companies face regulatory requirements that mandate both long-term preservation of and secure access to data. Even in industries without strong regulatory requirements, companies are recognizing the value of securing access to their data as good business practice.

This rapid data storage growth combined with demands for ready access to data, expanding retention policies and laws regarding compliance and limited information technology, or IT, budget increases represent major challenges for IT managers.  Available budgets are not keeping up with data storage needs, which creates pressure to find ways to cost effectively store, access, and protect rapidly increasing amounts of data.

This rapid data storage growth is driving the need for more cost-effective yet accessible long-term archive storage. Historically, tape-based products have been used for data archives due to their low cost, low power and long-term reliability. However, demands on data storage and retrieval systems require archives to be more readily available, on-site at a user’s location or online. Disk or memory-based storage devices have traditionally been the only way to access online data.

There have been significant recent innovations in the operating and storage capabilities of tape-based systems that allow them to compete more effectively with disk or memory-based systems. An industry consortium made up of leading tape manufacturers has created a technology called Linear Tape File System, or LTFS, which enabled tape devices to write and read random files just like disk devices, increasing the flexibility of this proven storage technology. In addition, consortium participants have also announced 35 and 50 terabyte per cartridge capabilities enabled in future offerings. Both of these developments demonstrate the value of investment in tape-based storage for providing cost-effective data archives. We believe that we are a global leader in data backup solutions and one of the few software vendors in the tape-based and storage industry.  We believe that we are positioned strongly to take advantage of recent advancements in tape-based storage with the StrongBox solution.

Business Strategy

Our strategy is to provide solutions that provide real-time access to tape-based archive storage that replaces disk-based storage devices at a fraction of the cost, enabling businesses to change the way they approach their long-term data repository requirements. Since 2005, we have evolved from a hardware commodity storage company to a software solutions and services provider. The investment in R&D and the strategy to create tape monitoring and virtualization solutions enabled us to bring new products to market while developing the Crossroads’ Strongbox product.

Backup, recovery and archive continues to be a major focus for customers who face a number of challenges in managing and protecting their data which continues to grow significantly year after year. Customers are demanding higher optimization and utilization of their current assets in order to minimize their capital expenditures in this current economy. Additionally, as their Tier 3 storage needs continue to grow, they require solutions that reliably increase capacity and provide their long-term data needs at a lower cost and using significantly lower power than disk or memory based storage devices.

Our product strategy consists of tactical business operation solutions with the primary focus of being the first to market with the open-standard, low-cost, highly reliable and portable tape based archive. We believe that our current VAR, OEM and SI partners that market our RVA and SPHiNX solutions can be used for the introduction of the Crossroads StrongBox solution. We have already engaged many of the existing RVA customers as early adopters due to their use of the RVA within their environments. We also plan to work with existing OEM and SI customers as well as new OEMs to fully introduce this product into the marketplace. We launched StrongBox for general availability in December 2011.

We have developed and continue to develop a strong patent portfolio as a result of our research and development efforts, which is valuable in positioning our products in the marketplace. We believe we have an extensive and distinctive knowledge about tape, and we have focused on protecting our IP through a licensing campaign. Licensing fees have been an ongoing component of revenue as a result of this licensing campaign. We maintain an active licensing program related to the ’972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. We believe that we may be able to use the other components of our intellectual property portfolio to generate revenues through multiple avenues as well.

Our Current Revenue Sources

We generate a large portion of our revenue through our IP licensing campaign in which companies contractually agree to pay us either an upfront licensing fee or a combination of upfront initial fees as well as on-going licensing fees for use of our ‘972 family of patents.  Our products are mainly delivered as software via a hardware appliance.  We also provide post contract support, or PCS, and professional services.  Our products include:

•	StrongBox offers an online all-the-time, non-proprietary, fully portable data vault for long term data retention;

•	SPHiNX® provides data protection from the desktop to the data center, functioning as a network attached storage device or virtual tape library to ensure holistic data protection;

•
ReadVerify® Appliance (RVA®) proactively monitors tape media and the overall health of drives and tape environment services for customer’s storage system analysis; and Fibre Channel (FC) Storage Bridges; and

•	Fibre Channel (FC) Storage Bridges and Storage Routers offer connectivity and protocol conversion from the FC Storage Area Network (SAN) to SCSI tape and disk storage device interfaces.

StrongBox

Crossroads StrongBox is our latest data protection solution.  It is an online all-the-time, non-proprietary, fully portable data vault for long term data retention. StrongBox uses Linear Tape File System (LTFS) technology, which we believe provides the first enterprise-level, file-based tape archive solution with built-in data protection and self-monitoring for optimized performance at a significantly reduced cost. StrongBox incorporates disk for fast file storage and retrieval, and physical tape for cost effective, long-term, reliable capacity storage. StrongBox is a cost-efficient, vendor neutral archive. StrongBox helps meet growing data archiving requirements that are driven by a mix of increased regulation, business expectations and the general growth of unstructured data.

By leveraging the ‘open’ nature of linear tape open, or LTO, technology and the open source, self-describing format of LTFS technology, StrongBox delivers an enterprise-class data vault that writes and reads data in an open, non-proprietary and fully portable manner. StrongBox is compatible with multiple operating systems and applications, resulting in the ability to share data among disparate systems, departments and even businesses. By not altering the file format, attributes or applications, or adding proprietary software layers, StrongBox operates as a fully vendor neutral archive.

StrongBox is purpose-built to handle multiple, simultaneous application and user accesses. It is compatible with any file-based system architecture. StrongBox’s ability to seamlessly store up to five billion files is valuable in leveraging tape as a less expensive alternative to disk for long-term archiving and managing unstructured data growth.  StrongBox comes with built-in data protection capabilities which ensure data integrity and peace of mind that the data is transferred, stored securely and recoverable in time of need.

Through purpose-built disk caching and buffering designs, StrongBox delivers significant performance benefits over traditional enterprise tape solutions. StrongBox utilizes disk buffering to maximize the efficient use of tape library and drive resources. StrongBox is not a hierarchical storage management (“HSM”) solution. Instead of restoring files from tape-to-disk-to-user, StrongBox enables direct-file access from tape.

Utilizing the technology first developed for RVA, StrongBox continually monitors, trends, analyzes and optimizes the physical disk and tape storage subsystems providing a reliable, long term data preservation system. StrongBox monitors tape media integrity, identifying suspect media before data becomes unreadable. StrongBox includes powerful auto-healing functionality without user intervention. Additionally, StrongBox’s advanced reporting interface gives the user extensive reports of how the data vault is being used and details the operation of the physical storage systems.

StrongBox was released for general availability in December 2011.  We plan to sell StrongBox through VAR, SI and key strategic OEM partners.

SPHiNX

SPHiNX provides complete disaster recovery capabilities for mid-range server, open systems and the desktop host environment and is designed to scale easily to grow with a customer’s business. As a primary repository for data center backups, SPHiNX can be used as secondary tiered storage for replicated data to meet disaster recovery requirements. As a disk-based data protection solution, SPHiNX maximizes reliability and improves backup and restore success rates by eliminating associated drive or media errors. SPHiNX offers flexible functionality either as a NAS device or virtual tape library for rapid, reliable data recovery with reduced data loss and minimal downtime. SPHiNX is delivered via a dedicated appliance with hot swappable drives and redundant power supplies, to ensure high system availability.

The increasing data storage needs of companies are forcing storage administrators to implement faster and more reliable backup systems to protect their corporate data.  We believe that existing solutions have not been adequate.  With SPHiNX, backups can be streamlined for improved performance, and restores are exponentially faster than using traditional tape drives. Multiple host systems can be secured and connected to SPHiNX as a shared resource for several systems or partitions with multiple backup streams supported from any single system. With immediate access to stored data, SPHiNX drastically reduces recovery time to meet increasing stringent recovery time objective and recovery point objective requirements. A customer can reduce capital expenditures and operational expenses by consolidating the number of tape devices and media that must be maintained.  We believe that customers looking to migrate away from older tape backup solutions face a significant problem integrating new storage technologies with existing backup software applications.  We have been successfully integrating our solutions with other leading technologies for more than 15 years. Incorporating the technology we have developed, SPHiNX can emulate many standard tape drive and library formats to be compatible with existing backup applications a customer may already have. SPHiNX can integrate with most leading backup applications with no disruption to current backup policies and processes.

SPHiNX provides the ability to replicate backups remotely by synchronizing data copies over a WAN between a local SPHiNX and one or more remote SPHiNX systems, which can reduce offsite storage or eliminate tape handling altogether while enabling immediate access of data. Cloud computing, data center consolidation, hosted disaster recovery and other IT trends have created a need to move more data remotely at higher speeds. SPHiNX provides WAN acceleration options to maximize data transfers, providing scalability, network efficiency, security and bandwidth control.

SPHiNX provides an option to encrypt data in compliance with regulatory and company security policies. With SPHiNX, you can encrypt data as it is stored or wait for idle times if faced with short backup windows. SPHINX can also completely offload the encryption algorithm processing by passing a generated key to a physical tape device equipped with a hardware encryption chipset.

SPHiNX is sold primarily as a branded offering in our VAR channel in the US and Europe.  Several of our strategic channel partners focus on midrange system customers such as Unix, IBM and HP NonStop, where we believe that SPHiNX provides a compelling cost and compatible solution for data protection needs.  SPHiNX also provides channel partners to small and mid-size businesses a low entry-cost data protection solution that can scale with a company’s data growth.  Additionally, SPHiNX is sold by OEM partners as a co-branded or rebranded product line for tape backup replacement or augmentation.  We believe that the key values of SPHiNX for our OEMs are that it saves their customers money through data reduction and consolidation, it improves efficiency of backup operations and it reduces risk by providing data encryption and replication technologies to protect their customers’ valuable data.

ReadVerify Appliance

Our ReadVerify Appliance proactively validates the integrity of tape backup systems and provides an easy to use, real-time way to monitor, track and report on the performance, utilization and health of tape devices and tape media. Providing visibility into the causes of incomplete or failed backups, RVA helps customers address media and hardware issues before a catastrophic failure threatens their data and business.

RVA proactively monitors tape backups and reports cartridge and drive statistics collected during backup operations. Automatic alerting and reporting provides critical information on impending media or drive failures, overall utilization and performance of tape media and drives. RVA uses built-in reporting for load balancing and to proactively address media and hardware failure.

ArchiveVerify, or AV, an optional feature for RVA, reduces the risk of losing data stored on tape and lowers backup and archive costs. With AV verification procedures are automatically initiated, and analysis conducted on the entire written length of tape media to ensure that what’s been written to tape can be read back. Reporting capabilities help fulfill requirements for service level agreements and regulatory compliance audits.

Tape is a high-capacity, low-cost solution for securing large amounts of backup and archive data, while providing the lowest cost, most portable and environmentally friendly solution. Use of tape continues to increase sharply as the amount of electronic information grows and enterprises face increasing legal and regulatory pressure to store electronic information. As the number of tape media required to support these processes increases, managing life cycle phases of tape media, from acquisition through useful life and ultimate disposal, has become a significant task and presents a challenge not fully addressed by most IT administrators.

Many administrators have expanded their approach to backup systems going “green” beyond managing end-of-life of used tape, to include the concept of “resource stewardship,” a holistic approach to environmental protection. For tape backup systems, an important aspect of resource stewardship is better backup system design that improves operational efficiency and minimizes tapes in use at a given time. Resource stewardship uses hardware resources and consumables efficiently and continues through responsible tape disposal. Reselling or recycling used media plays an important role, but reducing tape requirements up front becomes key to helping proactively reduce tapes being managed and ultimately requiring disposal.

To improve reliability of data protection operations and manage tape resources in an environmentally friendly way, a comprehensive tool to statistically measure and analyze backup system and media performance is needed. Our RVA is a tape backup system monitoring appliance that installs and configures easily and immediately begins reporting on the health of the backup infrastructure, including individual tape media. Too often, when a backup application reports media errors, the assumption is the media is bad and the tape is discarded. However, tape drives are often the root cause of errors, and a misdiagnosis can lead to throwing away good media leading to additional costs. RVA provides a method to diagnose a degrading backup environment and correctly identify root cause. Using RVA, tapes will not be disposed of until they truly reach end-of-life.

RVA further contributes to resource stewardship by improving backup system efficiency and reliability. Measuring utilization of each unique drive makes analysis data and reporting available on drives that are over- and under-utilized, providing a method to tune the system. Proper configuration of data management applications and system infrastructure improves performance and reliability and optimizes use of storage devices and tape media. Increased system reliability contributes to resource stewardship goals, validates efficient system designs and translates into real savings by eliminating duplicate backups and optimizing use of tape resources. RVA can help defer tape purchases, reduce recycling obligations, control disposal costs and contribute to corporate green initiatives by minimizing tapes required to support data protection operations.

RVA is a mature product, having launched in 2006.  It is sold through our existing VAR and distributor channel partners as a companion to tape library sales, or as an after-market add-on monitoring tool to existing tape library environments.  RVA is also sold through OEM partners who co-brand or rebrand RVA as a product sale or as a service offering.  In addition to providing a library monitoring service, with the Archive Verify feature Crossroads or its partners can provide a service built around analyzing a customer’s existing archival tape store to ensure the data written to tape can be read back.

Fibre Channel (FC) Storage Bridges and Storage Routers

Our Fibre Channel Storage Bridges and Routers provide connectivity and protocol conversion from the Fibre Channel (FC) Storage Area Network (SAN) to tape and disk storage device interfaces. Our bridges provide value by extending the useful life of SCSI storage resources and aggregating device ports to save on switch port expenses. They are simple to deploy via either rack or desktop, manage using CLI or Ethernet interface options and support with field updateable firmware. Our bridges are designed to add reliability to SANs by detecting and tracking path readiness and network event errors and reporting configuration issues and conflicts.

Our storage routers expand bridge functionality, offering complete network-ready services that enhance security, management and system performance for storage devices. With our patented access controls, storage resources are securely allocated and shared. Users can configure, secure and manage up to eight custom device maps while dynamic mapping allows immediate changes without router reboot. Crossroads Visual Manager, or CVM, provides a powerful web-based tool used to configure, control and manage all elements of the storage routers.   Our routers include industry-leading functionality to enhance the management, performance and security of enterprise SANs.

The Crossroads Storage Bridge and Router product line is mature, having been developed and sold since the company’s inception.  The products are sold through our VAR channel, as well as through our key tape library OEM partnerships.

Intellectual Property

Our future success as a company will depend in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. Our registered trademarks in the United States are “Crossroads,” “Crossroads Systems,” “FMA,” “NearEdge,” “ReadVerify,” “RVA,” “ShareLoader,” “Strongbox,” “TapeSentry,” “XpanDisk,” and “XpanTape.”

We develop and protect our technology and know-how, principally in the field of data storage. As of October 31, 2011, we held 96 U.S. patents and have 32 pending U.S. patent applications. We also hold a number of foreign patents and patent applications for certain of our products and technologies.

It is unknown if any of the pending patent applications will issue as patents. The patent applications may be opposed, contested, circumvented, designed around by a third party, or found to be invalid or unenforceable.

Although we believe that our patents and applications have significant value, rapidly changing storage industry technology means that our future success will also depend heavily on the technical competence and creative skills of our employees.

United States patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing to the United States the inventions covered by the claims of granted patents. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our issued United States patents, and any future patents that may be issued, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing these patents.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

Although we rely on patent, copyright, trade secret, trademark and other intellectual property laws to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product support and services are essential to establishing and maintaining a technology leadership position. We cannot be sure that others will not develop technologies that are similar or superior to our technology.

Protecting against the unauthorized use of our patents, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation has been necessary in the past, and may be necessary in the future, to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be costly and divert management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

PCS and Professional Services

Most product sales include PCS services which consist of software updates and customer support. Software updates provide customers access to maintenance releases and patches released during the term of the support period. Support includes telephone and internet access to technical support personnel and hardware support.

We offer tiered customer support programs through the sale of support and services, or PCS, contracts. Customers that purchase a support and services contract are granted rights to accelerated shipment of replacement parts or onsite hardware repair and support, and software updates and maintenance releases that become available during the support period. Our support and services contracts are typically offered for periods of one to three years. We offer product support to all of our customers, including those customers who purchase our appliances through our channel partners.

North American customers are supported out of our headquarters in Austin, Texas. European customers are supported by a third-party vendor located in Europe in addition to our headquarters.

Out-of-warranty repairs are included in product revenue and recognized upon completion of the repair. On occasion, installation and professional services may also be delivered with the product as part of a bundled solution.

Principal Markets and Distribution Channels and Marketing

We employ a multi-channel distribution strategy, selling products and services to end users through channel partners such as OEMs, SIs and VARs. We have over 50 channel partners that help market and sell our appliances, typically with the assistance of our direct sales force. Our direct sales force is responsible for managing and overseeing sales within our geographic territories, including North America, Europe and Asia. This joint sales approach combines the benefit of our having relationships with substantially all of our customer accounts with the reach and relationships of our channel partners, especially internationally. We intend to expand these channel partner relationships, and add new channel partners in the future to further extend our distribution coverage.

We focus our marketing efforts on communicating product advantages, generating qualified leads for our direct sales force and channel partners and increasing brand awareness. We rely on a variety of marketing efforts, including tradeshows, advertising, public relations, industry research and our website. In addition, we work closely with a number of technology partners, including some of the leading suppliers of storage infrastructure products, on co-marketing and lead-generation activities in an effort to broaden our marketing reach.

Customers

Customers for our products and services include a variety of OEMs, SIs and VARs in order to reach end user customers from small businesses to government agencies and large, multinational corporations. Our customers also include parties that we have entered into contracts with for the use of our patented technology through our licensing campaign. Our sales are concentrated with several key customers. In fiscal year 2011, sales to our top customer represented 71.3% of revenue, while sales to our top three customers represented 79.7% of revenue in fiscal 2011 and 75.0% of revenue in fiscal 2010.

A large portion of our revenue comes from either our licensing campaign or OEM relationships.  OEM relationships require several years to begin and must be considered in our time to market requirements. We are party to a software license and distribution agreement with HP whereby we license to HP certain software products and intellectual property rights for use in HP’s products. HP pays us royalties and support fees pursuant to contractual formulas in the agreement. Sales to HP comprised 71.3% of revenue in fiscal 2011, which included IP license revenue, compared to 49.1% of revenue in fiscal 2010.

Research and Development

Continued investment in research and development is critical to our business. We have assembled a team of skilled engineers with extensive experience in the fields of computing, storage, network system design, internet routing protocols and embedded software. These individuals have extensive prior experience with many leading digital storage and computer data networking companies. We have invested significant time and financial resources in the development of our storage management solutions for enterprise storage and cloud computing data providers. Our research and development activities take place at our corporate headquarters in Austin, Texas.

Competition

The market for our products is highly competitive and is driven by rapidly changing technology. In addition to competing with traditional providers of tape-based storage systems, such as Oracle, IBM, HP and Quantum Corporation, we compete with other established storage companies such as EMC Corporation, Hitachi Data Systems Corporation, and NetApp, Inc. that offer a variety of different data protection products. Some of our competitors sell, or have announced plans to sell, products and services to connect, protect and secure business-critical data that compete directly with our offerings. We also compete with a number of emerging hardware and software companies such as TSI and Falconstor Software, Inc. that may become more significant competitors in the future.

In general, while these companies have product offerings that have similarities to our solutions, we believe our go-to-market approach either positions us outside of their target markets, such as with the SPHiNX solution, or positions us in a niche market where other players have not chosen to offer competing solutions, such as RVA. The StrongBox solution targets the highly competitive archive data market, but we believe this solution provides superior function and value compared to the solutions offered by potential competitors and addresses key customer issues that other companies’ offerings do not address. We believe the principal factors on which our products compete are as follows:

•	highly scalable, enterprise-class designs;

•	innovative features and functionality;

•	integrated monitoring and virtualization technology;

•	product features and enhancements, including ease of implementation and use, performance, scalability, reliability, replication and multi-protocol support;

•	high performance, low latency storage routing;

•	product pricing and total cost of ownership;

•	product interoperability with customer networks and backup software;

•	industry credibility and emerging market presence; and

•	customer support and services.

We continue to pursue strategic OEM and SI relationships for our products and services, which, along with our growing branded VAR channel, we expect to expand the breadth and reach of our solutions worldwide. As one of the few storage software companies with our deep tape based knowledge, we offer solutions that can augment the offerings of larger suppliers without competing directly with their products to meet particular customer needs that we believe other companies’ offerings do address. However, many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing and other resources than we have. Our competitors may offer to sell their products and services at more attractive prices than we offer, and potential customers may prefer to purchase from their existing vendors rather than a new vendor regardless of product performance or features. Some of our competitors have also entered into relationships with original equipment manufacturers, or OEMs, that could provide those competitors with sales, marketing, distribution and other advantages.

Employees

As of October 31, 2011, we had 99 employees in offices around the world. Of the total employees, 18 were engaged in sales and marketing, which includes business development, 9 in the operation of our sales and support office in Germany, 62 in research and development and 10 in general and administration, support and services and operations. None of our employees are represented by a labor union, and we consider current employee relations to be good.

Environmental Compliance

Our business involves purchasing finished goods as components from different vendors and then assembling and configuring of these components into finished products at our facilities. Accordingly, we are not involved in the actual manufacturing of components, which can often involve significant environmental regulations with respect to the materials used, as well as work place safety requirements. Our operations and properties, however, do remain subject in particular to domestic and foreign laws and regulations governing the storage, disposal and recycling of computer products. For example, our products are subject to the European Union’s Directive 2002/96/EC Waste Electrical and Electronic Equipment and Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment. To date, we have not been the subject of any material investigation or enforcement action by either U.S. or foreign environmental regulatory authorities. Further, because we do not engage in primary manufacturing processes like those performed by our suppliers who are industrial manufacturers, we believe that costs related to our compliance with environmental laws should not materially adversely affect us.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on its website at www.crossroads.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, our Standards of Professional Practice and Ethical Conduct, Code of Ethics for Senior Management and Financial Employees, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter may be accessed through the website. The Company’s website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 37,800 square feet of office space in Austin, Texas, which serves as our principal executive offices, laboratory, data center and administrative space. The original lease was effective October 31, 2005, and the term of the lease expires in February 2015. Under the term of the lease, we pay rent of approximately $364,000 per year.

We also lease a 3,415 square foot sales office in Schwabisch Gmund, Germany. The lease is a month-to-month term, and we pay rent of approximately $53,000 per year.

Item 3.	Legal Proceedings

On September 1, 2010, we filed a lawsuit against 3Par, Inc., American Megatrends, Inc., Rorke Data, Inc., D-Link Systems, Inc., Chelsio Communications, Inc., DataCore Software Corporation, and IStor Networks, Inc. in a lawsuit styled Crossroads Systems, Inc. v. 3Par, Inc. et al., Civil Action No. 1:10-CV-652-SS (W.D. Tex — Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147. With the exception of Rorke Data, Inc., all of the defendants have settled.  The Markman Order construing the claims of has been entered by the Court.  The lawsuit is proceeding against Rorke Data, Inc.

In addition to the 3Par, Inc. lawsuit, from time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results or financial condition.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low bid information for our common stock for the periods indicated, adjusted to give effect to our 1-for-4 reverse stock split effective August 12, 2011, which reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Prior to September 2, 2011, our common stock was quoted on the Pink Sheets under the symbol “CRDS,” at which time there was no established public trading market for our common stock.  Since September 2, 2011, our common stock has been listed on the NASDAQ Capital Market under the symbol “CRDS.”
	High	Low
Fiscal Year Ended October 31, 2011
First Quarter	$5.56	$3.28
Second Quarter	$5.60	$3.20
Third Quarter	$7.68	$4.20
Fourth Quarter	$8.00	$3.25

Fiscal Year Ended October 31, 2010
First Quarter	$1.72	$0.72
Second Quarter	$2.12	$1.28
Third Quarter	$3.08	$1.48
Fourth Quarter	$4.96	$1.24

On January 25, 2012, the last reported sale price of our common stock on the Nasdaq Capital Market was $5.00 per share. As of January 25, 2012, there were 11,011,675 shares of our common stock outstanding held by 240 holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors and stockholders have previously approved our 1999 Stock Option/Stock Issuance Plan and our 2010 Stock Incentive Plan. Except as listed in the table below, we do not have any equity based plans, including individual compensation that have not been approved by our stockholders. The following table provides information as of October 31, 2011 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,216,473	$ 3.90	1,722,153
Equity compensation plans not approved by security holders	-	-	-
Total	2,216,473	$ 3.90	1,722,153

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility prohibits us from paying dividends, making distributions or payments or redeeming, retiring or purchasing any of our capital stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

Various statements contained in or incorporated by reference into this annual report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this annual report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our prospectus dated August 30, 2011 and filed with the SEC pursuant to Rule 424(b) on September 14, 2011, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

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

Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other things contemplated by the forward-looking statements will not occur. Forward-looking statements in this annual report are based on management’s beliefs and opinions at the time the statements are made. The forward-looking statements contained in this annual report are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this annual report are made as of the date of this annual report and we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by applicable securities laws.

Overview

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission.

We are a global provider of solutions to connect, protect and secure business-critical data for enterprise storage and the cloud computing marketplace.  Using our storage software solutions leveraging our extensive patent portfolio enables highly-resilient data protection, pro-active data security and intelligent storage connectivity.

Our strategy and operations are currently focused on the following initiatives:

Strategic Focus

Most technologies have limited life spans as systems transition to newer environments. In 2005, we undertook a strategic initiative to develop a software solutions and services model focusing on emerging higher growth business opportunities for the company. We expanded our company’s focus from solely offering bridging and routing solutions. This transition of our research and development efforts have resulted in the creation of our currently shipping products: StrongBox, RVA, and SPHiNX.

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

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We mainly sell these products through a network of OEMs, SIs and VARs.

We expect growth in international markets for StrongBox, RVA and SPHiNX to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 2.9% and 3.6% of our total revenue in the years ended October 31, 2010 and 2011, respectively. As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications and to ship our products to our international customers.

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property licensees with go-forward royalties derived from the ‘972 patent family, which accounts for 8 of our existing 96 granted patents and 32 pending patents as of October 31, 2011. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our claims. Generally, these cases are settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the year ended October 31, 2011 was $5.1 million, or approximately 34.0% of revenues.

We continue to look for different ways to extract value from our patents outside the ‘972 family, which may include commercial, financial and strategic initiatives.  Intellectual property, or IP, holds value beyond pure monetary reasons.  For example, we believe that the proprietary nature of our products is appealing to both end-users and strategic partners who view our products as not being easily replaceable.  Additionally, IP may be a significant barrier to entry for potential competitors.  Therefore, we will continue to assess the value of our current portfolio and attempt to expand and take advantage of our IP portfolio.

Leveraging our IP, Current Products and Capital

Our product development strategy includes the creation of code modules that can be used across different products, enabling fast development and high quality and reliability.  For example, StrongBox used code modules from our existing solutions, such RVA and SPHiNX.  This allowed for the architecture, development and release of StrongBox only one year after the start of the program, resulting in what we believe to be a first-to-market and best-of-breed product.

Growing Our Market Reach

Our initial market for StrongBox focuses on the Cloud and Media market to gain visibility in the industry for StrongBox and to learn from customer experience for the offering.  With the expansion of on-line web access globally, we are also focused on delivering valuable information and content which enables our website to be a lead generation engine to grow our VAR channel for Media as well as the security and surveillance, healthcare and government industries.  While our marketing efforts are focused on this vertical approach, we believe that StrongBox can work for any company with a long-term archive need.  Therefore, we focus on website and search engine optimization and expansion of strategic partners to work with cloud storage and archiving service providers directly to offer the non-proprietary, secure and highly portable options we believe to be missing in cloud-based solutions today.  We expect that our launch strategy for StrongBox provides visibility, customer acquisition and strategic partner relationships that can lead to OEM partnerships and to expand the reach of StrongBox globally.

Key Financial Definitions

Revenue.  Revenue consists of sales of hardware, software and services, as well as royalties we earn for products and the license of certain intellectual property. Our “product revenue” is composed of sales of our hardware products and software products sold to value added resellers, original equipment manufacturers and end users. Our “IP license, royalty and other revenue” is derived from the licensing of intellectual property, royalty payments, and sales of service contracts.

Cost of Revenue.  Cost of revenue is composed of cost of product revenue and IP license, royalty and other revenue. “Cost of product revenue” consists primarily of the cost charged by our previous contract manufacturer to manufacture our products, shipping charges and warranty obligations. “Cost of IP license, royalty and other revenue” consists of professional fees and services, overhead allocations, and obsolete inventory adjustments.

Operating Expenses.  Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 87 employees as of October 31, 2009, 86 employees as of October 31, 2010 and 99 employees as of October 31, 2011. We expect our headcount will remain fairly consistent during fiscal year 2012. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

Sales and Marketing.  Sales and marketing expenses include personnel costs, employee sales commissions and marketing programs. We have sales and marketing personnel throughout the United States and in our sales office in Germany.

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

General and Administrative.  General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services, excluding those for IP (which are included in cost of revenue), consists of outside legal, tax and audit costs.

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

For established products and PCS, we determine fair value based on VSOE, which consists of the prices charged when these services are sold separately.

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

For established products, we use VSOE. For new products, installation and professional services for which we are unable to establish selling price using VSOE or TPE, we use ESP. The objective of ESP is to determine the price at which we would transact a sale if these items were sold on a standalone basis. In determining ESP, we use the cost to provide the new product, installation or professional service plus a margin. When using cost plus a margin, we consider the total cost of the item to establish a VAR or OEM price. We also consider the historical margins for established products and other factors, including any changes to pricing methodologies, competitiveness of new products, installation and professional services, pricing pressures due to entering a new market, and cost drivers that could cause future margins to differ from historical margins.

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

Accrued Warranty

We estimate future product failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ, for example due to negotiated agreements with third parties. We use a consistent model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical return rates are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rates. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our newer products mature, we are able to improve our estimates with respect to these products.  We warrant products for a period from 12 to 39 months following the sale while receiving a hardware warranty from our vendors for a period of typically 36 months.

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

Under the provisions of this guidance, we make a number of estimates and assumptions. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Actual results may differ substantially from these estimates. In valuing share-based awards under this guidance, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of Crossroads stock. The expected term represents an estimate of the time options are expected to remain outstanding.  Prior to our filing our registration statement on Form S-8 on September 23, 2011, shares of our common stock issuable upon exercise of our options were restricted for one year from the date of exercise, therefore we do not believe the actual history of options exercised is an accurate method of calculating expected term and use the simplified method to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The variables used in the Black-Sholes calculation are listed below for the respective periods:

	October 31,
	2010	2011

Expected dividend yield	0%	0%
Expected volatility	63 - 68%	69 - 70%
Risk-free interest rate	1.2 - 2.6%	0.9 - 2.3%
Expected term (years)	6.1	6.1

Results of Operations

Year Ended October 31, 2011 Compared to the Year Ended October 31, 2010

Revenue.   Total revenue decreased $1.4 million, or 8.5%, to $15.0 million for the year ended October 31, 2011 from $16.4 million for the year ended October 31, 2010.

Product revenues for the year ended October 31, 2011 increased $0.2 million, or 4.8%, to $4.4 million compared with $4.2 million for the year ended October 31, 2010 due to an increase in RVA revenue of $0.5 million and an increase in SPHiNX revenue of $0.1 million for the year ended October 31, 2011, partially offset by a decrease in router product revenue of $0.4 million.

IP license, royalty and other revenue consists of the following for the year ended October 31, 2010 and 2011:

	Year Ended October 31,
	2010	2011
	(in thousands)
IP license revenue:
IP license fee allocated to past shipments	5,322	4,308
Ongoing IP license revenue	1,105	833
Total IP license revenue	6,427	5,141

HP royalty and PCS service revenue	5,406	4,699
PCS service revenue (non-HP)	292	706
IP license, royalty and other revenue	12,125	10,546

IP license, royalty and other revenues for the year ended October 31, 2011 decreased $1.6 million, or 13.2%, to $10.5 million compared with $12.1 million for the year ended October 31, 2010.

IP license revenue decreased $1.3 million as a result of three IP agreements being entered into during the year ended October 31, 2010, while two agreements were entered into during the year ended October 31, 2011.  HP royalty and PCS service revenue decreased approximately $0.7 million due to decreased shipments by HP of our legacy router products by approximately $0.8 million, offset by an increase in SPHiNX revenue of approximately $0.1 million.  PCS service revenue (non-HP) increased $0.4 million due to an increase in the number of customers covered by PCS contracts and an increase in PCS contract rates due to our newer product offerings.

Cost of Revenue.   Cost of revenue increased $0.2 million, or 8.0%, to $2.7 million, for the year ended October 31, 2011 from $2.5 million for the year ended October 31, 2010.  Product costs for the year ended October 31, 2011 decreased $65,000, or 15.4%, to $357,000 compared with $422,000 for the year ended October 31, 2010.  IP license, royalty and other costs for the year ended October 31, 2011 increased $0.2 million, or 9.5%, to $2.3 million compared with $2.1 million for the year ended October 31, 2010 due to the increase in professional fees related to negotiating our IP licensing activities.  The extended negotiations of one IP agreement reached in the fourth quarter of 2011 resulted in higher professional fees and lower margins for this IP agreement.

Sales and Marketing.   Sales and marketing expenses decreased $0.1 million, or 0.2%, to $5.2 million for the year ended October 31, 2011 from $5.3 million for the year ended October 31, 2010. This decrease was due to reduced consulting and outside services by $0.2 million and travel and travel related expenses by $0.1 million, offset by increases in stock based compensation expense by $0.1 million and evaluation units to prospective customers by $0.1. We anticipate that sales and marketing expenses will increase in absolute dollars, as we intend to market our new Strongbox product.

Research and Development.    Research and development expenses increased $1.8 million, or 20.2%, to $10.7 million for the year ended October 31, 2011 from $8.9 million for the year ended October 31, 2010.  This increase was due to increases in payroll and benefits by $1.5 million, professional expenses by $0.2 million, and consulting and outside services by $0.1 million. We anticipate that research and development expenses will be more consistent going forward, and the increase in absolute dollars in the current year were a result of expanding our engineering department in connection with the development of new products.

General and Administrative.  General and administrative expenses increased $0.6 million, or 23.1%, to $3.2 million for the year ended October 31, 2011 from $2.6 million for the year ended October 31, 2010. The increase was due to increases in professional fees of $0.4 million, consulting and outside services of $0.2 million, accounts receivable reserve of $0.1 million and payroll and benefits of $0.1 million, offset by a decrease in stock-based compensation of $0.3 million. We expect the absolute amount of general and administrative expenses to increase in the future as we incur a full year of public company expenses.

Amortization of intangible assets.  Amortization of intangible assets expenses decreased $0.6 million, or 50.0%, to $0.6 million for the year ended October 31, 2011 from $1.2 million for the year ended October 31, 2010. The decrease was due to 2010 containing a full year of amortization of purchased technology that was fully amortized in the second quarter of 2011.

Liquidity and Capital Resources

Cash Flows

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

	Year Ended October 31,
	2010	2011
	(in thousands)

Net cash used in operating activities	$(179)	$(1,881)
Net cash used in investing activities	(320)	(4,675)
Net cash provided by financing activities	9,178	144
Net increase (decrease) in cash and cash equivalents	8,514	(6,475)
Cash and cash equivalents, end of period	13,811	7,336

Net cash used in operating activities increased from approximately $0.2 million in the year ended October 31, 2010 to a use of cash of approximately $1.9 million in the year ended October 31, 2011 due to increased losses for the year, primarily from the increase in expenses related to research and development, adjusted for the impact of non-cash charges, particularly relating to amortization of intangibles, depreciation of fixed assets, and stock-based compensation, and net changes in operating assets and liabilities, primarily changes in our accounts receivable, accounts payable, and deferred revenue.

A significant component of cash provided by operating activities is payments received from our IP license agreements. The economic nature of these agreements is such that they are not consistent in terms of cash receipts. The agreements include an initial receipt of cash upon reaching agreement, as consideration for royalties on past shipments. The amounts for past shipments reflected in historical financial statements have fluctuated from period to period and, to the extent that the number of new customers resulting from our licensing campaign decreases, historical results may not be indicative of future receipts. We may not be able to generate positive cash flows from operating activities in the near term as we continue to invest in and market StrongBox, increase inventory purchases and invest in functions associated with being a public company.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts, and the purchase of investments with available cash.  Net cash used in investing activities was approximately $0.3 million during the year ended October 31, 2010 compared to $4.7 million in the year ended October 31, 2011. Included in the year ended October 31, 2011 are capital expenditures primarily for research and development equipment in the amount of $1.3 million and the purchases of investments of $3.4 million net of maturities.

Cash flows provided by financing activities in the year ended October 31, 2010 was $9.2 million. The amount included in the year ended October 31, 2010 was the result of a private placement of stock, net of expenses.  Cash provided by financing activities in the year ended October 31, 2011 was approximately $0.1 million from the exercise of stock options by employees.

We have a line of credit with a bank pursuant to a loan and security agreement. The committed revolving line provides for advances of up to $4.0 million with a borrowing base of 80% of eligible accounts receivable. The loan agreement also provides for a term loan in the amount of $3 million, available to us in no more than six advances, each in an a minimum amount of $500,000 or a lesser amount which remains unadvanced if such advance is the third and final term loan advance.  The term loan is subject to a borrowing base is $2 million if we maintain at least $5 million in unrestricted cash with or through the bank plus 80% of eligible accounts, as determined by the bank.  Interest under the loan agreement accrues at a floating per annum rate equal to rate of the prime rate determined under the agreement plus 0.25%. We are required to satisfy certain financial and reporting covenants under the loan agreement. The line of credit will mature on December 28, 2012. The maturity for each advance under the term loan is 36 months after the advance but no later than April 1, 2015.  As of October 31, 2010 and 2011, there was $1.97 million drawn and outstanding on the line of credit.  We are in compliance with all covenants. The loan agreement is secured by the company’s assets.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures or change a particular principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of this guidance will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 modifies how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and the total comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The revised financial statement presentation for comprehensive income will be effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We anticipate adopting ASU 2011-05 beginning November 1, 2012.  We do not anticipate that these changes will have a significant impact on our consolidated financial statements and disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The Company's consolidated financial statements, together with the report of independent registered public accounting firm are included elsewhere herein. Reference is made to Item 15, "Financial Statements, Financial Statement Schedules and Exhibits.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation  report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of January 25, 2012.

Name	Age	Position
Robert C. Sims	44	President, Chief Executive Officer and Member of the Board of Directors
Brian Bianchi	45	Chief Operating Officer
David Cerf	46	Executive Vice President of Business and Corporate Development
Jennifer Ray Crane	40	Chief Financial Officer
Bernd R. Krieger	58	General Manager, Europe
Steven Ledger	52	Director, Chairman of the Board of Directors
Elliott Brackett	47	Director
Joseph J. Hartnett	56	Director
Don Pearce	69	Director

Robert C. Sims has served as our President and Chief Executive Officer since October 2003 and as a member of our Board of Directors since November 2003.  From May 2002 to September 2003, Mr. Sims served as our Chief Operating Officer.  From April 2001 to May 2002, Mr. Sims served as our Vice President of Engineering and Operations.  From July 2000 to April 2001, Mr. Sims served as our Vice President of Operations and Corporate Quality.  From March 1999 to July 2000, Mr. Sims served as our Director of Operations.  Prior to joining us, from January 1998 to March 1999, Mr. Sims managed the advanced manufacturing and product test organizations at Kentek Corp.  From 1990 to 1998, Mr. Sims served in various capacities at Exabyte, including manager of the manufacturing engineering and quality organizations for the high-end tape drive division.  Mr. Sims received a B.S.E.E. from Colorado State University.

Brian Bianchi has served as our Chief Operating Officer since January 2008.  Mr. Bianchi served as our Vice President, Engineering Development from November 2004 to January 2008.  From May 2002 to October 2004, Mr. Bianchi served as our Director of Development and Product Test.  From April 1998 until April 2002, Mr. Bianchi served in various engineering capacities at Crossroads.  Prior to joining us, from May 1996 to March 1998, Mr. Bianchi served as Technical Program Manager for Hewlett Packard.  From June 1988 to April 1996, Mr. Bianchi served in various capacities at Convex Computer Corporation, including Networking & I/O Software Manager.  Mr. Bianchi received a Bachelor of Arts in Computer Science from the University of Texas, Austin.

David Cerf has served as our Executive Vice President of Business and Corporate Development since April 2005.  Prior to joining us in 2005, Mr. Cerf served as Vice President of Sales and Business Development at NexQL, a provider of advanced database acceleration technologies since 2002.  Prior to NexQL, Mr. Cerf co-founded 360World, a national provider of video/imaging solutions.  In 1988, as the Founder and Managing Director of the Dallas Business Incubator, Mr. Cerf was responsible for the development and funding of more than 50 new high-growth startup companies.

Jennifer Ray Crane has served as our Chief Financial Officer since November 2008.  Ms. Crane joined Crossroads in 2003 as Financial Controller and currently leads the company’s financial and legal teams.  Prior to joining us, Ms. Crane held senior positions at Deloitte&Touche LLP and PriceWaterhouse Coopers LLP.  Jennifer is a Certified Public Accountant licensed in the state of Texas, an active member of the Financial Executive Institute (FEI) association as well as the American Institute of Certified Public Accountants (AICPA) and holds a Bachelor of Business Administration from the University of Texas at Austin.

           Bernd R. Krieger has served as our General Manager, Europe since November 2008.  With more than 30 years of experience in the data storage and backup industry, Mr. Krieger joined Crossroads in 2007 as the Head of European Sales.  Previously, Mr. Krieger held general manager and CEO positions at several IT companies, with experience in sales and multi-country operations.  Prior to joining Crossroads and after 2005, Mr. Krieger served as General Manager, Sales and Marketing at Data Global GmbH.  Mr. Krieger also previously served as CEO of Entire Software AG, and Director of International Sales at Grau (ADIC).  Mr. Krieger brings strong relationships with established partners and resellers throughout the IT industry, as well as Global 1000 companies.

Steven Ledger has served as a director since February 2010 and has served as Chairman of the Board since November 2011.  Mr. Ledger founded and has been Managing Partner of Tamalpais Partners since 2002, and previously founded, and served as Managing Partner of eCompanies Venture Group from 1999 to 2002, where he managed an Internet focused, strategic venture capital fund with investors that included Sprint, Disney, EarthLink and Sun America.  Prior to founding eCompanies Venture Group, Mr. Ledger served as Managing Partner and Portfolio Manager at San Francisco Investment Group and Kayne Anderson Investment Management.  He began his career at Fidelity Management and Research as an Equity Research Analyst and Portfolio Manager.  Mr. Ledger also serves on the board of directors of Acorn Energy, Inc., a Nasdaq Global Market-listed company.  Mr. Ledger is a graduate of the University of Connecticut.  We believe Mr. Ledger’s qualifications to serve on our board of directors include his extensive operational expertise combined with corporate finance and business development experience developed from 26 years of experience in the financial services industry.

Elliott Brackett has served as a director since September 2008.  In 1988, Mr. Brackett purchased Lifetime Automotive Products from bankruptcy.  Mr. Brackett has been Vice President of Exceptional Products, Inc., a direct response television marketing company, for over five years.  Mr. Brackett is a co-founder of Encrypto Inc., is a key founder of NexQL, and currently serves as a consultant for SCA Promotions. Mr. Brackett holds a BBA from Southern Methodist University.  We believe Mr. Brackett’s qualifications to serve on our board of directors include more than 20 years of experience in new product funding, marketing, acquisitions and turnarounds.

Joseph J. Hartnett was appointed to our board of directors in March 2011.  Mr. Hartnett served as President and Chief Executive Officer of Ingenient Technologies, Inc., an embedded multimedia IP licensing and software services company with world headquarters in Rolling Meadows, Illinois, from April 2008 through November 2010.  He joined Ingenient as Chief Operating Officer in September 2007.  Mr. Hartnett left Ingenient following the sale of the company and completion of post-sale activities.  From May 2001 through October 2006, Mr. Hartnett served as President and Chief Executive Officer of U.S. Robotics Corporation, a global Internet communications product company headquartered in Schaumburg, Illinois.  He joined U.S. Robotics as its Chief Financial Officer in June 2000.  Prior to that, Mr. Hartnett was a partner with Grant Thornton LLP where he served for over 20 years in various leadership positions at the regional, national and international level.  Mr. Hartnett is a CPA and holds a bachelor’s degree in Accounting from the University of Illinois at Chicago.  Mr. Hartnett currently serves as a director of Sparton Corporation, a NYSE-listed company, Chairman of the Audit Committee, member of the Compensation Committee and past member of the Nominating and Corporate Governance Committee.  He is a former director of both U.S. Robotics Corporation and Ingenient Technologies, Inc.  Mr. Hartnett brings significant industry experience in the areas of international business, operations management, executive leadership, strategic planning and finance as well as extensive corporate governance, executive compensation and financial experience from his work on current and past boards of directors.

Don Pearce joined our board of directors in May 2009 and served as Chairman of the Board from May 2010 to November 2011.  Mr. Pearce served as Vice President for the Texas division of Alliance Technology Group from April 2009 to January 2011.  Mr. Pearce served as a Regional Sales Manager for Sun Microsystems from October 2005 until June 2008.  Mr. Pearce founded and has been the owner of Pearce Advisory Services since June 2008.  Beginning his career in systems and sales at IBM, Mr. Pearce was employed for more than 20 years at Amdahl Corp until January 2001.  Mr. Pearce then held sales executive positions at Tarantella, StorageTek and Sun Microsystems.  Mr. Pearce has served as a member of the Advisory Board for the Computer Science Engineering Department at Southern Methodist University since April 2002.  Mr. Pearce holds a B.S. in mathematics from Southern Methodist University and an M.S. in mathematics from Louisiana State University, where he also taught Mathematics for two years.  We believe Mr. Pearce’s qualifications to serve on our board of directors include his extensive experience and a global network of industry contacts from his career focused on sales.  We believe that Mr. Pearce is a recognized leader in business management with a significant track record of delivering revenue generating strategies within the high-tech sector.

Board of Directors

Board Composition and Election of Directors

We operate under the direction of our board of directors.  Our board of directors is responsible for the management of our business and affairs. Our certificate of incorporation provides that the number of directors may be determined pursuant to our bylaws, which provide that such number may be determined from time to time by our board of directors.  However, under our bylaws, the number of directors shall not be less than one.  Our directors hold office until their successors have been elected and qualified or until their earlier death, resignation or removal.  There are no family relationships among any of our directors or executive officers.

Independent Directors

Our board of directors is currently composed of five members. Messrs. Brackett, Ledger, Pearce, and Hartnett qualify as independent directors in accordance with the listing requirements of The Nasdaq Stock Market.  The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us.  In addition, as further required by the Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Board Committees

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee.  Each committee operates under a charter approved by our board of directors.  Copies of each committee’s charter are posted on the Corporate Governance section of our website, www.crossroads.com.

Audit Committee

The members of our audit committee are Messrs. Brackett, Hartnett and Pearce.  Mr. Hartnett chairs the audit committee.  Our board of directors has determined that Mr. Hartnett is an “audit committee financial expert” as defined in applicable SEC rules.  Our audit committee’s responsibilities include:

•
appointing, compensating, retaining and overseeing the work of any public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services;

•	reviewing and discussing with management and the external auditors our audited financial statements;
•	considering the effectiveness of our internal control system;
•	reviewing management’s compliance with our code of business conduct;
•	discussing with management our risk management policies;
•
establishing our policy regarding our hiring of employees or former employees of the external auditors and procedures for the receipt, retention and treatment of accounting related complaints and concerns;

•	meeting independently with our internal auditors, external auditors and management;
•	reviewing and approving related person transactions; and
•	preparing the audit committee report required by the proxy rules of the SEC.

All audit and non-audit services, other than de minimus non-audit services, to be provided to us by our external advisors must be approved in advance by our audit committee.

Compensation Committee

The members of our compensation committee are Messrs. Brackett, Hartnett and Pearce.  Mr. Brackett chairs the compensation committee.  Our compensation committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation;
•	determining our Chief Executive Officer’s compensation;
•	reviewing and approving, or making recommendations to our board with respect to, the compensation of our other executive officers;
•	overseeing an evaluation of our senior executives;
•	overseeing and administering our cash and equity incentive plans;
•	reviewing and making recommendations to our board with respect to director compensation;
•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules; and
•	preparing the annual compensation committee report required by SEC rules.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Messrs. Brackett, Hartnett and Ledger. Mr. Ledger chairs the nominating and corporate governance committee. Our nominating and corporate governance committee’s responsibilities include:

•	reviewing, developing and making recommendations to our board related to corporate governance guidelines and policies;
•	reviewing and making recommendations to our board regarding proposed changes to our certificate of incorporation and bylaws;
•	formulating and overseeing procedures to facilitate stockholder communications with our board;
•	reviewing governance related stockholder proposals and recommending board responses;
•	overseeing compliance by our board and its committees with applicable laws and regulations;
•	evaluating the effectiveness of the committee and reporting the results of this evaluation to our board;
•	overseeing risks relating to management and board succession planning, the independence of our board and potential conflicts of interest, and stockholder responses to our business practices;
•
overseeing our board evaluation process including conducting periodic evaluations of the performance of our board as a whole and each board committee and evaluating the performance of board members eligible for re election;

•	establishing criteria for the selection of new members to our board;
•	reviewing any stockholder nominations for directors and presenting to our board a list of individuals recommended for nomination for election to our board at the annual meeting of stockholders;
•	assisting our board in making a determination of each outside director’s “independence” in accordance with NASDAQ Rules;
•
formulating and recommending to our board for adoption a policy regarding the consideration of nominees proposed by stockholders for election to our board, and adopting procedures regarding the submission of stockholder nomination requests;

•	reviewing the disclosure included in our proxy statement regarding our director nomination process;
•	monitoring the orientation and any continuing education programs for directors;
•	reviewing the composition of each board committee and presenting recommendations for committee memberships to our board as needed; and
•
reviewing the charter and composition of each board committee and making recommendations to our board for the creation of additional board committees or the change in mandate or dissolution of Board committees.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has at any time during the past year been an officer or employee of ours.  None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our senior management and financial employees.  A current copy of the code is posted on the Corporate Governance section of our website, www.crossroads.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s securities, to file reports of ownership and changes of ownership with the SEC and the NASDAQ Capital Market.  Officers, directors and 10% stockholders of the Company are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by them.

Based solely on review of copies of the forms received, the Company believes that, during the last fiscal year, all filings under Section 16(a) applicable to its officers, directors and 10% stockholders were timely other than a Form 3 to be filed by Thomas L. Wallace and Compass Global Fund, LTD.

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Year 2011

The following table sets forth the total compensation awarded to, earned by, or paid to Mr. Sims, Mr. Cerf and Mr. Bianchi, who are referred to as our “named executive officers,” during the years ended October 31, 2010 and 2011.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Other	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Robert C. Sims	2010	275,000	127,584	57,670	134,297	4,800	599,351
President and Chief	2011	275,000	84,015	75,014	422,452	4,050	860,531
Executive Officer

David Cerf	2010	225,000	16,373	33,229	107,438	-	382,040
Executive Vice	2011	232,500	21,512	43,024	337,961		634,997
President of Business and Corporate Development

Brian Bianchi	2010	200,000	16,533	33,553	26,859	1,800	278,745
Chief Operating	2011	215,000	22,343	44,687	84,490	2,550	369,070
Officer

(1)
On December 10, 2010, we awarded cash bonuses of $36,529, $21,512, and $22,343 to Messrs. Sims, Cerf, and Bianchi, respectively, reported in fiscal year 2011. On January 7, 2010, we awarded cash bonuses of $28,417, $16,373, and $16,533 to Messrs. Sims, Cerf, and Bianchi, respectively, reported in fiscal year 2010.  Mr. Sims also receives a cash bonus of 1% of certain IP revenue, receiving an additional $99,167 and $47,486 categorized as bonus, during fiscal years of 2010 and 2011 respectively.

(2)
On January 25, 2011, we awarded 75,319 shares of common stock to Messr. Sims. On December 10, 2010, we awarded 44,355 and 46,069 shares of common stock to Messrs. Cerf, and Bianchi, respectively.  On January 7, 2010, we awarded 45,834, 26,409, and 26,667 shares of common stock to Messrs. Sims, Cerf, and Bianchi, respectively. The dollar amounts in the table represent the total grant date fair value of the award in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on stock compensation based on the closing price of our common stock on the Pink Sheets on the date of grant.

(3)
We granted options to purchase 125,000, 100,000, and 25,000 shares of common stock on October 17, 2011 to Messrs. Sims, Cerf, and Bianchi, respectively, at a grant date fair value of $3.38 per share. We granted options to purchase 62,500, 50,000, and 12,500 shares of common stock on August 25, 2010 to Messrs. Sims, Cerf, and Bianchi, respectively, at a grant date fair value of $1.08 per share. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years.  We also granted options to purchase 62,500, 50,000, and 15,500 shares of common stock on August 25, 2010 to Messrs. Sims, Cerf, and Bianchi, respectively, at a grant date fair value of $1.08 per share. These awards vest 50% on the first anniversary of the award, and 50% on the second anniversary of the awards.

(4)
We award cash bonuses through our Patent Award Program.  Various levels of bonuses are awarded based on the stage a patent is in through the U.S. patent system.  Cash patent bonus awards of $4,800 and $1,800 were awarded to Messr. Sims and Bianchi for fiscal year 2010.  Cash patent bonus awards of $4,050 and $2,550 were awarded to Messrs. Sims and Bianchi, respectively during fiscal year 2011.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table sets forth information regarding unexercised options held by each of our named executive officers as of October 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Options Expiration Date
Robert C. Sims	25,000	(1)	-	6.20	5/31/2012
	5,469	(2)	-	4.56	2/12/2013
	7,032	(2)	-	4.56	2/12/2013
	3,907	(3)	-	7.48	8/21/2013
	8,594	(3)	-	7.48	8/21/2013
	14,602	(4)	-	9.72	9/30/2013
	16,649	(4)	-	9.72	9/30/2013
	42,749	(5)	-	5.32	10/19/2014
	19,752	(5)	-	5.32	10/19/2014
	36,000	(6)	-	3.52	3/31/2016
	66,867	(7)	-	4.48	1/31/2017
	15,625	(8)	46,875	1.56	8/25/2020
	-	(9)	62,500	1.56	8/25/2020
	-	(10)	125,000	4.75	10/17/2021

David Cerf	57,500	(11)	-	3.40	4/20/2015
	3,750	(6)	-	3.52	3/31/2016
	15,837	(7)	-	4.48	1/31/2017
	12,500	(8)	37,500	1.56	8/25/2020
	-	(9)	50,000	1.56	8/25/2020
	-	(10)	100,000	4.75	10/17/2021

Brian Bianchi	6,981	(1)	-	6.20	5/31/2012
	6,770	(1)	-	6.20	5/31/2012
	5,175	(3)	-	7.48	8/21/2013
	12,500	(12)	-	10.64	2/04/2014
	464	(13)	-	5.56	9/29/2014
	10,537	(13)	-	5.56	9/29/2014
	12,250	(14)	-	4.56	8/31/2015
	12,044	(6)	-	3.52	3/31/2016
	43,991	(7)	-	4.48	1/31/2017
	3,125	(8)	9,375	1.56	8/25/2020
	-	(9)	12,500	1.56	8/25/2020
	-	(10)	25,000	4.75	10/17/2021

(1)	This award was fully vested on May 31, 2004.
(2)	This award was fully vested on February 12, 2007.
(3)	This award was fully vested on August 21, 2007.
(4)	This award was fully vested on September 30, 2007.
(5)	This award was fully vested on October 19, 2008.
(6)	This award was fully vested on March 31, 2010.
(7)
Messrs. Sims, Cerf and Bianchi were awarded options to purchase 66,867, 15,837, and 43,991 shares of common stock, respectively, on January 31, 2007. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years. These awards are fully vested as of January 31, 2011.

(8)
Messrs. Sims, Cerf and Bianchi were awarded options to purchase 62,500, 50,000, and 12,500 shares of common stock, respectively, on August 25, 2010. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years. These awards are fully vested as of August 25, 2014.

(9)
Messrs. Sims, Cerf and Bianchi were awarded options to purchase 62,500, 50,000, and 12,500 shares of common stock, respectively, on August 25, 2010. These awards vest 100% on the two-year anniversary of the award. These awards are fully vested as of August 25, 2012.

(10)
Messrs. Sims, Cerf and Bianchi were awarded options to purchase 125,000, 100,000, and 25,000 shares of common stock, respectively, on October 17, 2011. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years. These awards are fully vested as of 0ctober17, 2015.

(11)	This award was fully vested on April 15, 2009.
(12)	This award was fully vested on February 4, 2008.
(13)	This award was fully vested on September 29, 2008.
(14)	This award was fully vested on August 31, 2009.

Employment Agreements and Severance Arrangements

Robert C. Sims Employment Agreement.  We entered into an employment agreement with Robert C. Sims, our President and Chief Executive Officer, in October 2003. Mr. Sims’ employment is on an “at-will” basis and may be terminated at any time, upon written notice, with or without cause, at our option or Mr. Sims’ option, subject to the severance benefit program described below. Mr. Sims’ annual base salary is currently $275,000. Pursuant to the agreement, Mr. Sims is eligible to participate in our bonus plans and to receive such benefits as may be in effect from time to time and as afforded to other of our executives.

Severance Benefit Program.  We have a severance benefit program for certain members of management, including Mr. Sims, Mr. Bianchi, and Mr. Cerf. Under the program, should the executive’s employment with us terminate by reason of an involuntary termination at any time, the executive will become entitled to receive the following severance benefits:

•
each outstanding option the executive holds at the time of the involuntary termination will immediately vest in full and become exercisable until the earlier of the expiration of the option term or the end of the twelve month period following the date of the involuntary termination. Any options not exercised prior to the expiration of the applicable post-service exercise period will lapse and cease to remain exercisable, which we refer to as the “severance period;”

•
the executive will be entitled to receive severance payments equal to his or her monthly rate of base salary for a period of twelve months, subject to his or her agreement not to provide any services, advice or assistance to any entity that provides products or services which are or may be competitive with those offered or proposed to be offered by us, solicit any of our customers, clients, suppliers, agents or other of our associated parties or solicit any of our employees or contractors to alter their relationship with us or accept employment or a consulting arrangement with any person other than us; and

•
we will, at our expense, continue to provide the executive and his or her eligible dependents with our paid portion of health care coverage under our medical/dental plan until the earlier of the expiration of that number of months equal to one-half of the severance period measured from the first day of the first month following the effective date of the involuntary termination or the first date that he or she is covered under another employer’s health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions.

The aggregate present value of the benefits to which the executive may become entitled at the time of the involuntary termination will in no event exceed in amount the dollar amount which yields the greatest after-tax amount of benefits after taking into account any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, referred to as the Code, on the payments and benefits which are provided under the severance benefit program or any other compensation made to the executive in connection with a change in control and which qualifies as parachute payments within the meaning of Section 280G(b)(2) of the Code and the regulations issued thereunder.

2010 Stock Incentive Plan

General

The purpose of the plan is to provide a means through which we may attract able persons to serve as our employees, directors, or consultants and to provide a means whereby those individuals upon whom the responsibilities of our successful administration and management rest, and whose present and potential contributions to our welfare are of importance, may acquire and maintain stock ownership, thereby strengthening their concern for our welfare. A further purpose of the plan is to provide such individuals with additional incentive and reward opportunities designed to enhance our profitable growth. Accordingly, the plan provides for granting incentive stock options, options that do not constitute incentive stock options, restricted stock awards, or any combination of the foregoing, as is best suited to the circumstances of the particular employee, consultant, or director as provided in the plan.

Administration

The plan is administered by a committee of, and appointed by, our board of directors. In the absence of such a committee to administer the plan, the board of directors will serve as the committee. From and after the date upon which we became a “publicly held corporation” (as defined in section 162(m) of the Code and applicable interpretive authority under the Code), the plan is administered by a committee of, and appointed by, our board of directors that is comprised solely of two or more “outside directors” within the meaning of used in section 162(m) of the Code and applicable interpretive authority under the Code and within the meaning of “Non-employee Director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.

The committee has the authority, in its discretion, to determine which employees, consultants, or directors will receive an award, the time or times when an award will be made, whether an incentive stock option or non-statutory stock option will be granted, and the number of shares to be subject to each option or restricted stock award. In making such determinations, the committee will take into account the nature of the services rendered by the respective employees, consultants, or directors, their present and potential contribution to our success, and such other factors as it in its discretion will deem relevant.

Duration of the Plan

No further awards may be granted under the plan after ten years from the date of adoption of the plan. The plan will remain in effect until all options granted under the plan have been exercised, forfeited, assumed, substituted, satisfied or expired and all restricted stock awards granted under the plan have vested or been forfeited.

Shares Subject to the Plan

The aggregate number of shares of our common stock that may be issued under the plan will not exceed 2,500,000 shares, except as provided in the following paragraph. Shares will be deemed to have been issued under the plan only to the extent actually issued and delivered pursuant to an award or to the extent an award is settled in cash. To the extent that an award lapses or the rights of its holder terminate, any shares of common stock subject to such award will again be available for the grant of an award. From and after the date upon which we become a publicly held corporation, the limitation set forth in the preceding sentences will be applied in a manner that will permit compensation generated under the plan to constitute “performance-based” compensation for purposes of section 162(m) of the Code, including, without limitation, counting against such maximum number of shares, to the extent required under section 162(m) of the Code and applicable interpretative authority under the Code, any shares subject to options that are canceled or repriced.

The total number of shares that will be reserved, and that may be issued, under the plan shall automatically increase on the first trading day of each calendar year, beginning with calendar year 2011, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.

Eligibility

Awards may be granted only to persons who, at the time of grant, are employees, consultants, or directors.

Stock Options

The term of each option will be as specified by the committee at the date of grant.

An option will be vested or exercisable in whole or in part and at such times as determined by the committee and set forth in the notice of grant and option agreement. The holder will be entitled to all the privileges and rights of a stockholder only with respect to such shares of common stock as have been purchased under the option and for which certificates of stock have been registered in the holder’s name. The committee in its discretion may provide that an option will be vested or exercisable upon:

•	the attainment of one or more performance goals or targets established by the committee, which are based on:

•	the price of a share of common stock,
•	our earnings per share,
•	our market share,
•	the market share of a business unit designated by the committee,
•	our sales,
•	the sales of a business unit designated by the committee,
•	our net income or the net income of a business unit designated by the committee,
•	our cash flow return on investment or of any business unit designated by the committee,
•	our earnings before or after interest, taxes, depreciation, or amortization or of any business unit designated by the committee,
•	the economic value added, or
•	the return on stockholders’ equity;

•	the holder’s continued employment as an employee with us or continued service as a consultant or director for a specified period of time;
•	the occurrence of any event or the satisfaction of any other condition specified by the committee in its sole discretion; or
•	a combination of any of the foregoing.

Each option may, in the discretion of the committee, have different provisions with respect to vesting or exercise of the option. An incentive stock option may be granted only to an individual who is an employee at the time the option is granted. No incentive stock option will be granted to an individual if, at the time the option is granted, such individual owns stock possessing more than 10% of the total combined voting power of all classes of our stock or of our parent or subsidiary corporation, within the meaning of section 422(b)(6) of the Code, unless (1) at the time such option is granted the option price is at least 110% of the fair market value of the common stock subject to the option and (2) such option by its terms is not exercisable after the expiration of five years from the date of grant.

If an option is designated as an incentive stock option in the notice of grant, to the extent that such option (together with all incentive stock options granted to the optionee under the plan and all other of our stock option plans and our parent and subsidiaries) becomes exercisable for the first time during any calendar year for shares having a fair market value greater than $100,000, the portion of each such incentive stock option that exceeds such amount will be treated as a nonstatutory stock option. If the Code is amended to provide for a different limitation from that described in this paragraph, the different limitation will be deemed incorporated in the plan effective as of the date required or permitted by such amendment to the Code. If the option is treated as an incentive stock option in part and as a nonstatutory stock option in part by reason of the limitation described in this paragraph, the optionee may designate which portion of such option the optionee is exercising. In the absence of such designation, the optionee will be deemed to have exercised the incentive stock option portion of the option first. An incentive stock option will not be transferable otherwise than by will or the laws of descent and distribution and will be exercisable during the holder’s lifetime only by such holder or his guardian or legal representative. The price at which a share of common stock may be purchased upon exercise of an incentive stock option will not be less than 100% of the fair market value of a share of common stock on the date such option is granted.

Except with respect to limitations on incentive stock options described above, the price at which a share of common stock may be purchased upon exercise of an option will be determined by the committee, but in no event will the price be less than 100% of the fair market value of a share of common stock on the date such option is granted.

Restricted Stock Awards

Shares of common stock that are the subject of a restricted stock award will be subject to restrictions on disposition by the holder and an obligation of the holder to forfeit and surrender the shares to us under certain circumstances. The forfeiture restrictions will be determined by the committee in its sole discretion, and the committee may provide that the forfeiture restrictions will lapse upon:

•	the attainment of one or more performance goals or targets established by the committee, which are based on:

•	the price of a share of common stock,
•	our earnings per share,
•	our market share,
•	the market share of a business unit designated by the committee,
•	our sales,
•	the sales of a business unit designated by the committee,
•	our net income or the net income of a business unit designated by the committee,
•	our cash flow return on investment or of any business unit designated by the committee,
•	our earnings before or after interest, taxes, depreciation, or amortization or of any business unit designated by the committee,
•	the economic value added, or
•	the return on stockholders’ equity;

•	the holder’s continued employment as an employee with us or continued service as a consultant or director for a specified period of time;
•	the occurrence of any event or the satisfaction of any other condition specified by the committee in its sole discretion; or
•	a combination of any of the foregoing.

Each restricted stock award may, in the discretion of the committee, have different forfeiture restrictions.

The committee may, in its discretion and as of a date determined by the committee, fully vest any or all common stock awarded to a holder pursuant to a restricted stock award, and, upon such vesting, all restrictions applicable to such restricted stock award will lapse as of such date. Any action by the committee pursuant to this Section may vary among individual holders and may vary among the restricted stock awards held by any individual holder. However, from and after the date upon which we become a “publicly held corporation,” the committee may not take any such action with respect to a restricted stock award that has been granted after such date to a “covered employee” (within the meaning of Treasury Regulation section 1.162-27(c)(2)) if such award has been designed to meet the exception for performance-based compensation under section 162(m) of the Code.

The committee will determine the amount and form of any payment for common stock received pursuant to a restricted stock award, provided that, in the absence of such a determination, a holder will not be required to make any payment for common stock received pursuant to a restricted stock award, except to the extent otherwise required by law.

Recapitalization or Reorganization

The existence of the plan and the awards granted under the plan will not affect in any way the right or power of our board of directors or stockholders to make or authorize:

•	any adjustment, recapitalization, reorganization, or other change in our capital structure or business,
•	any merger, share exchange, or consolidation of us or any subsidiary,
•	any issue of debt or equity securities ranking senior to or affecting common stock or the rights of common stock,
•	the dissolution or liquidation of us or of any subsidiary,
•	any sale, lease, exchange, or other disposition of all or any part of our assets or business, or
•	any other corporate act or proceeding.

If we recapitalize, reclassify our capital stock, or otherwise change our capital structure, the number and class of shares of common stock covered by an outstanding option will be adjusted so that the option will thereafter cover the number and class of shares of stock and securities to which the holder would have been entitled pursuant to the terms of the recapitalization if, immediately prior to the recapitalization, the holder had been the holder of record of the number of shares of common stock then covered by such option.

The shares with respect to which options may be granted are shares of common stock as presently constituted, but if, and whenever, prior to the expiration of an option theretofore granted, we effect a subdivision or consolidation of shares of common stock or the payment of a stock dividend on common stock without receipt of consideration by us, the number of shares of common stock with respect to which such option may thereafter be exercised:

•	in the event of an increase in the number of outstanding shares, will be proportionately increased, and the purchase price per share will be proportionately reduced, and
•
in the event of a reduction in the number of outstanding shares, will be proportionately reduced, and the purchase price per share will be proportionately increased, without changing the aggregate purchase price or value as to which outstanding awards remain exercisable or subject to restrictions.

If a “corporate change,” as defined below, occurs, then no later than:

•
10 days after the approval by our stockholders of the corporate change, other than a corporate change resulting from a person or entity acquiring or gaining ownership or control of more than 50% of the outstanding shares of our voting stock, or

•	30 days after a corporate change resulting from a person or entity acquiring or gaining ownership or control of more than 50% of the outstanding shares of our voting stock,

the committee, acting in its sole discretion and without the consent or approval of any holder, will effect one or more of the following alternatives, which may vary among individual holders and which may vary among options held by any individual holder:

•	accelerate the vesting of any options then outstanding;
•
accelerate the time at which some or all of the options then outstanding may be exercised so that such options, or any portion of such options, may be exercised for a limited period of time on or before a specified date, after which specified date all unexercised options and all rights of holders under such options will terminate;

•	require the mandatory surrender to us by selected holders of some or all of the outstanding options held by such holders;
•	make such adjustments to options then outstanding as the committee deems appropriate to reflect such corporate change; or
•
provide that the number and class of shares of common stock covered by an outstanding option will be adjusted so that such option will thereafter cover the number and class of shares of stock or other securities or property to which the holder would have been entitled pursuant to the terms of the agreement of merger, consolidation, or sale of assets or dissolution if, immediately prior to such merger, consolidation, or sale of assets or dissolution, the holder had been the holder of record of the number of shares of common stock then covered by such option.

A “corporate change” means either:

•	we will not be the surviving entity in any merger, share exchange, or consolidation or survive only as a subsidiary of an entity;
•	we sell, lease, or exchange, or agree to sell, lease, or exchange, all or substantially all of our assets to any other person or entity;
•	we are to be dissolved and liquidated;
•
any person or entity, including a “group” as contemplated by Section 13(d)(3) of the Exchange Act, acquires or gains ownership or control of more than 50% of the outstanding shares of our voting stock; or

•
at such time as we become a reporting company under the Exchange Act as a result of or in connection with a contested election of directors, the persons who were directors before such election will cease to constitute a majority of our board of directors.

Amendment and Termination

Our board of directors in its discretion may terminate the plan at any time with respect to any shares of common stock for which awards have not theretofore been granted.

Our board of directors has the right to alter or amend the plan or any part of the plan from time to time; provided that no change in any award theretofore granted may be made that would impair the rights of the holder without the consent of the holder.  However, our board of directors may not, without approval of the stockholders, amend the plan to increase the maximum aggregate number of shares that may be issued under the plan, change the class of individuals eligible to receive awards under the plan, or otherwise modify the plan in a manner that would require shareholder approval under applicable exchange rules.

2011 Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended October 31, 2011, other than a director who also served as an executive officer.

	Fees Earned or
Name and Principal	in Cash	Option Awards	Total
Position	($)(1)	($)(1)(2)	($)

Don Pearce	25,000	14,916	39,916

Elliott Brackett	25,000	14,916	39,916

Steven Ledger (3)	60,000	-	60,000

Joseph J. Harnett (4)	10,972	10,320	21,292

Alan B. Howe (5)	11,805	3,664	15,469

(1)
Beginning in the second quarter of fiscal 2010, Messrs. Pearce, Brackett and Howe receive quarterly payments of $6,250 in cash and $6,250 worth of options, based on the intrinsic value of our common stock on the last day of the quarter.  As of December 1, 2009, Mr. Ledger receives $5,000 per month.

(2)
We granted options to purchase 1,563 shares of common stock on January 31, 2011 to each of Messrs. Pearce, Brackett, and Howe at a grant date fair value of $2.34 per share and an exercise price of $4.00. We granted options to purchase 1,133 shares of common stock on April 29, 2011 to each of Messrs. Pearce, Brackett, and 844 shares to Messr. Hartnett at a grant date fair value of $3.22 per share and an execise price of $5.52.  We granted options to purchase 868 shares of common stock on July 29, 2011 to each of Messrs. Pearce, Brackett, and Hartnett at a grant date fair value of $4.51 per share and an exercise price of $7.20.  We granted options to purchase 1,230 shares of common stock on October 31, 2011 to each of Messrs. Pearce, Brackett, and Hartnett at a grant date fair value of $3.00 per share and an exercise price of $5.08.  All options to the board of directors vest immediately and have a 10 year term from the date of grant.

(3)
We are party to a consulting agreement with Mr. Ledger pursuant to which he provides consulting services with respect to certain of our products. Under the terms of the agreement, Mr. Ledger receives $5,000 per month and reimbursement of expenses.

(4)	Mr. Hartnett was appointed to the board of directors on March 1, 2011.

(5)	Mr. Howe’s term as a director ended on April 20, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our capital stock as of January 25, 2012 by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding capital stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

The following table lists the applicable percentage beneficial ownership based on 11,011,675shares of common stock outstanding as of January 25, 2012.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power or investment power with respect to the securities held.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of January 25, 2012 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Crossroads Systems, Inc., 11000 North Mo-Pac Expressway, Austin, Texas  78759.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent
5% Stockholders
Thomas L. Wallace	1,210,937	(1)	10.8%
Compass Global Fund, LTD	1,171,875	(1)	10.4%
Revelation Capital Management Ltd.	907,230	(2)	7.3%
Strome Investment Management, LP	781,250	(3)	7.0%
James E. Besser	716,276	(4)	6.5%
Thomas B. Akin	684,226	(5)	6.2%
Manchester Management Company, LLC	608,776	(4)	5.5%
Diker Management, LLC	565,271	(6)	5.1%

Executive Officers and Directors
Robert C. Sims	435,152	(7)	3.9%
Brian Bianchi	222,391	(8)	2.0%
David Cerf	191,288	(9)	1.7%
Jennifer Ray Crane	136,831	(10)	1.2%
Bernd R. Krieger	11,875	(11)	*
Don Pearce	73,462	(12)	*
Elliott Brackett	66,040	(13)	*
Joseph J. Hartnett	2,942	(14)	*
Steven Ledger	451,201	(15)	4.1%
All current directors and executive officers as a group (10 persons)	1,591,182	(16)	13.5%

*	Less than 1%.
(1)
According to Schedule 13G filed November 17, 2011.  Consists of  (i) 937,500 shares (the “Fund Shares”) of common stock held by Compass Global Fund, LTD (“Fund”), (ii) warrants to purchase 234,375 shares (together with the Fund Shares, the “Fund Securities”) of common stock of the issuer held by Fund, (iii) 31,250 shares of common stock held by Thomas L. Wallace, and (iv) warrants to purchase 7,812 shares of common stock held by Mr. Wallace.  Fund is a share class of Compass Global Management, LTD.  Mr. Wallace, as a Director and Manager of Compass, shares voting and dispositive power over the shares held by Fund.  Mr. Wallace disclaims beneficial ownership of the Fund Securities (except to the extent of any pecuniary interest therein).  The address for Compass, Fund and Mr. Wallace is 795 Ridge Lake Blvd., Ste. 106, Memphis, Tennessee  38120.

(2)
According to Schedule 13G filed October 11, 2011.  Consists of 907,230 shares of our common stock, of which 164,062 are shares issuable upon the exercise of warrants. Revelation Special Situations Fund Ltd (the “Fund”) and the Fund’s investment manager, Revelation Capital Management Ltd (“Revelation”), share voting and dispositive power over the shares held directly by the Fund. Chris Kuchanny, as a principal of Revelation, shares voting and dispositive power over the shares reported by it. Each of Revelation and Mr. Kuchanny disclaims beneficial ownership of these securities (except to the extent of any pecuniary interest therein). The address for each of the Fund, Revelation and Mr. Kuchanny is Canon’s Court, 22 Victoria Street, Hamilton HM 11, Bermuda.

(3)
According to Schedule 13G filed January 4, 2012.  Consists of (a) 312,500 shares of common stock and 78,125 shares of common stock issuable upon exercise of warrants exercisable within 60 days of August 15, 2011 held by Strome Alpha Fund, LP, a Delaware limited partnership (“Fund”), and (b) 312,500 shares of common stock and 78,125 shares of common stock issuable upon exercise of warrants exercisable within 60 days of August 15, 2011 held by Strome Alpha Offshore LTD, a Cayman Islands limited partnership (“Offshore”).  Strome Investment Management, LP, a California limited partnership (“Management”) has the power to vote and dispose of the shares held by Fund and Offshore.  Craig Bere is the Chief Operating Officer of Management and Mark Strome is the Chairman and Chief Investment Officer of Management. The address for each of Management, Fund and Offshore is 100 Wilshire Blvd., #1750, Santa Monica, California 90401.

(4)
Includes 107,500 shares of our common stock over which Mr. Besser has sole voting and dispositive power and 608,776 shares of our common stock which are beneficially owned by both Mr. Besser and Manchester Management Company, LLC owned by advisory clients of Manchester Management Company, LLC, none of which owns more than 5% of our outstanding common stock.  Mr. Besser is the Managing Member of Manchester Management Company, LLC.  The address for each of Mr. Besser and Manchester Management Company, LLC is c/o Manchester Management Company, LLC, 131 Charles Street, 1st Floor, Boston, Massachusetts  02114.

(5)
According to Schedule 13G filed September 30, 2011.  Mr. Akin and Talkot Fund, L.P. beneficially own 684,226 shares of our common stock.  Of such 684,226 shares of our common stock, Thomas B. Akin directly beneficially owns 278,313 shares of our common stock, and Talkot Fund, L.P. directly beneficially owns 405,913 shares of our common stock.  Mr. Akin is the Managing General Partner of Talkot Fund, L.P.  The address for each of Mr. Akin and Talkot Fund, L.P. is 2400 Bridgeway, Suite 300, Sausalito, California  94965.

(6)
According to Schedule 13G/A, filed February 14, 2011. Diker GP, LLC, a Delaware limited liability company (“Diker GP”) is the beneficial owner of 462,775 shares of common stock as the general partner to the Delaware limited partnership the Diker Value Tech Fund, LP, Diker Value Tech QP Fund, LP, Diker Micro-Value Fund, LP, the Diker Micro-Value QP Fund, LP, Diker Micro & Small Cap Fund LP and Diker M&S Cap Master Ltd (collectively, the “Diker Funds”). Diker Management, LLC, a Delaware limited liability company (“Diker Management”), is the beneficial owner of 565,271 shares of common stock as the investment manager of the Diker Funds, with respect to the shares of common stock held by the Diker Funds. As the sole general partner of the Diker Funds, Diker GP, has the power to vote and dispose of the shares of the common stock owned by the Diker Funds and, accordingly, may be deemed the beneficial owner of such shares. Pursuant to investment advisory agreements, Diker Management serves as the investment manager of the Diker Funds. Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management, and in that capacity direct their operations may be beneficial owners of shares beneficially owned by Diker GP and Diker Management. The address for each of Diker GP, Diker Management, Charles M. Diker and Mark N. Diker is 730 Fifth Avenue, 15th Floor, New York, New York 10019.

(7)	Includes 270,058 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.
(8)	Includes 115,399 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.
(9)	Includes 95,837 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.
(10)	Includes 80,666 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.
(11)	Includes of 10,625 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.
(12)	Includes 33,462 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.
(13)	Includes 53,540 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.
(14)	Consists of 2,942 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.
(15)	Consists of 451,201 shares of common stock held by a partnership of which Mr. Ledger is a partner.
(16)	Includes 662,529 shares of common stock issuable upon exercise of options exercisable within 60 days of January 25, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since November 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described in “Compensation of Named Executive Officers,” and the transactions described or referred to below. The audit committee of our board of directors is responsible for reviewing and approving any related person transactions.

Information regarding director independence is contained in Item 10 of this annual report.

Item 14.	Principal Accountant Fees and Services

Audit Fees

All services rendered by our registered public accounting firm, PMB Helin Donovan, LLP, are pre-approved by the audit committee.  PMB Helin Donovan, LLP has provided or is expected to provide services to us in the following categories and amounts:

	October 31,
	2010	2011
Audit fees(1)	$48,000	$55,000
Audit-related fees (2)	$-	$65,425
Tax fees (3)	$-	$-
All other fees (4)	$2,600	$3,725

(1)      Audit fees – These are fees for professional services performed by PMB Helin Donovan, LLP for the audit of our annual consolidated financial statements and review of interim financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)      Audit-related fees – These are fees for assurance and related services performed by PMB Helin Donovan, LLP that are reasonably related to the performance of the audit or review of our financial statements.  For 2011, this amount primarily includes a review of our registration statement on Form S-1 filings and amendments.

(3)      Tax fees – These are fees for professional services performed by PMB Helin Donovan, LLP with respect to tax compliance, tax advice and tax planning.  This includes preparation or review of original and amended tax returns for us and our consolidated subsidiaries; refund claims; payment planning; tax audit assistance; and tax work stemming from “Audit-Related” items.

(4)      All other fees – These are fees for other permissible work performed by PMB Helin Donovan, LLP that does not meet the above category descriptions.

Pre-Approval Policy

All audit and non-audit services, other than de minimus non-audit services, to be provided to us by our external advisors must be approved in advance by our audit committee.

PART IV

Item 15.	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements.

The response to this portion of Item 15 is submitted as a separate section of this report. See “Index to Financial Statements and Schedules” at page F-1.

2.	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.2	Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2	3/11/11
3.2.1	Amendment No. 1 to Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2.1	3/11/11
3.2.2	Amendment No. 2 to Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2.2	8/9/11
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
4.2	Rights Agreement, dated as of August 21, 2002, between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.	S-1	333-172792	3.1	3/11/11
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.2	Employment Agreement, dated as of October 13, 2003, by and between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.2	3/11/11
10.3	Severance Benefit Plan, dated February 11, 2002, between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.3	3/11/11
10.4	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.5	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.7	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	S-1	333-172792	10.7	3/11/11
10.8.1	Third Amended and Restated Loan and Security Agreement, dated December 31, 2007, between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.1	3/11/11
10.8.2	First Amendment to Loan and Security Agreement, dated February 11, 2008, by and between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.2	3/11/11
10.8.3	Second Amendment to Loan and Security Agreement, dated January 8, 2009, by and between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.3	3/11/11
10.8.4	Third Amendment to Loan and Security Agreement, dated July 29, 2009, by and between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.4	3/11/11
10.8.5	Fourth Amendment to Loan and Security Agreement, dated January 14, 2010, by and between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.5	3/11/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8.6	Fifth Amendment to Loan and Security Agreement, dated December 29, 2010, by and between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.6	3/11/11
10.8.7	Sixth Amendment to Third Amended and Restated Loan and Security Agreement, dated November 9, 2011, by and between Silicon Valley Bank and Crossroads Systems, Inc.	8-K	001-15331	10.1	1/25/12
10.9	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.10	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.11†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.12.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.12.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
21.1	List of Subsidiaries					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Schema Linkbase Document					X
101.CAL*	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Labels Linkbase Document					X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document					X

†  Confidential materials deleted and filed separately with the Securities and Exchange Commission.

*  In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

By:	/s/ Robert C. Sims
Robert C. Sims
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Ledger	Director and Chairman of the Board of Directors	January 27, 2012
(Steven Ledger)

/s/ Robert C. Sims	President, Chief Executive Officer and Director	January 27, 2012
(Robert C. Sims)	(Principal Executive Officer)

/s/ Jennifer Ray Crane	Chief Financial Officer	January 27, 2012
(Jennifer Ray Crane)	(Principal Accounting Officer)

/s/ Elliott Brackett	Director	January 27, 2012
(Elliott Brackett)

/s/ Joseph J. Hartnett	Director	January 27, 2012
(Joseph J. Hartnett)

/s/ Don Pearce	Director	January 27, 2012
(Don Pearce)

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Crossroads Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crossroads Systems, Inc. and subsidiaries (the Company) as of October 31, 2010 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2010 and 2011, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein when considered in relation to the basic consolidated financial statements.

/s/ PMB HELIN DONOVAN, LLP

Austin, Texas
January 25, 2012

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,	October 31,
	2010	2011
ASSETS

Current assets:
Cash and cash equivalents	$13,811	$7,336
Short-term investments	-	3,385

Total cash, cash equivalents and short-term investments	13,811	10,721

Accounts receivable, net of allowance for doubtful accounts of $19 and $71, respectively	5,607	2,659
Inventories	93	188
Prepaid expenses and other current assets	293	297

Total current assets	19,804	13,865

Property and equipment, net	575	1,320
Intangible assets, net	739	110
Other assets	60	56

Total assets	$21,178	$15,351

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$990	$2,228
Accrued expenses	2,271	2,156
Deferred revenue	1,517	1,009
Line of credit	1,973	1,973

Total current liabilities	6,751	7,366

Long term deferred revenue	103	126

Commitments and contingencies (See Note 8)	-	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,736,941 and 10,923,543 shares issued and outstanding, respectively	11	11
Additional paid-in capital	198,729	199,750
Accumulated other comprehensive loss	(49)	(40)
Accumulated deficit	(184,367)	(191,862)

Total stockholders' equity	14,324	7,859

Total liabilities and stockholders' equity	$21,178	$15,351

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended
	October 31,
	2010	2011
Revenue:
Product	$4,243	$4,441
IP license, royalty and other	12,125	10,546

Total revenue	16,368	14,987

Cost of revenue:
Product	422	357
IP license, royalty and other	2,070	2,308

Total cost of revenue	2,492	2,665

Gross profit	13,876	12,322

Operating expenses:
Sales and marketing	5,270	5,218
Research and development	8,907	10,702
General and administrative	2,623	3,158
Amortization of intangible assets	1,248	629

Total operating expenses	18,048	19,707

Loss from operations	(4,172)	(7,385)

Interest expense	(110)	(104)
Other expense	(4)	(6)

Net loss	$(4,286)	$(7,495)

Basic and diluted net loss per share	$(0.56)	$(0.69)

Basic and diluted average common shares outstanding	7,586,403	10,820,028

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 31, 2009	7,309,008	7	188,791	(180,081)	(38)	8,679

Issuance of common stock	3,125,000	3	9,175	-	-	9,178
Stock-based compensation	302,933	1	763	-	-	764
Foreign currency translation adjustment	-	-	-	-	(11)	(11)
Net loss	-	-	-	(4,286)	-	(4,286)

Balance at October 31, 2010	10,736,941	$11	$198,729	$(184,367)	$(49)	$14,324

Issuance of common stock	100,550	-	144	-	-	144
Stock-based compensation	86,052	-	877	-	-	877
Foreign currency translation adjustment	-	-	-	-	9	9
Net loss	-	-	-	(7,495)	-	(7,495)

Balance at October 31, 2011	10,923,543	$11	$199,750	$(191,862)	$(40)	$7,859

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	October 31,
	2010	2011

Cash flows from operating activities:
Net loss	$(4,286)	$(7,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	553	537
Amortization of intangible assets	1,248	629
Loss on disposal of fixed assets	-	8
Stock-based compensation	764	877
Provision for doubtful accounts receivable	(16)	52
Provision for excess and obsolete inventory	20	8
Changes in assets and liabilities:
Accounts receivable	(468)	2,895
Inventories	(2)	(103)
Prepaids and other current assets	128	(4)
Accounts payable	126	1,314
Accrued expenses	425	(114)
Deferred revenue	1,329	(485)
Net cash used in operating activities	(179)	(1,881)
Cash flows from investing activities:
Purchase of property and equipment	(320)	(1,290)
Purchase of held-to-maturity investments	-	(6,669)
Maturity of held-to-maturity investments	-	3,284
Net cash used in investing activities	(320)	(4,675)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	9,178	144
Net cash provided by financing activities	9,178	144

Effect of exchange rate on cash	(165)	(63)
Net increase (decrease) in cash and cash equivalents	8,514	(6,475)
Cash and cash equivalents, beginning of period	5,297	13,811
Cash and cash equivalents, end of period	$13,811	$7,336

Supplemental disclosure of cash flow information:

Cash paid for interest	$90	$86

Cash paid for taxes	$41	$32

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. and its wholly-owned subsidiaries (“Crossroads” or the “Company”).  Headquartered in Austin, Texas, Crossroads Systems, a Delaware corporation, is a global leading provider of solutions to connect, protect, and secure business-critical data for enterprise storage and the cloud computing marketplace.  The Company’s solutions are based on patented core routing messaging interface, or RMI, technology.  The Company offers innovative, cost effective products and solutions that are built on superior quality, reliability and performance that allow customers to protect and manage their corporate data assets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase.  While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits.  As of October 31, 2011, total uninsured deposits were $7.0 million.  The Company has not experienced any losses in such accounts.

Short-term Investments

Short-term investments consist of primarily corporate and government agency debt securities.  The maturity dates of these debt securities is greater than three months, but do not exceed one year from the date of purchase.  The Company classifies its investments in debt securities held-to-maturity securities and carries them at amortized cost, which approximates fair value due to the short period of time to maturity.  As of October 31, 2011, the Company held $2,683,000 of corporate bonds, and $702,000 of government agency debt securities.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts.  The Company evaluates the adequacy of its allowance on a regular basis by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.  The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve.  This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measurements, a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 – Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of October 31, 2010 and 2011, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximates book value due to the short maturity of these instruments.

At October 31, 2011, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis. The estimated fair value of the Company's line of credit approximates the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of October 31, 2011.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using standard cost, which approximates the first-in, first-out method.  Adjustments to reduce the carrying value of inventories to their net realizable value are made for estimated excess, obsolete or impaired balances.  These adjustments are measured as the excess of the cost of the inventory over its market value based upon assumptions about future demand and charged to cost of sales.  At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of the original cost basis or increases in the newly established cost basis.

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation.  Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets (Note 4).  Expenditures for repairs and maintenance are charged to expense when incurred; major replacements and betterments are capitalized at cost.  Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the remaining life of the lease.  Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Intangible Assets

Intangible assets are originally recorded at their fair values at the date of acquisition. Indefinite-lived intangible assets are not amortized, but are tested annually for impairment, or more frequently if impairment indicators occur. Definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.

Impairment of Long-lived Assets

The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. The Company considers historical performance and future estimated results in its evaluation of impairment.

The Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments.  Because the Company operates as a single reporting unit, the Company is considered as a whole when evaluating long-lived assets for impairment.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impairment test for intangible assets requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results.

Revenue Recognition

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

IP License Revenue

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in specific products they offer. The timing and amount of revenue recognized from IP license agreements depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patents in the customer’s past shipments, patent licensing royalties on covered products sold going forward, cross-licensing terms between the Company and other parties, and settlement of patent litigation. Through October 31, 2011, no amounts have been allocated to the cross-licensing or the settlement of patent litigation elements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consideration for Past Sales:  Consideration related to a customer’s product sales from prior periods results from a negotiated agreement with a customer that utilized the Company’s patented technologies prior to signing an IP license agreement with the Company. The Company negotiates an amount with the customer based on a report provided by the customer detailing their past shipments utilizing the Company’s patented technology. The Company may use publicly filed financial statements, research reports and other sources to determine the reasonableness of this shipment report. To determine the amount of consideration owed to the Company, the amount of past shipments is then multiplied by a standard royalty rate historically received by the Company in similar arrangements. The consideration is recorded as revenue when a signed agreement has been obtained, a determinable price has been identified based on past shipments, and payment is determined to be collectable and reasonably assured.

Recurring Royalty Payments:  These are royalty payments covering a customer’s obligations to pay royalties relating to its sales of covered products shipped in the current reporting period. The rate used for recurring royalty payments is the same as that used to determine the consideration for past shipments. Customers that owe the Company recurring royalty payments are obligated to provide quarterly royalty reports that summarize their sales of covered products and their related royalty obligations. These royalty reports are typically received subsequent to the period in which the customers’ underlying sales occurred. Upon initially signing an agreement, the Company recognizes revenue during the period in which the royalty report and payment are received. Once history has been established with a customer, the Company estimates revenue based on prior quarterly royalty reports received. When the actual results are received, the recorded revenue is adjusted to actual results, if necessary. To date, such adjustments have not been material.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty Reserve

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

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The Company has provided a full valuation allowance against itsdeferred tax assets because the realization of the related tax benefits is not considered more likely than not.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statement of operations (Note 12).

Computation of Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period.  Basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while earnings per share, assuming dilution, includes such dilutive effects.  Future weighted-average shares outstanding calculations will be impacted by the following factors, among others:  (i) the ongoing issuance of common stock associated with stock option and warrant exercises; (ii) any fluctuations in the Company’s stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iii) the issuance of common stock to effect business combinations should the Company enter into such transactions.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented.  The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 2,957,010 and 3,228,318 for the years ended October 31, 2010 and 2011, respectively.  The dilutive common stock equivalents for the year ended October 31, 2011 include warrants to purchase 1,011,845 shares of common stock, issued in 2011 (Note 10).

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs for the years ended October 31, 2010 and 2011 were approximately $24,000 and $32,000, respectively.

Research and Development Costs

Expenditures relating to the development of new products are expensed as incurred.  These costs include expenditures for employee compensation, materials used in the development effort, other internal costs, as well as expenditures for third party professional services.  Software development costs required to be capitalized have not been material to date.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model, which requires a number of assumptions to determine the model inputs. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, the fair value of share-based awards to non-employees are expensed over the period in which the related services are rendered. All share-based awards are expected to be fulfilled with new shares of common stock.

Foreign Currency Translation

The Company's wholly-owned subsidiary outside the United States (“U.S.”), Crossroads Europe, GmbH, has a functional currency other than the U.S. dollar. Accordingly, all balance sheet accounts of this subsidiary are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of this subsidiary’s financial statements are recorded directly as a separate component of stockholders' equity and represent all of the balance under the caption "Accumulated other comprehensive loss."

Net loss recorded by Crossroads Europe, GmbH, and reported in Consolidated Operations during fiscal year 2010 was $0.7 million, and net income of $0.1 million was reported for fiscal year 2011.  Assets of Crossroads Europe, GmbH account for approximately 1% and 2% of the consolidated net assets for fiscal years 2010 and 2011, respectively.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures or change a particular principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a material impact on its financial position or results of operations.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 modifies how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and the total comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes of stockholder’s equity. The revised financial statement presentation for comprehensive income will be effective for the Company for annual periods beginning after December 15, 2011.  The Company anticipates adopting ASU 2011-05 beginning November 1, 2012.  The Company does not anticipate that these changes will have a significant impact on its consolidated financial statements and disclosures.

3.	INVENTORY

Inventory, net consists of the following (in thousands):

	October 31,
	2010	2011

Raw materials	$80	$170
Finished goods	13	18
	$93	$188

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,
		2010	2011
	Life (years)
Equipment	1-3	$18,269	$19,099
Furniture and fixtures	5	706	687
Leasehold improvements		511	553
		19,486	20,339
Less: Accumulated depreciation		(18,911)	(19,019)
		$575	$1,320

Depreciation expense was approximately $553,000 and $537,000 for fiscal years 2010 and 2011, respectively.

5.	INTANGIBLE ASSETS

In 2006, Crossroads acquired Tape Laboratories, Inc, resulting in an intangible asset, purchased technology, in the amount of $5.7 million.  In 2007, Crossroads acquired Grau Data Storage, AG, resulting in an intangible asset, purchased technology, in the amount of $0.7 million.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents details of intangible assets acquired (in thousands, except number of years):

	Amortization	October 31,
	Period (Years)	2010	2011
Intangible assets:
Technology	5	$6,407	$6,407
Accumulated amortization		(5,668)	(6,297)

Net carrying value		$739	$110

Amortization expense was approximately $1,248,000 and $629,000 for fiscal years 2010 and 2011, respectively.  As of October 31, 2011, amortization for existing intangible assets is expected to be $110,000 for the year ended October 31, 2012.  Such assets will be fully amortized at October 31, 2012.

6.	ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,
	2010	2011

Professional services	$596	$271
Payroll related	1,368	1,475
Warranty reserve	30	22
Other	277	388
	$2,271	$2,156

Included in payroll related accrued expenses as of October 31, 2010 was $335,000 related to bonus compensation which was subsequently settled in December 2010 with 83,360 shares of common stock.  Included in payroll related accrued expenses as of October 31, 2011 was $407,000 related to bonus compensation which was subsequently settled in January 2012 with 83,959 shares of common stock.

Warranty reserve activity, included in accrued expenses, during the years ended October 31, 2010 and 2011 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Year ended October 31, 2010
Warranty reserve	$18	$12	$-	$30

Year ended October 31, 2011
Warranty reserve	$30	$9	$(17)	$22

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short Term Deferred revenue consists of the following (in thousands):

	October 31,
	2010	2011

Product	$1,345	$558
Services	165	449
Other	7	2
	$1,517	$1,009

Long term deferred revenue was $103,000 and $126,000 for the fiscal years 2010 and 2011, respectively.  Long term deferred revenue is deferred service revenue, relating to support contracts to be recognized beyond 1 year.

7.	CONCENTRATIONS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company’s sales are primarily concentrated in the United States and are primarily derived from sales to Original Equipment Manufacturers (“OEMs”) in the computer storage and server industry.  Revenue is concentrated with several major customers.  The loss of a major customer, a change of suppliers or a significant technological change in the industry could adversely affect operating results.  The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses and product sales returns.  The Company has not experienced material credit losses in any of the periods presented.

The Company relies on a limited number of suppliers for its products.  The inability of any supplier to fulfill supply requirements could materially impact future operating results.

The percentage of sales to significant customers was as follows:

	October 31,
	2010	2011

Customer A	49.1%	71.3%
Customer B	15.4%	0.0%
Customer C	10.5%	0.0%

The percentage of accounts receivable, net from significant customers was as follows:

	October 31,
	2010	2011

Customer A	7.5%	15.9%
Customer B	44.6%	0.0%
Customer D	0.0%	27.4%
Customer E	0.0%	19.8%

The level of sales to any customer may vary from quarter to quarter.  However, the Company expects that significant customer concentration will continue for the foreseeable future.  The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	LINE OF CREDIT

The Company has a line of credit with its bank.  The committed revolving line provides for an advance of up to $4.0 million with a borrowing base of 80% of eligible accounts receivable.  Interest accrues monthly at a rate of Prime Rate, plus a margin of 0.25%.  The Company is required to satisfy certain financial and reporting covenants in conjunction with the line of credit.  The line of credit will mature on December 28, 2012.  As of October 31, 2010 and 2011, there was $1.97 million drawn and outstanding on the line of credit, and the Company is in compliance with all covenants.  The line of credit is secured by the company’s assets.

Interest expense was approximately $90,000 and $86,000 for the years ended October 31, 2010 and 2011, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through July 12, 2016.  Rental expense under these agreements was approximately $516,000 and $480,000 for the years ended October 31, 2010 and 2011, respectively.  Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas.  The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015.  The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of $364,000 per year through the lease term.

In conjunction with entering into the lease agreement, Crossroads signed an unconditional, irrevocable letter of credit with a bank for $420,000, which is secured by accounts receivable, in conjunction with the Company’s $4.0 million line of credit (Note 8).

The minimum annual future payments under the terms of these leases and other commitments at October 31, 2011 are as follows (in thousands):

Operating
Fiscal Year	Leases

2012	$411
2013	410
2014	416
2015	135
2016	5
Thereafter	-

$1,377

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit against 3Par, Inc., American Megatrends, Inc., Rorke Data, Inc., D-Link Systems, Inc., Chelsio Communications, Inc., DataCore Software Corporation, and IStor Networks, Inc.  in a lawsuit styled Crossroads Systems, Inc. v. 3Par, Inc. et al, Civil Action No. 1:10-CV-652-SS (W.D. Tex – Austin Division)  alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147.  With the exception of Rorke Data, Inc., all of the defendants have settled.  The Markman Order construing the claims of has been entered by the Court.  The lawsuit is proceeding against Rorke Data, Inc.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	STOCKHOLDERS’ EQUITY

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

11.	STOCK OPTIONS AND STOCK BASED COMPENSATION

Crossroads Systems, Inc. has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

The Company’s 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) was succeeded by the 2010 Stock Incentive Plan (the “2010 Plan”).  As of October 31, 2011, options to purchase 1,209,554 shares of common stock were outstanding, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 2,750,000 shares of Crossroads common stock may be awarded. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.  During the year ended October 31, 2011, options to purchase 533,388 shares of common stock were granted from the 2010 plan, and options to purchase 1,006,919 shares of common stock were outstanding as of October 31, 2011.

As of October 31, 2011, options to purchase an aggregate of 2,216,473 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,259,480 were vested. Under the 2010 Plan, 1,722,153 shares of common stock were available for future grants as of October 31, 2011.  The shares of common stock reserved for future grant are reduced by 19,552 options previously exercised under the 2010 Plan.  The exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four year period (vesting 25% after 1 year, the remaining 75% vesting quarterly thereafter) and expire after ten years.  Stock option exercises are fulfilled with new shares of common stock.

The Company realized share-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	October 31,
	2010	2011

Cost of revenue	$18	$23
Sales and marketing	128	212
Research and development	218	302
General and administrative	400	340
Total stock-based compensation	$764	$877

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

	October 31,
	2010	2011

Expected dividend yield	0%	0%
Expected volatility	63 - 68%	69 - 70%
Risk-free interest rate	1.2 - 2.6%	0.9 - 2.3%
Expected term (years)	6.1	6.1

The following table summarizes information about stock option activity for the years ended October 31, 2010 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)

Outstanding at October 31, 2009	1,570,872	$4.74	5.68	$-
Granted	522,645	$1.63
Forfeited	(210,719)	$5.87
Exercised	-	$-

Outstanding at October 31, 2010	1,882,798	$3.75	6.60	$3.4
Granted	533,388	$4.74
Forfeited	(142,068)	$5.98
Exercised	(57,645)	$1.64

Outstanding and expected to vest at October 31, 2011	2,216,473	$3.90	6.63	$3.5

Exercisable at October 31, 2011	1,259,480	$4.47	4.70	$1.7

The weighted average fair value per option granted during the years ended October 31, 2010 and 2011 was $1.00 and $3.74 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the year ended October 31, 2010 and 2011 was $0 and $192,000, respectively. During the year ended October 31, 2010 and 2011, the amount of cash received from the exercise of stock options was $0 and $94,000 respectively.

The Company granted 7,500 options to non-employees during the year ended October 31, 2010 and no options to non-employees in the year ended October 31, 2011.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At October 31, 2011, there was approximately $1,884,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.63 years. There were 348,561 and 323,033 options that became vested during the year ended October 31, 2010 and 2011, respectively, with the total fair value of these awards of approximately $563,000 and $476,000 respectively.

The following table shows information about outstanding stock options at October 31, 2011:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.64	$1.48	155,906	7.68	$0.75	87,660	$0.76
$1.56	$1.56	462,845	8.82	$1.56	112,175	$1.56
$1.76	$3.40	236,903	5.82	$2.24	198,639	$2.32
$3.52	$4.48	344,975	5.52	$4.01	298,437	$4.05
$4.52	$4.60	122,028	3.92	$4.56	113,103	$4.56
$4.75	$4.75	262,500	9.96	$4.75	-	$0.00
$4.76	$5.08	243,450	8.78	$4.86	72,550	$4.96
$5.28	$6.20	237,203	2.27	$5.80	235,303	$5.80
$6.84	$22.28	150,663	2.44	$10.18	141,613	$10.39

$0.64	$22.28	2,216,473	6.63	$3.90	1,259,480	$4.47

12.	INCOME TAXES

There was no recorded income tax benefit related to the losses of fiscal years 2010 or 2011 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carryforwards.  The provision for income taxes due to continuing operations differs from the amount computed by applying the federal statutory rate of 35% to the loss before income taxes as follows (in thousands):

	October 31,
	2010	2011
Federal tax benefit at statutory rate	$(1,500)	$(2,623)
State income tax, net of federal tax benefit	(12)	(86)
Effect of foreign operations	47	(5)
Research and experimentation credit	(264)	(645)
Stock based compensation	921	293
Permanent differences and other	12	8
Loss on impairment of assets	-	-
Change in valuation allowance	796	3,058
Tax benefit	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred taxes at October 31, 2010 and 2011 are as follows(in thousands):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	October 31,
	2010	2011
Deferred Tax Assets:
Net operating losses	$36,538	$38,935
Research and experimentation credits	3,996	4,641
Inventory and other reserves	2,215	2,785
Basis of property and equipment	345	95
Deferred stock compensation	1,255	951
Deferred tax asset	44,349	47,407

Deferred Tax Liabilities:
Basis of property and equipment	-	-
Deferred tax liabilities	-	-

Valuation allowance	(44,349)	(47,407)
Net deferred tax asset	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  At the end of the fiscal years ended October 31, 2010 and 2011, a full valuation allowance has been provided due to uncertainties regarding the future realization of the net deferred tax assets.

The Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $97.4 million and $104.0 million for the fiscal years ended October 31, 2010 and 2011, respectively.   The Company had federal research and experimentation credits available to reduce future tax of approximately $4.0 million and $4.6 million for the fiscal years ended October 31, 2010, and 2011, respectively.  The valuation allowance increased by approximately $0.8 million and $3.1 million during the fiscal years ended October 31, 2010, and 2011 respectively, primarily as a result in the changes in the net operating losses. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred stock compensation expense.   The Company also had foreign net operating loss carryforwards available to reduce future foreign income of approximately $4.2 million and $4.2 million for fiscal years ended October 31, 2010 and 2011, respectively.

The federal net operating loss carryforwards and research and experimentation credit carryforwards expire from 2011 to 2030, if not utilized prior to that time.  Utilization of the federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986.  Any annual limitation may result in the expiration of net operating losses and research and experimentation credits before utilization.

The Company does not foresee any recognition of any unrecognized tax benefits during the next twelve months.  The major jurisdictions in which the Company files income tax returns include the U.S. and Germany.The Company’s income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities.  As of October 31, 2011, the earliest year that the Company was subject to examination in these jurisdictions was 2007.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense, if any.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.  All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.  The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.  In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan.  The Company made matching contributions $0 and $189,000 during the years ended October 31, 2010 and 2011, respectively.

14.	STOCKHOLDER RIGHTS PLAN

On August 21, 2002, the Company’s board of directors approved, adopted and entered into a Stockholder Rights Plan (“Rights Plan”).  Under the Rights Plan, the Company declared and paid a dividend of one right for each share of common stock held by stockholders of record as of the close of business on September 3, 2002 (the “Rights”).  Each Right allows its holder to purchase one share of the Company’s preferred stock at $12 per share.  The Rights are not exercisable unless a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 20% or more of the Company’s common stock.  The Company has the right to redeem each Right for $0.01 per Right, and the Rights expire on September 3, 2012.

15.	SUBSEQUENT EVENT

On November 9, 2011, the Company entered into a term loan agreement with its bank.  The loan is available in $0.5 million dollar draws, with a maximum drawn balance of $3.0 million.  Each individual draw is to be repaid in equal monthly payments over 36 months, fully amortized, bearing an interest rate of Prime Rate, plus a margin of 2.0%.  The Company is required to satisfy certain financial and reporting covenants in conjunction with the term loan.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended October 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$34	$3	$(18)	$19
Year ended October 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$19	$61	$(9)	$71

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.2	Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2	3/11/11
3.2.1	Amendment No. 1 to Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2.1	3/11/11
3.2.2	Amendment No. 2 to Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2.2	8/9/11
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
4.2	Rights Agreement, dated as of August 21, 2002, between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.	S-1	333-172792	3.1	3/11/11
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.2	Employment Agreement, dated as of October 13, 2003, by and between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.2	3/11/11
10.3	Severance Benefit Plan, dated February 11, 2002, between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.3	3/11/11
10.4	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.5	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.7	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	S-1	333-172792	10.7	3/11/11
10.8.1	Third Amended and Restated Loan and Security Agreement, dated December 31, 2007, between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.1	3/11/11
10.8.2	First Amendment to Loan and Security Agreement, dated February 11, 2008, by and between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.2	3/11/11
10.8.3	Second Amendment to Loan and Security Agreement, dated January 8, 2009, by and between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.3	3/11/11
10.8.4	Third Amendment to Loan and Security Agreement, dated July 29, 2009, by and between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.4	3/11/11
10.8.5	Fourth Amendment to Loan and Security Agreement, dated January 14, 2010, by and between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.5	3/11/11
10.8.6	Fifth Amendment to Loan and Security Agreement, dated December 29, 2010, by and between Silicon Valley Bank and Crossroads Systems, Inc.	S-1	333-172792	10.8.6	3/11/11
10.8.7	Sixth Amendment to Third Amended and Restated Loan and Security Agreement, dated November 9, 2011, by and between Silicon Valley Bank and Crossroads Systems, Inc.	8-K	001-15331	10.1	1/25/12
10.9	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.10	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.11†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11

1

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.12.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
21.1	List of Subsidiaries					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Schema Linkbase Document					X
101.CAL*	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Labels Linkbase Document					X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document					X

†  Confidential materials deleted and filed separately with the Securities and Exchange Commission.

*  In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

2