Form 10-Q
period 2012-01-31
CROSSROADS SYSTEMS INC
filed 2012-03-14
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2012

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

☐ Yes ☒ No

As of March 13, 2012 Registrant had outstanding 11,047,041 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JANUARY 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	January 31,
	2011	2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,336	$7,227
Short-term investments	3,385	1,992
Total cash, cash equivalents and short-term investments	10,721	9,219

Accounts receivable, net of allowance for doubtful accounts of $71 and $104, respectively	2,659	2,943
Inventories	188	350
Prepaid expenses and other current assets	297	272

Total current assets	13,865	12,784

Property and equipment, net	1,320	1,274
Intangible assets, net	110	63
Other assets	56	34

Total assets	$15,351	$14,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,228	$821
Accrued expenses	2,156	1,675
Deferred revenue	1,009	1,528
Current portion of long term debt	1,973	2,597
Total current liabilities	7,366	6,621

Long term liabilities	126	1,629
Commitments and contingencies (See Note 8)	-	-
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,923,543 and 11,019,487 shares issued and outstanding, respectively	11	11
Additional paid-in capital	199,750	200,547
Accumulated other comprehensive loss	(40)	(42)
Accumulated deficit	(191,862)	(194,611)
Total stockholders' equity	7,859	5,905
Total liabilities and stockholders' equity	$15,351	$14,155

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	January 31,
	2011	2012
Revenue:
Product	$1,309	$1,112
IP license, royalty and other	2,292	1,467

Total revenue	3,601	2,579

Cost of revenue:
Product	105	81
IP license, royalty and other	398	236

Total cost of revenue	503	317

Gross profit	3,098	2,262

Operating expenses:
Sales and marketing	1,215	1,409
Research and development	2,117	2,757
General and administrative	647	762
Amortization of intangible assets	312	47

Total operating expenses	4,291	4,975

Loss from operations	(1,193)	(2,713)

Interest expense	(31)	(50)
Other (expense) income	(7)	14

Net loss	$(1,231)	$(2,749)

Basic and diluted net loss per share	$(0.12)	$(0.25)

Basic and diluted average common shares outstanding	10,668,733	10,974,049

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	January 31,
	2011	2012
Cash flows from operating activities:
Net loss	$(1,231)	$(2,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	100	161
Amortization of intangible assets	312	47
Loss (gain) on disposal of fixed assets	6	(15)
Stock-based compensation	82	763
Provision for doubtful accounts receivable	-	33
Changes in assets and liabilities:
Accounts receivable	2,651	(304)
Inventories	(74)	(162)
Prepaid expenses and other current assets	66	26
Accounts payable	(224)	(1,237)
Accrued expenses	(297)	(468)
Deferred revenue	(266)	665
Net cash provided by (used in) operating activities	1,125	(3,240)
Cash flows from investing activities:
Purchase of property and equipment	(142)	(119)
Purchase of held-to-maturity investments	-	(185)
Maturity of held-to-maturity investments	-	1,578
Net cash (used in) provided by investing activities	(142)	1,274
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	1	34
Proceeds from borrowing on term loan	-	2,000
Net cash provided by financing activities	1	2,034

Effect of exchange rate on cash	(92)	(177)
Net increase (decrease) in cash and cash equivalents	892	(109)
Cash and cash equivalents, beginning of period	13,811	7,336
Cash and cash equivalents, end of period	$14,703	$7,227

Supplemental disclosure of cash flow information:

Cash paid for interest	$30	$22

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Crossroads Systems, Inc. (“Crossroads”) and its subsidiaries (collectively with Crossroads, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2011 Annual Report on Form 10-K filed on January 27, 2012 (“2011 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2011 and January 31, 2012, the results of its operations for the three month periods ended January 31, 2011 and 2012, and its cash flows for the three month periods ended January 31, 2011 and 2012.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending October 31, 2012.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures or change a particular principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220) (“ASU 2011-05”). ASU 2011-05 modifies how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and the total comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The revised financial statement presentation for comprehensive income will be effective for the Company for annual periods beginning after December 15, 2011. The Company anticipates adopting ASU 2011-05 beginning November 1, 2012. The Company does not anticipate that these changes will have a material impact on its consolidated financial statements or disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on its consolidated financial statements or disclosures.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	FAIR VALUE MEASUREMENTS

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

As of October 31, 2011 and January 31, 2012, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. As of October 31, 2011, the Company held $2,240,000 in money market funds, $2,683,000 of commercial paper, and $702,000 of fixed income government agency debt securities. As of January 31, 2012, the Company held $3,630,000 in money market funds, $1,641,000 of commercial paper, and $351,000 of fixed income government agency debt securities. These instruments are classified as Level 1 of the fair value hierarchy, as fair value for these instruments is determined using observable, quoted prices for identical assets in active markets.

At January 31, 2012, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis. The estimated fair value of the Company's line of credit approximates the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of January 31, 2012.

3.	INVENTORY

Inventory, net consists of the following (in thousands):

	October 31,	January 31,
	2011	2012
		(Unaudited)

Raw materials	$170	$255
Finished goods	18	95
	$188	$350

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		October 31,	January 31,
		2011	2012
	Life (years)		(Unaudited)
Equipment	1-3	$19,099	$19,176
Furniture and fixtures	5	687	686
Leasehold improvements		553	562
		20,339	20,424
Less: Accumulated depreciation and amortization		(19,019)	(19,150)
		$1,320	$1,274

Depreciation expense was approximately $100,000 and $161,000 for the three months ended January 31, 2011 and 2012, respectively.

5.	INTANGIBLE ASSETS

In 2006, the Company acquired Tape Laboratories, Inc, resulting in an intangible asset, purchased technology, in the amount of $5.7 million. In 2007, the Company acquired Grau Data Storage, AG, resulting in an intangible asset, purchased technology, in the amount of $0.7 million.

The following table presents details of intangible assets acquired (in thousands, except number of years):

	Amortization	October 31,	January 31,
	Period (Years)	2011	2012
			(Unaudited)
Intangible assets:
Technology	5	$6,407	$6,407
Accumulated amortization		(6,297)	(6,344)

Net carrying value		$110	$63

Amortization expense was approximately $312,000 and $47,000 for the three months ended January 31, 2011 and 2012, respectively. Such assets will be fully amortized at October 31, 2012.

6.	ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	January 31,
	2011	2012
		(Unaudited)

Payroll related	$1,475	$1,001
Customer deposits	-	259
Professional services	271	111
Warranty reserve	22	17
Other	388	287
	$2,156	$1,675

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in payroll related accrued expenses as of October 31, 2011 was $407,000 related to bonus compensation which was subsequently settled in January 2012 with 83,959 shares of common stock. The stock grants were valued using the intrinsic value, which is the amount by which the stock price exceeded the exercise price of the shares on the date of grant. These stock grants, having no exercise price, were effectively valued at the full share price on the date of the grant.

Warranty reserve activity during the year ended October 31, 2011 and three months ended January 31, 2012 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period
Year ended October 31, 2011
Warranty reserve	$30	$9	$(17)	$22

Three months ended January 31, 2012 (unaudited)
Warranty reserve	$22	$2	$(7)	$17

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	January 31,
	2011	2012
		(Unaudited)

Product	$560	$949
Services	449	579
	$1,009	$1,528

7. LINE OF CREDIT AND LONG TERM LIABILITIES

The Company has a line of credit with its bank. The committed revolving line provides for an advance of up to $4.0 million with a borrowing base of 80% of eligible accounts receivable. Interest accrues monthly at a rate of prime rate, plus a margin of 0.25%. A portion of the borrowing capacity on this instrument is reserved for an irrevocable letter of credit (Note 8). The Company is required to satisfy certain financial and reporting covenants in conjunction with the line of credit. The line of credit will mature on December 28, 2012. At the November, 2011 measurement date, the Company was in default of the tangible net worth covenant relating to the line of credit. The lender waived the default, and the parties modified the loan covenants. As of January 31, 2012, there was $1.97 million drawn and outstanding on the line of credit, and the Company was in compliance with the modified covenants.

On November 9, 2011, the Company entered into a term loan agreement with its bank.  The loan is available in draws of $0.5 million, with a maximum drawn balance of $3.0 million.  Each individual draw is to be repaid in equal monthly payments over 36 months, fully amortized, bearing an interest rate of Prime Rate, plus a margin of 2.5%.  The Company is required to satisfy certain financial and reporting covenants in conjunction with the term loan. As of January 31, 2012, there was $2.0 million drawn and outstanding on the term loan, and the Company was in compliance with all modified covenants.

Long term debt and current portion of long term debt consists of the following (in thousands):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	October 31,	January 31,
	2011	2012
		(Unaudited)
Current portion of long term debt:
Line of credit	$1,973	$1,973
Current portion of term loan	-	624
	$1,973	$2,597
Long term liabilities:
Long term deferred revenue	$126	$253
Long term portion of term loan	-	1,376
	$126	$1,629

Interest expense was approximately $30,000 and $22,000 for the three months ended January 31, 2011 and 2012, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through February 28, 2015. Rental expense under these agreements was approximately $140,000 and $122,000 for the three months ended January 31, 2011 and 2012, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of $371,000 per year through the remaining lease term.

In conjunction with entering into the lease agreement, Crossroads signed an unconditional, irrevocable letter of credit with a bank for $420,000, which is secured by accounts receivable, in conjunction with the Company’s $4.0 million line of credit (Note 7).

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit in September of 2010, against 3Par, Inc., American Megatrends, Inc., Rorke Data, Inc., D-Link Systems, Inc., Chelsio Communications, Inc., DataCore Software Corporation, and IStor Networks, Inc. in a lawsuit styled Crossroads Systems, Inc. v. 3Par, Inc. et al, Civil Action No. 1:10-CV-652-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147.  With the exception of Rorke Data, Inc., all of the defendants have settled in fiscal year 2011.  The Markman Order construing the claims of the patent has been entered by the Court, and both parties are in the process of discovery.  The lawsuit is proceeding against Rorke Data, Inc.

The Company filed a lawsuit in January 2012, against Infortrend Corporation, Aberdeen LLC, Boost Systems, Inc., iXsystems, Inc. and Storageflex, Inc. in a lawsuit styled Crossroads Systems, Inc. v. Infortrend Corporation et al, Civil Action No. 1:12-CV-00104-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147.  The Defendants answers to the complaint are due in April 2012.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) was succeeded by the 2010 Stock Incentive Plan (the “2010 Plan”).  As of January 31, 2012, options to purchase 1,188,342 shares of common stock were outstanding, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,000,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.  As of January 31, 2012, options to purchase 1,074,911 shares of common stock were granted from the 2010 Plan, of which 1,008,927 were outstanding as of January 31, 2012. During the three months ended January 31, 2012, common stock share grants of 83,959 were granted from the 2010 Plan.

As of January 31, 2012, options to purchase an aggregate of 2,197,269 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,295,937 were vested. Under the 2010 Plan, 1,884,349 shares of common stock were available for future grants as of October 31, 2011.  The shares of common stock reserved for future grant are reduced by 22,765 options previously exercised under the 2010 Plan, and 83,959 shares of stock granted under the plan.  The exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four year period (vesting 25% after 1 year, the remaining 75% vesting quarterly thereafter) and expire after ten years.  Stock option exercises are fulfilled with new shares of common stock.

The Company realized share-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended January 31,
	2011	2012
	(Unaudited)

Cost of revenue	$-	$23
Sales and marketing	31	156
Research and development	26	280
General and administrative	25	304
Total stock-based compensation	$82	$763

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

	Three months ended January 31,
	2011	2012
	(Unaudited)

Expected dividend yield	0%	0%
Expected volatility	70%	69%
Risk-free interest rate	1.4 - 2.0%	0.8 - 0.9%
Expected term (years)	6.1	6.1

The following table summarizes information about stock option activity for the three months ended January 31, 2012 (unaudited):

			Weighted Average
		Weighted	Remaining	Average
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(years)	Value ($M)

Outstanding at October 31, 2011	2,216,473	$3.90	6.63	$3.5
Granted	28,844	$5.26
Forfeited	(44,812)	$9.26
Exercised	(3,236)	$1.82

Outstanding and expected to vest at January 31, 2012	2,197,269	$3.81	6.46	$3.3

Exercisable at January 31, 2012	1,295,937	$4.20	4.69	$1.7

The weighted average fair value per option granted during the three months ended January 31, 2011 and 2012 was $2.60 and $3.24 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended January 31, 2011 and 2012 was $2,850 and $11,274, respectively. During the three months ended January 31, 2011 and 2012, the amount of cash received from the exercise of stock options was $675 and $5,888, respectively.

The Company granted no options to non-employees during the three months ended January 31, 2011 and 13,000 options during the three months ended January 31, 2012. The total fair value of these awards were approximately $37,000.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At January 31, 2012, there was approximately $1,590,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.5 years. There were 73,473 and 89,812 options that became vested during the three months ended January 31, 2011 and 2012, respectively, with the total fair value of these awards of approximately $136,000 and $137,000 respectively.

The following table shows information about outstanding stock options at January 31, 2012:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.64	$1.48	155,511	7.45	$0.75	97,064	$0.76
$1.56	$1.56	461,634	8.57	$1.56	129,217	$1.56
$1.76	$3.40	233,894	5.60	$2.25	206,862	$2.30
$3.52	$4.48	319,225	5.00	$4.04	301,074	$4.05
$4.52	$4.60	120,153	3.73	$4.56	111,228	$4.56
$4.75	$4.75	262,500	9.71	$4.75	-	$0.00
$4.76	$5.00	230,894	8.48	$4.83	85,694	$4.95
$5.08	$6.20	276,902	3.19	$5.71	237,292	$5.79
$6.84	$10.64	136,556	2.42	$8.99	127,506	$9.13

$0.64	$10.64	2,197,269	6.46	$3.81	1,295,937	$4.20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission.

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

Overview

We are a global provider of solutions to connect, protect and secure business-critical data for enterprise storage and the cloud computing marketplace.  Our storage software solutions leveraging our extensive patent portfolio enable highly-resilient data protection, pro-active data security and intelligent storage connectivity.

Our strategy and operations are currently focused on the following initiatives:

Strategic Focus

Our strategic focus is on high growth segments in the storage sector that utilizes our intellectual property and experience.  We continue to expand our focus from solely offering bridging and routing solutions. Our research and development efforts have resulted in the creation of our currently shipping products: StrongBox, RVA, and SPHiNX. We identified specific segments we are initially targeting for Strongbox utilizing LTFS to expand the usability and access of tape media. We have identified a market need to verify the integrity of tape archives, and accomplish this through our RVA offering. Our SPHiNX product offers complete disaster recovery capabilities for mid-range servers and open system host environments.

We deliver our current offerings to the market through hardware appliances. This strategy allows us to use off-the-shelf hardware platforms, which can easily be customized to support specific original equipment manufacturer (“OEM”) or system integrator (“SI”) specifications. We believe this strategy provides us with low-cost, high performance options that can be quickly deployed with minimal disruption to customers all the while minimizing inventory and associated excess and obsolete costs.

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We mainly sell these products through a network of OEMs, SIs and value added resellers (“VARs”).

We expect growth in international markets for StrongBox, RVA and SPHiNX to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 3.6% and 7.2% of our total revenue in the three months ended January 31, 2011 and 2012, respectively. As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications and to ship our products to our international customers. We may also incur increased foreign currency risk as we have more exposure to international markets.

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property licensees with go-forward royalties derived from the ‘972 patent family, which accounts for 8 of our existing 99 granted patents and 89 pending patents as of January 31, 2012. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our claims. Generally, these cases are settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the three months ended January 31, 2012 was $0.2 million, or approximately 9.6% of revenues.

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

Leveraging our IP, Current Products and Capital

Our product development strategy includes the creation of code modules using current patented IP and other proprietary information, that can be used across different products, enabling fast development and high quality and reliability.  For example, StrongBox used code modules from our existing solutions, such RVA and SPHiNX.  This allowed for the architecture, development and release of StrongBox only one year after the start of the program, resulting in what we believe to be a first-to-market and best-of-breed product.

Growing Our Market Reach

We expect that our launch strategy for StrongBox provides visibility, customer acquisition and strategic partner relationships that can lead to OEM partnerships and to expand the reach of StrongBox globally. Our initial target customers include many of our existing OEM partners, as well as new partner relationships. Our initial market for StrongBox focuses on the Cloud and Media market to gain visibility in the industry for StrongBox and to learn from customer experience for the offering.  With the expansion of on-line web access globally, we are also focused on delivering valuable information and content which enables our website to be a lead generation engine to grow our VAR channel for Media as well as the security and surveillance, healthcare and government industries.  While our marketing efforts are focused on this vertical approach, we believe that StrongBox can work for any company with a long-term archive need.  Therefore, we focus on website and search engine optimization and expansion of strategic partners to work with cloud storage and archiving service providers directly to offer the non-proprietary, secure and highly portable options we believe to be missing in cloud-based solutions today.

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

Operating Expenses.  Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 91 employees as of January 31, 2011 and 104 employees as of January 31, 2012. We expect our headcount will remain fairly consistent during fiscal year 2012. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Critical Accounting Policies and Estimates

There have been no material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2011 Form 10-K.

Results of Operations

Three Months Ended January 31, 2012 Compared to the Three Months Ended January 31, 2011

Revenue.   Total revenue decreased $1.0 million, or 27.8%, to $2.6 million for the three months ended January 31, 2012 from $3.6 million for the three months ended January 31, 2011.

Product revenues for the three months ended January 31, 2012 decreased $0.2 million, or 15.4%, to $1.1 million compared with $1.3 million for the three months ended January 31, 2011. This decrease was primarily due to a decrease in SPHiNX revenue of $0.3 million, as a result of reduced shipments by HP during the quarter, and a decrease in router revenue of $0.1 million due to decreased HP and Tributary Systems shipments. Decreased revenue was partially offset by an increase in RVA revenue of $0.2 million as a result of an increase in shipments by a new customer, IBM, and increased shipments to our European customers.

IP license, royalty and other revenues for the three months ended January 31, 2012 decreased $0.8 million, or 36.0%, to $1.5 million compared with $2.3 million for the three months ended January 31, 2011.

IP license, royalty and other revenue consists of the following for the three months ended January 31, 2011 and 2012:

	Three months ended January 31,
	2011	2012
	(in thousands)
IP license revenue	884	248
HP royalty and PCS service revenue	1,182	1,049
PCS service revenue (non-HP)	226	170
IP license, royalty and other revenue	2,292	1,467

IP license revenue decreased $0.6 million as a result of four IP agreements being entered into during the first quarter of 2011, while no IP agreements were entered into during the first quarter of 2012. Because no IP agreements were signed in this quarter, no up-front payments were allocated to past shipments or recognized as revenue. The economic nature of these agreements is such that they are not consistent in terms of revenue recognition. The agreements include an initial receipt of cash upon entering into an agreement as consideration for royalties on past shipments. The amounts for past shipments reflected in historical financial statements have fluctuated from period to period and, to the extent that the number of new customers resulting from our licensing campaign decreases, historical results may not be indicative of future results.

HP royalty and PCS service revenue decreased approximately $0.1 million due to decreased shipments by HP of our legacy router products. PCS service revenue (non-HP) decreased $57,000 due to the first quarter of 2011 including a one-time event bringing a customer up to date on maintenance.

Cost of Revenue.   Cost of revenue decreased $0.2 million, or 40.0%, to $0.3 million, for the three months ended January 31, 2012 from $0.5 million for the three months ended January 31, 2011. Product costs for the three months ended January 31, 2012 decreased $24,000, or 22.8%, to $81,000 compared with $105,000 for the three months ended January 31, 2011. IP license, royalty and other costs for the three months ended January 31, 2012 decreased $0.2 million, or 50.0%, to $0.2 million compared with $0.4 million for the three months ended January 31, 2011 due to the decrease in professional fees in relation to our IP licensing activities.

Sales and Marketing.   Sales and marketing expenses increased $0.2 million, or 16.7%, to $1.4 million for the three months ended January 31, 2012 from $1.2 million for the three months ended January 31, 2011. This increase was mainly due to increases in stock based compensation as well as evaluation units given to prospective customers to test StrongBox. Headcount in sales and marketing also increased by one employee from the first quarter of fiscal year 2011, or approximately 4%.

Research and Development.    Research and development expenses increased $0.7 million, or 33.3%, to $2.8 million for the three months ended January 31, 2012 from $2.1 million for the three months ended January 31, 2011. This increase was due to increases in payroll and benefits by $0.5 million, stock based compensation by $0.1 million, consulting and outside services by $0.1 million, and depreciation expense by $50,000, offset by a decrease in professional expenses by $0.1 million. Headcount in the research and development departments has increased significantly since the first quarter of fiscal year 2011, increasing by 12 employees, or approximately 23%, This large increase is related to the increase in StrongBox development.

General and Administrative.   General and administrative expenses increased $115,000, or 17.8%, to $762,000 for the three months ended January 31, 2012 from $647,000 million for the three months ended January 31, 2011. The increase was primarily due to increases in stock-based compensation.

Amortization of intangible assets.   Amortization of intangible assets expenses decreased $265,000, or 84.9%, to $47,000 for the three months ended January 31, 2012 from $312,000 for the three months ended January 31, 2011. The decrease was due to the 2011 period containing amortization of purchased technology that was fully amortized in the second quarter of 2011.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs, as we introduce StrongBox into the marketplace. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash provided by operations and existing borrowings available under our credit facility. We cannot be sure, however, that this will be the case, and we may seek additional financing in the future. The following table summarizes our primary sources and uses of cash in the periods presented:

	Three Months Ended January 31,
	2011	2012
	(in thousands)

Net cash provided by (used in) operating activities	$1,125	$(3,240)
Net cash (used in) provided by investing activities	(142)	1,274
Net cash provided by financing activities	1	2,034
Net increase (decrease) in cash and cash equivalents	892	(109)
Cash and cash equivalents and short term investments, end of period	14,703	9,219

Net cash provided by operating activities decreased from approximately $1.1 million in the three months ended January 31, 2011 to a use of cash of approximately $3.2 million in the three months ended January 31, 2012 due to increased losses for the quarter. Revenue for the quarter was lower due to decreased revenue from our IP license agreements. Increased expenses mainly related to research and development for Strongbox, as well as stock-based compensation expenses during the quarter. Net changes in operating assets and liabilities also contributed to cash used in operating activities during the current quarter. Accounts receivable decreased as a result of the decrease in revenue. In addition, accounts payable decreased primarily due to payments made for professional services relating to IP license agreements closed during the previous quarter.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts, and the purchase of investments with available cash, offset by maturities of our short term investments. Net cash provided by investing activities was approximately $1.3 million in the three months ended January 31, 2012 compared to a use of $0.1 million in cash during the three months ended January 31, 2011. Included in the three months ended January 31, 2012 are capital expenditures primarily for research and development equipment used in the development of StrongBox, in the amount of $0.1 million, and the maturity of short term investments of $1.4 million net of purchases.

Cash flows provided by financing activities in the three months ended January 31, 2011 was $1,000, compared to cash provided by financing activities in the three months ended January 31, 2012 of $2.0 million, primarily from the $2.0 million draw on our term loan during the first quarter of 2012.

We have a line of credit with a bank pursuant to a loan and security agreement. The committed revolving line provides for advances of up to $4.0 million with a borrowing base of 80% of eligible accounts receivable. The loan agreement also provides for a term loan in the amount of $3 million, available to us in no more than six advances, each in an a minimum amount of $500,000 or a lesser amount which remains unadvanced if such advance is the third and final term loan advance. The term loan is subject to a borrowing base is $2 million if we maintain at least $5 million in unrestricted cash with or through the bank plus 80% of eligible accounts, as determined by the bank. Interest under the loan agreement accrues at a floating per annum rate equal to rate of the prime rate determined under the agreement plus 0.25%. We are required to satisfy certain financial and reporting covenants under the loan agreement. The line of credit will mature on December 28, 2012. The maturity for each advance under the term loan is 36 months after the advance but no later than April 1, 2015. As of January 31, 2011, there was $2.0 million drawn and outstanding on the line of credit. We are in compliance with all covenants. The loan agreement is secured by the company’s assets.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures or change a particular principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 modifies how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and the total comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The revised financial statement presentation for comprehensive income will be effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We anticipate adopting ASU 2011-05 beginning November 1, 2012.  We do not anticipate that these changes will have a significant impact on our consolidated financial statements or disclosures.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property Litigation

The Company filed a lawsuit in September 2010, against 3Par, Inc., American Megatrends, Inc., Rorke Data, Inc., D-Link Systems, Inc., Chelsio Communications, Inc., DataCore Software Corporation, and IStor Networks, Inc.  in a lawsuit styled Crossroads Systems, Inc. v. 3Par, Inc. et al, Civil Action No. 1:10-CV-652-SS (W.D. Tex – Austin Division)  alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147.  With the exception of Rorke Data, Inc., all of the defendants have settled in fiscal year 2011.  The Markman Order construing the claims of the patent has been entered by the Court and both parties are in the process of discovery.  The lawsuit is proceeding against Rorke Data, Inc.

The Company filed a lawsuit in January 2012, against Infortrend Corporation, Aberdeen LLC, Boost Systems, Inc., iXsystems, Inc. and Storageflex, Inc. in a lawsuit styled Crossroads Systems, Inc. v. Infortrend Corporation et al, Civil Action No. 1:12-CV-00104-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147.  The Defendants answers to the complaint are due in April 2012.

In addition to the Rorke Data, Inc. and Infotrend lawsuits, from time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results or financial condition.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

CROSSROADS SYSTEMS, INC.

March 14, 2012	/s/ Robert C. Sims
(Date)	Robert C. Sims
President and Chief Executive Officer
(Principal Executive Officer)

March 14, 2012	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

