Form 10-Q
period 2012-04-30
CROSSROADS SYSTEMS INC
filed 2012-06-14
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2012

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☒ No

As of June 14, 2012 Registrant had outstanding 11,073,700 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED APRIL 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	April 30,
	2011	2012
		(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$7,336	$9,544
Short-term investments	3,385	350
Total cash, cash equivalents and short-term investments	10,721	9,894

Accounts receivable, net of allowance for doubtful accounts of $71 and $101, respectively	2,659	2,343
Inventories	188	284
Prepaid expenses and other current assets	297	310
Total current assets	13,865	12,831

Property and equipment, net	1,320	1,474
Intangible assets, net	110	16
Other assets	56	38
Total assets	$15,351	$14,359

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,228	$1,060
Accrued expenses	2,156	2,579
Deferred revenue	1,009	1,437
Current portion of long term debt	1,973	2,927
Total current liabilities	7,366	8,003

Long term liabilities	126	2,134
Commitments and contingencies (See Note 8)	-	-
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,923,543 and 11,068,289 shares issued and outstanding, respectively	11	11
Additional paid-in capital	199,750	200,931
Accumulated other comprehensive loss	(40)	(42)
Accumulated deficit	(191,862)	(196,678)

Total stockholders' equity	7,859	4,222

Total liabilities and stockholders' equity	$15,351	$14,359

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2012	2011	2012
Revenue:
Product	$1,085	$1,891	$2,394	$3,003
IP license, royalty and other	1,492	1,562	3,784	3,029

Total revenue	2,577	3,453	6,178	6,032

Cost of revenue:
Product	125	155	230	236
IP license, royalty and other	242	237	640	473

Total cost of revenue	367	392	870	709

Gross profit	2,210	3,061	5,308	5,323

Operating expenses:
Sales and marketing	1,175	1,534	2,390	2,943
Research and development	2,820	2,662	4,938	5,419
General and administrative	835	833	1,482	1,595
Amortization of intangible assets	224	47	535	94

Total operating expenses	5,054	5,076	9,345	10,051

Loss from operations	(2,844)	(2,015)	(4,037)	(4,728)

Interest expense	(24)	(53)	(62)	(103)
Other income	-	1	-	15

Net loss	$(2,868)	$(2,067)	$(4,099)	$(4,816)

Basic and diluted net loss per share	(0.26)	(0.19)	(0.38)	(0.44)

Basic and diluted average common shares outstanding	10,832,235	11,048,394	10,749,129	11,010,813

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	April 30,
	2011	2012

Cash flows from operating activities:
Net loss	$(4,099)	$(4,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	227	336
Amortization of intangible assets	535	94
Loss (gain) on disposal of fixed assets	6	(15)
Stock-based compensation	165	1,179
Provision for doubtful accounts receivable	1	30
Changes in assets and liabilities:
Accounts receivable	2,801	299
Inventories	(72)	(96)
Prepaid expenses and other current assets	(988)	(13)
Accounts payable	515	(1,028)
Accrued expenses	(418)	293
Deferred revenue	723	604
Net cash used in operating activities	(604)	(3,133)
Cash flows from investing activities:
Purchase of property and equipment	(844)	(490)
Purchase of held-to-maturity investments	(4,511)	(185)
Maturity of held-to-maturity investments	311	3,220
Net cash (used in) provided by investing activities	(5,044)	2,545
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	59	141
Proceeds from borrowing on debt	-	3,000
Paydown of debt	-	(197)
Net cash provided by financing activities	59	2,944

Effect of exchange rate on cash	291	(148)
Net (decrease) increase in cash and cash equivalents	(5,298)	2,208
Cash and cash equivalents, beginning of period	13,811	7,336
Cash and cash equivalents, end of period	$8,513	$9,544

Supplemental disclosure of cash flow information:

Cash paid for interest	$45	$73
Cash paid for taxes	$32	$30

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Crossroads Systems, Inc. (“Crossroads”) and its subsidiaries (collectively with Crossroads, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2011 Annual Report on Form 10-K filed on January 27, 2012 (“2011 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2011 and April 30, 2012, the results of its operations for the three and six months periods ended April 30, 2011 and 2012, and its cash flows for the six months periods ended April 30, 2011 and 2012.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending October 31, 2012.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Contracts to Modify or Customize Software Products

During the quarter ended April 30, 2012, the Company entered into contracts with certain customers to significantly modify or customize software products. In accounting for such arrangements, the Company first looks to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  The Company then considers the appropriate recognition model for each accounting element based on the nature of the element and applies the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for income statement classification as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  The Company recorded no amounts as revenue and approximately $0 and $0.4 million as a reduction of research and development expense related to these contracts for the six month periods ended April 30, 2011 and 2012, respectively.

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

As of October 31, 2011 and April 30, 2012, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. As of October 31, 2011, the Company held $2,683,000 of commercial paper, and $702,000 of fixed income government agency debt securities. As of April 30, 2012, the Company held $350,000 of fixed income government agency debt securities. These instruments are classified as Level 1 of the fair value hierarchy, as fair value for these instruments is determined using observable, quoted prices for identical assets in active markets.

At April 30, 2012, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis. The estimated fair value of the Company's line of credit approximates the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of April 30, 2012.

3.	INVENTORY

Inventory, net consists of the following (in thousands):

	October 31,	April 30,
	2011	2012
		(Unaudited)

Raw materials	$170	$230
Finished goods	18	54
	$188	$284

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,	April 30,
		2011	2012
	Life (years)		(Unaudited)
Equipment	1-3	$19,099	$19,095
Furniture and fixtures	5	687	693
Leasehold improvements		553	566
		20,339	20,354
Less: Accumulated depreciation and amortization		(19,019)	(18,880)
		$1,320	$1,474

Depreciation expense was approximately $227,000 and $336,000 for the six months ended April 30, 2011 and 2012, respectively.

5.	INTANGIBLE ASSETS

In 2006, the Company acquired Tape Laboratories, Inc, resulting in an intangible asset, purchased technology, in the amount of $5.7 million. In 2007, the Company acquired Grau Data Storage, AG, resulting in an intangible asset, purchased technology, in the amount of $0.7 million.

The following table presents details of intangible assets acquired (in thousands, except number of years):

	Amortization	October 31,	April 30,
	Period (Years)	2011	2012
			(Unaudited)
Intangible assets:
Technology	5	$6,407	$6,407
Accumulated amortization		(6,297)	(6,391)

Net carrying value		$110	$16

Amortization expense was approximately $535,000 and $94,000 for the six months ended April 30, 2011 and 2012, respectively. Such assets will be fully amortized at October 31, 2012.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	April 30,
	2011	2012
		(Unaudited)

Payroll related	$1,475	$1,194
Customer deposits	-	923
Professional services	271	147
Warranty reserve	22	21
Other	388	294
	$2,156	$2,579

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

Warranty reserve activity during the year ended October 31, 2011 and six months ended April 30, 2012 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2011
Warranty reserve	$30	$9	$(17)	$22

Six months ended April 30, 2012 (unaudited)
Warranty reserve	$22	$5	$(6)	$21

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	April 30,
	2011	2012
		(Unaudited)

Product	$558	$738
Services	449	699
Other	2	-
	$1,009	$1,437

7.	LINE OF CREDIT AND LONG TERM LIABILITIES

The Company has a line of credit with its bank. The committed revolving line provides for an advance of up to $4.0 million with a borrowing base of 80% of eligible accounts receivable. Interest accrues monthly at a rate of prime rate, plus a margin of 0.25%. The Company is required to satisfy certain financial and reporting covenants in conjunction with the line of credit. The line of credit will mature on December 27, 2012. At the November 2011 measurement date, the Company was in default of the tangible net worth covenant relating to the line of credit. The lender waived the default, and the parties modified the loan covenants. As of April 30, 2012, there was $1.97 million drawn and outstanding on the line of credit, and the Company was in compliance with the modified covenants.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 9, 2011, the Company entered into a term loan agreement with its bank.  The loan is available in draws of $0.5 million, with a maximum drawn balance of $3.0 million.  Each individual draw is to be repaid in equal monthly payments over 36 months, fully amortized, bearing an interest rate of Prime Rate, plus a margin of 2.5%.  The Company is required to satisfy certain financial and reporting covenants in conjunction with the term loan. As of April 30, 2012, there was $2.8 million outstanding on the term loan, and the Company was in compliance with all modified covenants.

Current portion of long term debt and long term liabilities consists of the following (in thousands):

	October 31,	April 30,
	2011	2012
		(Unaudited)
Current portion of long term debt:
Line of credit	$1,973	$1,973
Current portion of term loan	-	954
	$1,973	$2,927
Long term liabilities:
Long term deferred revenue	$126	$285
Long term portion of term loan	-	1,849
	$126	$2,134

Interest expense relating to the line of credit and the term loan was approximately $45,000 and $73,000 for the six months ended April 30, 2011 and 2012, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through August 31, 2016. Rental expense under these agreements was approximately $265,000 and $204,000 for the six months ended April 30, 2011 and 2012, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of $373,000 per year through the remaining lease term.

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

The Company filed a lawsuit in January 2012, against Infortrend Corporation, Aberdeen LLC, Boost Systems, Inc., iXsystems, Inc. and Storageflex, Inc. in a lawsuit styled Crossroads Systems, Inc. v. Infortrend Corporation et al, Civil Action No. 1:12-CV-00104-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147.  The Defendants have filed a motion to transfer the case to the Northern District of California; this motion is currently pending before the Court.

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

The Company’s 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) was succeeded by the 2010 Stock Incentive Plan (the “2010 Plan”).  As of April 30, 2012, options to purchase 1,145,344 shares of common stock were outstanding, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,000,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.  As of April 30, 2012, options to purchase 1,107,629 shares of common stock were granted from the 2010 Plan, of which 1,021,875 were outstanding as of April 30, 2012. During the six months ended April 30, 2012, common stock share grants of 83,959 were granted from the 2010 Plan.

As of April 30, 2012, options to purchase an aggregate of 2,167,219 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,293,207 were vested. Under the 2010 Plan, 1,863,862 shares of common stock were available for future grants as of April 30, 2012.  The shares of common stock reserved for future grant are reduced by 30,304 options previously exercised under the 2010 Plan, and 83,959 shares of stock granted under the plan.  The exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years.  Stock option exercises are fulfilled with new shares of common stock.

The Company realized share-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations (in thousands):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended April 30,
	2011	2012
	(Unaudited)

Cost of revenue	$2	$12
Sales and marketing	66	233
Research and development	54	264
General and administrative	43	237
Total stock-based compensation	$165	$746

During the fourth quarter of the fiscal year ended October 31, 2011, management made the decision to pay 67% of the management bonus for the fiscal year ended October 31, 2011 with shares of the Company’s common stock. Accordingly, 83,959 shares of common stock were granted in January 2012 valued at $433,000. During the six months ended April 30, 2012 share based compensation expense of $138,000 has been accrued for 67% of the total estimated management bonuses for the fiscal year ended October 31, 2012.

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

	Six months ended April 30,
	2011	2012
	(Unaudited)

Expected dividend yield	0%	0%
Expected volatility	69 - 70%	69 - 71%
Risk-free interest rate	1.4 - 2.3%	0.8 - 1.0%
Expected term (years)	6.1	6.1

The following table summarizes information about stock option activity for the six months ended April 30, 2012 (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)

Outstanding at October 31, 2011	2,216,473	$3.90	6.63	$3.5
Granted	61,562	$5.58
Forfeited	(58,778)	$7.91
Exercised	(52,038)	$2.17

Outstanding and expected to vest at April 30, 2012	2,167,219	$3.88	6.24	$4.9

Exercisable at April 30, 2012	1,293,207	$4.20	4.48	$2.7

The weighted average fair value per option granted during the six months ended April 30, 2011 and 2012 was $2.76 and $3.56 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended April 30, 2011 and 2012 was $155,815 and $172,379, respectively. During the six months ended April 30, 2011 and 2012, the amount of cash received from the exercise of stock options was $59,412 and $112,986, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not grant any options to non-employees during the six months ended April 30, 2011 and granted 13,000 options during the six months ended April 30, 2012, the fair value of which was approximately $37,000.

At April 30, 2012, there was approximately $1,392,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.3 years. There were 129,161 and 162,027 options that became vested during the six months ended April 30, 2011 and 2012, respectively, with the total fair value of these awards of approximately $223,000 and $231,000 respectively.

The following table shows information about outstanding stock options at April 30, 2012:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.64	$1.48	140,465	7.20	$0.74	93,210	$0.75
$1.56	$1.56	451,564	8.32	$1.56	139,854	$1.56
$1.76	$3.52	338,538	4.74	$2.73	324,270	$2.77
$3.64	$4.60	305,271	4.62	$4.44	284,477	$4.48
$4.61	$4.75	262,500	9.47	$4.75	-	-
$4.76	$5.00	220,006	8.19	$4.83	80,256	$4.95
$5.10	$6.08	217,097	5.34	$5.52	148,412	$5.53
$6.09	$10.64	231,778	1.31	$7.84	222,728	$7.88

$0.64	$10.64	2,167,219	6.24	$3.88	1,293,207	$4.20

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

Our strategy and operations are currently focused on the following initiatives:

Strategic Focus

Our strategic focus is on high growth segments in the storage sector that utilize our intellectual property and experience.  We continue to expand our focus from solely offering bridging and routing solutions. Our research and development efforts have resulted in the creation of our currently shipping products: StrongBox, RVA, and SPHiNX. We identified specific segments we are initially targeting for Strongbox utilizing LTFS to expand the usability and access of tape media. We have identified a market need to verify the integrity of tape archives, and accomplish this through our RVA offering. Our SPHiNX product offers a vitual tape library capability that provides low cost storage with data replication, encryption, and WAN acceleration features for backups as well as complete disaster recovery capabilities for mid-range servers and open system host environments.

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

We expect growth in international markets for StrongBox, RVA and SPHiNX to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 2.6% and 7.6% of our total revenue in the six months ended April 30, 2011 and 2012, respectively. As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications and to ship our products to our international customers. We may also incur increased foreign currency risk as we have more exposure to international markets.

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property licensees with go-forward royalties derived from the ‘972 patent family, which accounts for 8 of our existing 100 granted patents and 91 pending patents as of April 30, 2012. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our claims. Generally, these cases are settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the six months ended April 30, 2012 was $0.4 million, or approximately 6.4% of revenues.

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

Leveraging our IP, Current Products and Capital

Our product development strategy includes the creation of code modules using current patented IP and other proprietary information, that can be used across different products, enabling fast development and high quality and reliability.  For example, StrongBox used code modules from our existing solutions, including RVA and SPHiNX.  This allowed for the architecture, development and release of StrongBox only one year after the start of the program, resulting in what we believe to be a first-to-market and best-of-breed product.

Growing Our Market Reach

We expect that our launch strategy for StrongBox provides visibility, customer acquisition and strategic partner relationships that can lead to OEM partnerships and to expand the reach of StrongBox globally. Our initial target customers include many of our existing OEM partners, as well as new partner relationships. Our initial market for StrongBox focuses on Media and Entertainment, Healthcare, and Video Surveillance markets, all of which utilize rich content media, making data compression difficult.  Strongbox is fully usable with internal networks, as well as cloud environments. With the expansion of on-line web access globally, we are also focused on delivering valuable information and content which enables our website to be a lead generation engine to grow our visibility to end users.  While our marketing efforts are focused on this vertical approach, we believe that StrongBox can work for any company with a long-term archive need.  Therefore, we focus on website and search engine optimization and expansion of strategic partners to work with cloud storage and archiving service providers directly to offer the non-proprietary, secure, low cost and highly portable options we believe to be missing in cloud-based and end-user solutions today.

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

Operating Expenses.  Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 98 employees as of April 30, 2011 and 105 employees as of April 30, 2012. We expect our headcount to increase during fiscal year 2012 to fulfill product development requirements by strategic partners. We expect customer reimbursed research and development will offset a portion of the added development expense. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Critical Accounting Policies and Estimates

Contracts to Modify or Customize Software Products

During the quarter ended April 30, 2012, we entered into contracts with certain customers to significantly modify or customize software products. In accounting for such arrangements, we first look to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  We then consider the appropriate recognition model for each accounting element based on the nature of the element and apply the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for income statement classification as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  We recorded no amounts as revenue and approximately $0 and $0.4 million as a reduction of research and development expense related to these contracts for the six month periods ended April 30, 2011 and 2012, respectively.

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2011 Form 10-K.

Results of Operations

Three and Six Months Ended April 30, 2012 Compared to the Three and Six Months Ended April 30, 2011

Revenue. Total revenue increased $0.9 million, or 34%, to $3.5 million for the three months ended April 30, 2012 from $2.6 million for the three months ended April 30, 2011. The increase is mainly due to the increase in product revenue from RVA sales, due to a one-time corporate RVA software license to a customer, not including the rollout of systems across the corporation which will occur in subsequent quarters.

Total revenue decreased $0.2 million, or 2%, to $6.0 million for the six months ended April 30, 2012 from $6.2 million for the six months ended April 30, 2011. An increase in product revenue was offset by a decrease in IP license, royalty and other due to decreases in IP license revenue.

Product revenue for the three months ended April 30, 2012 increased $0.8 million, or 74%, to $1.9 million compared with $1.1 million for the three months ended April 30, 2011 due to an increase in RVA revenue of $0.8 million and an increase in Strongbox revenue of $0.1 million, offset by a decrease in SPHiNX revenue by $0.1 million.

Product revenue for the six months ended April 30, 2012 increased $0.6 million, or 25%, to $3.0 million compared with $2.4 million for the six months ended April 30, 2011 due to an increase in RVA revenue of $1.0 million, offset by a decrease in SPHiNX revenue of approximately $0.3 million and a decrease in router revenue of $0.1 million.

IP license, royalty and other revenue consists of the following for the three and six months ended April 30, 2011 and 2012:

	Three months ended April 30,		Six months ended April 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
IP license revenue	283	136	1,166	385
HP royalty and PCS service revenue	1,070	1,216	2,252	2,266
PCS service revenue (non-HP)	139	210	366	378
IP license, royalty and other revenue	1,492	1,562	3,784	3,029

IP license, royalty and other revenues for the three months ended April 30, 2012 increased $0.1 million, or 5%, to $1.6 million compared with $1.5 million for the three months ended April 30, 2011.

IP license revenue for the three months ended April 30, 2012 decreased $0.1 million compared to the same period in the prior fiscal year due to the reduction in royalty amounts received from a significant customer, based on the shipments made, compared to the same period in 2011. No IP agreements were signed in the second quarter of 2011 or 2012, therefore, no up-front payments were allocated to past shipments or recognized as revenue.

HP royalty and PCS service revenue for the three months ended April 30, 2012 increased approximately $0.1 million compared to the same period in the prior fiscal year due to increased shipments by HP of SPHiNX products.

PCS service revenue (non-HP) for the three months ended April 30, 2012 increased $0.1 million compared to the same period in the prior fiscal year due to an increase in the number of customers covered by PCS contracts and an increase in PCS contract rates due to our newer product offerings.

IP license, royalty and other revenue for the six months ended April 30, 2012 decreased $0.8 million, or 20%, to $3.0 million compared with $3.8 million for the six months ended April 30, 2011, primarily due to the reduction in IP license revenue. No IP agreements were signed during the six months ended April 30, 2012, thus no up-front payments were allocated to past shipments or recognized as revenue, compared to four IP agreements being entered into during the six months ended April 30, 2011. The economic nature of these agreements is such that they are not consistent in terms of revenue recognition. The agreements include an initial receipt of cash upon entering into an agreement as consideration for royalties on past shipments. The amounts for past shipments reflected in historical financial statements have fluctuated from period to period and, to the extent that the number of new customers resulting from our licensing campaign decreases, historical results may not be indicative of future results.

HP royalty and PCS service revenue remained consistent at approximately $2.3 million for both six month periods ended April 30, 2011 and 2012.

PCS service revenue (non-HP) revenue remained consistent at approximately $0.4 million for both six month periods ended April 30, 2011 and 2012.

Cost of Revenue.   Cost of revenue remained consistent at approximately $0.4 million for both three month periods ended April 30, 2011 and 2012.

Cost of revenue decreased $0.2 million, or 19%, to $0.7 million, for the six months ended April 30, 2012 from $0.9 million for the three months ended April 30, 2011 due to reduced IP license, royalty and other costs of revenue resulting from the decrease in professional fees in relation to our IP licensing activities.

Sales and Marketing.   Sales and marketing expenses increased $0.3 million, or 31%, to $1.5 million for the three months ended April 30, 2012 from $1.2 million for the three months ended April 30, 2011. This increase was mainly due to increases in payroll and related benefits by $0.3 million from an increase in headcount of three employees since the fiscal second quarter 2011, or approximately 11%. We expect the sales and marketing expenses to continue to increase as we increase our promotion of our Strongbox product.

Sales and marketing expenses increased $0.5 million, or 23%, to $2.9 million for the six months ended April 30, 2012 from $2.4 million for the six months ended April 30, 2011. This increase was mainly due to increases in payroll and related benefits by $0.5 million due to the increase in headcount.

Research and Development.    Research and development expenses decreased $0.1 million, or 6%, to $2.7 million for the three months ended April 30, 2012 from $2.8 million for the three months ended April 30, 2011. This decrease was due to customer reimbursed research and development of $0.4 million, a decrease in recruiting and relocation by $0.2 million, partially offset by increases in payroll and related benefits by $0.4 million and an increase in equipment depreciation by $0.1 million. Headcount in the research and development departments has increased by three employees since the second quarter of fiscal year 2011, or approximately 5%. This increase is related to the increase in StrongBox development and support.

Research and development expenses increased $0.5 million, or 10%, to $5.4 million for the six months ended April 30, 2012 from $4.9 million for the six months ended April 30, 2011. This increase was due to increases in payroll and related benefits of $1.0 million, and equipment depreciation by $0.1 million offset by customer reimbursed research and development of $0.4 million, and a decrease in recruiting and relocation by $0.2 million.

General and Administrative.   General and administrative expenses remained consistent at approximately $0.8 million for both three month periods ended April 30, 2011 and 2012.

General and administrative expenses remained consistent at approximately $1.6 million for the six months ended April 30, 2012 and $1.5 million for the six months ended April 30, 2012.

Amortization of intangible assets.   Amortization of intangible assets expense decreased $177,000, or 79%, to $47,000 for the three months ended April 30, 2012 from $224,000 for the three months ended April 30, 2011. The decrease was due to the 2011 period containing amortization of purchased technology that was fully amortized by the end of the second quarter of fiscal year 2011, and the corresponding period in 2012 containing no amortization related to this purchased technology.

Amortization of intangible assets expense decreased $0.4 million, or 82%, to $0.1 million for the six months ended April 30, 2012 from $0.5 million for the six months ended April 30, 2011. The decrease was due to the 2011 period containing amortization of purchased technology that was fully amortized by the end of the second quarter of fiscal year 2011, as described above.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs, as we continue to introduce StrongBox into the marketplace. We expect to finance our operations through cash on hand, cash provided by operations, and customer reimbursed research and development. We cannot be sure, however, that this will be the case, and we may seek additional financing in the future. The following table summarizes our primary sources and uses of cash in the periods presented:

	Six Months Ended April 30,
	2011	2012
	(in thousands)

Net cash used in operating activities	$(604)	$(3,133)
Net cash (used in) provided by investing activities	(5,044)	2,545
Net cash provided by financing activities	59	2,944
Net (decrease) increase in cash and cash equivalents	(5,298)	2,208

Cash, cash equivalents and short term investments, end of period	12,713	9,894

Net cash used in operating activities increased from approximately $0.6 million during the six months ended April 30, 2011 to approximately $3.1 million during the six months ended April 30, 2012 due to increased losses for the six months ended April 30, 2012, as well as less cash provided by accounts receivable due to fluctuations in cash receipts from IP license agreements. There was also a favorable change in accrued expenses in the six months ended April 30, 2012, primarily due to cash received from customers for research and development we have not yet completed, which have been classified as customer deposits. In addition, the change in cash from accounts payable decreased primarily due to payments made for professional services made during the six months ended April 30, 2012 relating to IP license agreements closed during the fourth quarter of fiscal year 2011.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts, and the purchase of investments with available cash, offset by maturities of our short term investments. Net cash provided by investing activities was approximately $2.5 million during the six months ended April 30, 2012 compared to a use of $5.0 million in cash during the six months ended April 30, 2011. Included in the six months ended April 30, 2012 are maturities of short-term investments of $3.0 million net of purchases. During the six months ended April 30, 2011 purchases of $4.2 million of short-term investments net of maturities accounted for the large use of cash.

Cash flows provided by financing activities during the six months ended April 30, 2012 was $2.9 million, compared to cash provided by financing activities during the six months ended April 30, 2011 of $59,000. The increase is primarily from the $2.8 million draw, net of principal repayments, on our term loan during the six months ended April 30, 2012.

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

The Company filed a lawsuit in January 2012, against Infortrend Corporation, Aberdeen LLC, Boost Systems, Inc., iXsystems, Inc. and Storageflex, Inc. in a lawsuit styled Crossroads Systems, Inc. v. Infortrend Corporation et al, Civil Action No. 1:12-CV-00104-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147.  The Defendants have filed a motion to transfer the case to the Northern District of California; this motion is currently pending before the Court.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

CROSSROADS SYSTEMS, INC.

June 14, 2012	/s/ Robert C. Sims
(Date)	Robert C. Sims
President and Chief Executive Officer
(Principal Executive Officer)

June 14, 2012	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

