Form 10-Q
period 2012-07-31
CROSSROADS SYSTEMS INC
filed 2012-09-14
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2012

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☒ No

As of September 14, 2012 Registrant had outstanding 11,672,074 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JULY 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	July 31,
	2011	2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,336	$10,290
Short-term investments	3,385	-

Total cash, cash equivalents and short-term investments	10,721	10,290

Accounts receivable, net of allowance for doubtful accounts of $71 and $99, respectively	2,659	2,035
Inventory	188	316
Prepaid expenses and other current assets	297	296

Total current assets	13,865	12,937

Property and equipment, net	1,320	1,471
Intangible assets, net	110	-
Other assets	56	55

Total assets	$15,351	$14,463

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,228	$1,047
Accrued expenses	2,156	2,336
Deferred revenue	1,009	1,908
Current portion of long term debt	1,973	2,943

Total current liabilities	7,366	8,234

Long term liabilities	126	1,917

Commitments and contingencies (See Note 8)	-	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,923,543 and 11,657,842 shares issued and outstanding, respectively	11	12
Additional paid-in capital	199,750	204,259
Accumulated other comprehensive loss	(40)	(45)
Accumulated deficit	(191,862)	(199,914)

Total stockholders' equity	7,859	4,312

Total liabilities and stockholders' equity	$15,351	$14,463

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2012	2011	2012
Revenue:
Product	$1,016	$1,608	$3,410	$4,611
IP license, royalty and other	1,561	1,912	5,345	4,941

Total revenue	2,577	3,520	8,755	9,552

Cost of revenue:
Product	56	235	286	471
IP license, royalty and other	241	658	881	1,131

Total cost of revenue	297	893	1,167	1,602

Gross profit	2,280	2,627	7,588	7,950

Operating expenses:
Sales and marketing	1,295	1,573	3,685	4,516
Research and development	2,917	3,234	7,855	8,653
General and administrative	665	935	2,147	2,530
Amortization of intangible assets	47	16	582	110

Total operating expenses	4,924	5,758	14,269	15,809

Loss from operations	(2,644)	(3,131)	(6,681)	(7,859)

Interest expense	(29)	(75)	(90)	(178)
Other expense	-	(31)	-	(16)

Net loss	$(2,673)	$(3,237)	$(6,771)	$(8,053)

Basic and diluted net loss per share	(0.25)	(0.29)	(0.63)	(0.73)

Basic and diluted average common shares outstanding	10,868,382	11,194,755	10,789,317	11,072,574

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	July 31,
	2011	2012

Cash flows from operating activities:
Net loss	$(6,771)	$(8,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	376	505
Amortization of intangible assets	582	110
Loss on disposal of property and equipment	6	17
Stock-based compensation	302	1,280
Provision for doubtful accounts receivable	1	28
Changes in assets and liabilities:
Accounts receivable	3,007	586
Inventory	(194)	(128)
Prepaid expenses and other current assets	(578)	(2)
Accounts payable	4	(1,177)
Accrued expenses	(297)	270
Deferred revenue	64	1,094
Net cash used in operating activities	(3,498)	(5,470)
Cash flows from investing activities:
Purchase of property and equipment	(1,067)	(700)
Proceeds from sale of property and equipment	-	15
Purchase of held-to-maturity investments	(6,670)	(185)
Maturity of held-to-maturity investments	1,806	3,570
Net cash (used in) provided by investing activities	(5,931)	2,700
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	62	3,160
Proceeds from borrowing on debt	-	3,000
Paydown of debt	-	(422)
Net cash provided by financing activities	62	5,738

Effect of foreign exchange rate on cash and cash equivalents	147	(14)
Net (decrease) increase in cash and cash equivalents	(9,220)	2,954
Cash and cash equivalents, beginning of period	13,811	7,336
Cash and cash equivalents, end of period	$4,591	$10,290

Supplemental disclosure of cash flow information:

Cash paid for interest	$67	$131
Cash paid for income taxes	$1	$1

See accompanying notes to the condensed consolidated financial statements

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Crossroads Systems, Inc. (“Crossroads”) and its subsidiaries (collectively with Crossroads, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2011 Annual Report on Form 10-K filed on January 27, 2012 (“2011 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2011 and July 31, 2012, the results of its operations for the three and nine months ended July 31, 2011 and 2012, and its cash flows for the nine months ended July 31, 2011 and 2012.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending October 31, 2012.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Contracts to Modify or Customize Products

During the quarter ended July 31, 2012, the Company entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, the Company first looks to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  The Company then considers the appropriate recognition model for each accounting element based on the nature of the element and applies the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  The Company recorded approximately $0 and $0.4 million as revenue and approximately $0 and $0.5 million as a reduction of research and development expense related to these contracts for the nine months ended July 31, 2011 and 2012, respectively.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures or change a particular principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 beginning February 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

As of October 31, 2011 and July 31, 2012, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. As of October 31, 2011, the Company held $2,683,000 of commercial paper, and $702,000 of fixed income government agency debt securities. As of July 31, 2012, the Company held no investments. These instruments are classified as Level 1 of the fair value hierarchy, as fair value for these instruments is determined using observable, quoted prices for identical assets in active markets.

At July 31, 2012, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis. The estimated fair value of the Company's line of credit approximates the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of July 31, 2012.

3.	INVENTORY

Inventory consists of the following (in thousands):

	October 31,	July 31,
	2011	2012
		(Unaudited)

Raw materials	$170	$243
Finished goods	18	73
	$188	$316

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,	July 31,
		2011	2012
	Life (years)		(Unaudited)
Equipment	1-3	$19,099	$18,773
Furniture and fixtures	5	687	688
Leasehold improvements		553	567
		20,339	20,028
Less: Accumulated depreciation		(19,019)	(18,557)
		$1,320	$1,471

Depreciation expense was approximately $376,000 and $505,000 for the nine months ended July 31, 2011 and 2012, respectively.

5.	INTANGIBLE ASSETS

In 2006, the Company acquired Tape Laboratories, Inc, resulting in an intangible asset, purchased technology, of approximately $5.7 million. In 2007, the Company acquired Grau Data Storage, AG, resulting in an intangible asset, purchased technology, of approximately $0.7 million.

The following table presents details of intangible assets acquired (in thousands, except number of years):

	Amortization	October 31,	July 31,
	Period (Years)	2011	2012
			(Unaudited)
Intangible assets:
Technology	5	$6,407	$6,407
Accumulated amortization		(6,297)	(6,407)

Net carrying value		$110	$-

Amortization expense was approximately $582,000 and $110,000 for the nine months ended July 31, 2011 and 2012, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	July 31,
	2011	2012
		(Unaudited)

Payroll related	$1,475	$1,528
Professional services	271	222
Warranty reserve	22	16
Customer deposits	-	135
Other	388	435
	$2,156	$2,336

Included in payroll related accrued expenses as of October 31, 2011 was $587,000 related to bonus compensation, $407,000 of which was subsequently settled in January 2012 with 83,959 shares of common stock. Included in payroll related accrued expenses as of July 31, 2012 was $544,000 related to bonus compensation, $336,000 of which is expected to be settled in January 2013 with shares of common stock.

Warranty reserve activity during the year ended October 31, 2011 and nine months ended July 31, 2012 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2011
Warranty reserve	$30	$9	$(17)	$22

Nine months ended July 31, 2012 (unaudited)
Warranty reserve	$22	$12	$(18)	$16

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	July 31,
	2011	2012
		(Unaudited)

Product	$558	$354
Services	449	1,511
Other	2	43
	$1,009	$1,908

7.	LINE OF CREDIT AND LONG TERM LIABILITIES

The Company has a revolving line of credit with its bank. The committed revolving line provides for an advance of up to $4.0 million with a borrowing base of 80% of eligible accounts receivable. Interest accrues monthly at a rate of prime rate, plus a margin of 0.25%. The Company is required to satisfy certain financial and reporting covenants in conjunction with the line of credit. The line of credit will mature on December 27, 2012. As of July 31, 2012, there was approximately $1.97 million drawn and outstanding on the line of credit, and the Company was in compliance with the covenants.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 9, 2011, the Company entered into a term loan agreement with its bank.  The loan is available in draws of $0.5 million, with a maximum drawn balance of $3.0 million.  Each individual draw is to be repaid in equal monthly payments over 36 months, fully amortized, bearing an interest rate of Prime Rate, plus a margin of 2.5%.  The Company is required to satisfy certain financial and reporting covenants in conjunction with the term loan. As of July 31, 2012, there was approximately $2.6 million outstanding on the term loan, monthly installments on the term loan extend through March 1, 2015, and the Company was in compliance with all covenants.

Current portion of long term debt and long term liabilities consists of the following (in thousands):

	October 31,	July 31,
	2011	2012
		(Unaudited)
Current portion of long term debt:
Line of credit	$1,973	$1,973
Current portion of term loan	-	970
	$1,973	$2,943
Long term liabilities:
Long term deferred revenue	$126	$309
Long term portion of term loan	-	1,608
	$126	$1,917

Interest expense relating to the line of credit and the term loan was approximately $67,000 and $144,000 for the nine months ended July 31, 2011 and 2012, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through August 31, 2016. Rental expense under these agreements was approximately $412,000 and $363,000 for the nine months ended July 31, 2011 and 2012, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of $374,000 per year through the remaining lease term. Additionally, an unconditional, irrevocable letter of credit is no longer required.

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit in September of 2010, against 3Par, Inc., American Megatrends, Inc., Rorke Data, Inc., D-Link Systems, Inc., Chelsio Communications, Inc., DataCore Software Corporation, and IStor Networks, Inc. in a lawsuit styled Crossroads Systems, Inc. v. 3Par, Inc. et al, Civil Action No. 1:10-CV-652-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147. With the exception of Rorke Data, Inc., all of the defendants have settled in fiscal year 2011. The Company believes the terms of a settlement have been reached with Rorke Data, Inc. The Company expects to enter into a final settlement agreement and for the lawsuit to be dismissed during the fiscal quarter ending October 31, 2012. However, the Company can provide no assurance that a final settlement and dismissal of the lawsuit will be completed during this timeframe, on terms favorable to the Company, or at all.

The Company filed a lawsuit in January 2012, against Infortrend Corporation, Aberdeen LLC, Boost Systems, Inc., iXsystems, Inc. and Storageflex, Inc. in a lawsuit styled Crossroads Systems, Inc. v. Infortrend Corporation et al, Civil Action No. 1:12-CV-00104-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147. The case is proceeding against all defendants. A Markman Hearing is scheduled for September 11, 2012.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is a defendant in a lawsuit styled Infortrend Corporation v. Crossroads Systems, Inc., United States District of Delaware, Civil Action No. 1:12-CV-00968-UNA in July 2012.  This is an action alleging that the Company has infringed on Infortrend Corporation’s United States Patent No. 7,310,745.  Infortrend Corporation alleges that Crossroads Systems, Inc. makes, sells, offers for sale, and/or uses in the United States a product that infringes the claims of the ’745 Patent.  The plaintiff has granted Crossroads an extension of time to answer the complaint.

9.	STOCKHOLDERS’ EQUITY

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 68%, risk free interest rate of 1.47%, and expected term of 2.5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015.

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

On July 31, 2012, the Company issued and sold to Iron Mountain Incorporated (“IRM”) 582,524 shares of its common stock at $5.15 per share, for an aggregate purchase price of $3 million. IRM also agreed that it would not transfer the shares without the Company’s prior written consent until the one year anniversary date of the closing of the agreement. The Company also entered in a registration rights agreement with IRM, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) at IRM’s request, no later than sixty days following such request, and to keep it continuously effective until the shares covered by the registration statement have been sold or become eligible for sale pursuant to SEC Rule 144 without restriction on the volume of securities that may be sold in any single transaction, assuming for this purpose that the security holders are not affiliates of the Company.

10.	STOCK OPTIONS AND STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

The Company’s 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) was succeeded by the 2010 Stock Incentive Plan (the “2010 Plan”).  As of July 31, 2012, options to purchase 1,044,747 shares of common stock were outstanding, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,000,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.  As of July 31, 2012, options to purchase 1,165,100 shares of common stock were granted from the 2010 Plan, of which 1,073,622 were outstanding as of July 31, 2012. During the nine months ended July 31, 2012, common stock share grants of 83,959 were granted from the 2010 Plan.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2012, options to purchase an aggregate of 2,118,369 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,271,634 were vested. Under the 2010 Plan, 1,810,586 shares of common stock were available for future grants as of July 31, 2012.  The shares of common stock reserved for future grant are reduced by 31,833 options previously exercised under the 2010 Plan, and 83,959 shares of stock granted under the plan.  The exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years.  Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Nine months ended July 31,
	2011	2012
	(Unaudited)

Cost of revenue	$3	$24
Sales and marketing	113	403
Research and development	98	454
General and administrative	88	399
Total stock-based compensation	$302	$1,280

During the fourth quarter of the fiscal year ended October 31, 2011, management made the decision to pay 67% of the management bonus for the fiscal year ended October 31, 2011 with shares of the Company’s stock. Accordingly, 83,959 shares of common stock were granted in January 2012 valued at approximately $433,000. These stock grants were valued using the intrinsic value, which is the amount by which the stock price exceeded the exercise price of the shares on the date of the grant. During the nine months ended July 31, 2012 share based compensation expense of approximately $336,000 has been accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2012.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s stock. The expected term represents an estimate of the time options are expected to remain outstanding. The Company’s options that are exercised are restricted for one year from the date of exercise, therefore it does not believe the actual history of shares exercised is an accurate method of calculating expected term and uses the simplified method to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The variables used in the Black-Scholes calculation are listed below for the respective periods:

	Nine months ended July 31,
	2011	2012
	(Unaudited)

Expected dividend yield	0%	0%
Expected volatility	69 - 70%	69 - 71%
Risk-free interest rate	1.4 - 2.3%	0.7 - 1.0%
Expected term (years)	6.1	6.1

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock option activity for the nine months ended July 31, 2012 (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)

Outstanding at October 31, 2011	2,216,473	$3.90	6.63	$3.5
Granted	119,033	$4.85
Forfeited	(160,961)	$6.76
Exercised	(56,176)	$2.13

Outstanding and expected to vest at July 31, 2012	2,118,369	$3.79	6.38	$1.8

Exercisable at July 31, 2012	1,271,634	$3.99	4.81	$1.0

The weighted average fair value per option granted during the nine months ended July 31, 2011 and 2012 was $4.25 and $3.20 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended July 31, 2011 and 2012 was $158,778 and $187,407, respectively. During the nine months ended July 31, 2011 and 2012, the amount of cash received from the exercise of stock options was $62,375 and $119,778, respectively.

The Company did not grant any options to non-employees during the nine months ended July 31, 2011 and granted 13,000 options during the nine months ended July 31, 2012, the fair value of which was approximately $37,000.

At July 31, 2012, there was approximately $1,229,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.2 years. There were 188,304 and 268,977 options that became vested during the nine months ended July 31, 2011 and 2012, respectively, with the total fair value of these awards of approximately $322,000 and $488,000 respectively.

The following table shows information about outstanding stock options at July 31, 2012:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.64	$1.48	139,809	6.95	$0.74	102,322	$0.75
$1.56	$1.56	448,840	8.07	$1.56	156,386	$1.56
$1.76	$3.40	213,025	5.01	$2.28	209,550	$2.29
$3.52	$4.44	212,317	5.96	$3.72	146,873	$3.58
$4.48	$4.59	273,594	3.98	$4.51	267,458	$4.51
$4.60	$4.74	262,500	9.21	$4.75	-	-
$4.75	$6.07	431,728	6.52	$5.17	261,026	$5.25
$6.08	$10.64	136,556	1.92	$8.99	128,019	$9.12

$0.64	$10.64	2,118,369	6.38	$3.79	1,271,634	$3.99

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

Overview

We are a global provider of data archive solutions. Through the innovative use of new technologies, we deliver customer-driven solutions that enable proactive data security, advanced data archival, optimized performance and significant cost-savings. Founded in 1996 and headquartered in Austin, TX, we hold more than 100 patents and have been honored with numerous industry awards for data archival, storage and protection.

Our strategy and operations are currently focused on the following initiatives:

Strategic Focus

Our strategic focus is on high growth segments in the archiving storage sector that require enterprise data storage and protection solutions.  We currently ship the following products to this market: StrongBox, RVA, and SPHiNX. While all of our solutions serve various areas in the overall data protection market, we are focused primarily on the StrongBox solution. Strongbox offers organizations the ability to archive their valuable corporate data assets without disrupting their current architectures at a fraction of the cost of existing disk only based solutions with substantially decreased access times. We believe that StrongBox, with its tape-based physical storage, makes the return on investment very significant.

The StrongBox solution is a shared file storage system, which stores the files on open standard LTFS (linear tape file system) physical tapes. The StrongBox system also provides the necessary data protection, data security, and online access of files required in a consumer’s active archive environment. We have over 12 years of tape experience and knowledge which has enabled us to be first to market with StrongBox. This experience has created Crossroads’ specific capabilities and solution offerings which we believe are critical to customer acceptance of a tape-based shared storage system. We are currently driving our marketing and sales efforts to introduce StrongBox in the market, and to accelerate and drive StrongBox revenue. We believe that StrongBox addresses a huge market providing an innovative solution to significant customer problems.

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

We expect growth in national and international markets for StrongBox to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 2.9% and 8.8% of our total revenue in the nine months ended July 31, 2011 and 2012, respectively. As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications and to ship our products to our international customers. We may also incur increased foreign currency risk as we have more exposure to international markets.

Growing Our Market Reach

We expect that our strategy for StrongBox will provide visibility, customer acquisition and strategic partner relationships to expand the reach of StrongBox globally. We have identified specific market verticals best suited to utilize the StrongBox offering. Our initial market for StrongBox focuses on the media market as well as the security and surveillance, healthcare and government industries where we feel we can make a large impact.  While our marketing efforts are focused on this vertical approach, we believe that StrongBox can work for any company with long-term archive needs.  Therefore, we focus on website and search engine optimization and expansion of strategic partners to work with cloud storage and archiving service providers directly to offer the non-proprietary, secure, low cost and highly portable options we believe to be missing in cloud-based solutions today.

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property licensees with go-forward royalties derived from the ‘972 patent family, which accounts for 8 of our existing 110 granted patents and 31 pending patents as of July 31, 2012. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our claims. Generally, these cases are settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the nine months ended July 31, 2012 was $0.6 million, or approximately 6.0% of revenues.

We continue to look for different ways to extract value from our patents outside the ‘972 family, which may include commercial, financial and strategic initiatives.  Intellectual property, or IP, holds value beyond pure monetary reasons.  For example, we believe that the proprietary nature of our products is appealing to both end-users and strategic partners who view our products as not being easily replaceable.  Additionally, IP may be a significant barrier to entry for potential competitors.  Therefore, we will continue to assess the value of our current portfolio and attempt to expand and take advantage of our IP portfolio, particularly in relation to our StrongBox product.

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

Operating Expenses.  Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 101 employees as of July 31, 2011 and 128 employees as of July 31, 2012.

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

Interest Expense.  Interest expense consists of amounts charged by banks related to interest on our line of credit and term loans.

Critical Accounting Policies and Estimates

Contracts to Modify or Customize Products

During the quarter ended July 31, 2012, we entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, we first look to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  We then consider the appropriate recognition model for each accounting element based on the nature of the element and apply the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  We have recorded approximately $0 and $0.4 million as revenue and approximately $0 and $0.5 million as a reduction of research and development expense related to these contracts for the nine months ended July 31, 2011 and 2012, respectively.

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2011 Form 10-K.

Results of Operations

Three and Nine Months Ended July 31, 2012 Compared to the Three and Nine Months Ended July 31, 2011

Revenue.   Total revenue increased $0.9 million, or 36.6%, to $3.5 million for the three months ended July 31, 2012 from $2.6 million for the three months ended July 31, 2011. The increase is mainly due to the increase in product revenue from RVA and Strongbox.

Total revenue increased $0.8 million, or 9.1%, to $9.6 million for the nine months ended July 31, 2012 from $8.8 million for the nine months ended July 31, 2011. An increase in product revenue was offset by a decrease in IP license, royalty and other due to decreases in IP license revenue.

Product revenue for the three months ended July 31, 2012 increased $0.6 million, or 58.3%, to $1.6 million compared with $1.0 million for the three months ended July 31, 2011 due to an increase in Strongbox revenue of $0.5 million and an increase in RVA product revenue of $0.2 million, offset by a decrease in legacy router revenue of $0.1 million.

Product revenue for the nine months ended July 31, 2012 increased $1.2 million, or 35.2%, to $4.6 million compared with $3.4 million for the nine months ended July 31, 2011 due to an increase in RVA revenue of $1.0 million and Strongbox revenue of $0.6 million, partially offset by a decrease in SPHiNX revenue of approximately $0.2 million and a decrease in legacy router revenue of approximately $0.2 million.

IP license, royalty and other revenue consists of the following for the three and nine months ended July 31, 2011 and 2012:

	Three months ended July 31,		Nine months ended July 31,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
IP license revenue	210	188	1,376	573
HP royalty and PCS service revenue	1,166	1,033	3,417	3,298
PCS and other service revenue (non-HP)	185	691	552	1,070
IP license, royalty and other revenue	1,561	1,912	5,345	4,941

IP license, royalty and other revenues for the three months ended July 31, 2012 increased $0.4 million, or 22.5%, to $1.9 million compared with $1.6 million for the three months ended July 31, 2011 due to revenue recognized on the Iron Mountain Incorporated (“IRM”) development services agreement, offset by decreased shipments by HP of legacy router products.

Post Contract Support (“PCS”) and other service revenue (non-HP) increased $0.5 million to $0.7 million, or 273.5% for the three months ended July 31, 2012 from $0.2 million for the three months ended July 31, 2011, due to the revenue recognized from the IRM development services agreement, amounting to approximately $0.4 million, an increase in the number of customers covered by PCS contracts and an increase in PCS contract rates due to our newer product offerings.

IP license, royalty and other revenue for the nine months ended July 31, 2012 decreased $0.4 million, or 7.6%, to $4.9 million compared with $5.3 million for the nine months ended July 31, 2011, primarily due to a reduction in IP license revenue. No IP agreements were signed and no up-front payments were allocated to past shipments or recognized as revenue during the nine months ended July 31, 2012, compared to five IP agreements being entered into during the nine months ended July 31, 2011. The economic nature of these agreements is such that they are not consistent in terms of revenue recognition. The agreements include an initial receipt of cash upon entering into an agreement as consideration for royalties on past shipments. The amounts for past shipments reflected in historical financial statements have fluctuated from period to period and, to the extent that the number of new customers resulting from our licensing campaign decreases, historical results may not be indicative of future results.

PCS and other service revenue (non-HP) increased $0.5 million to $1.1 million, or 93.8% for the nine months ended July 31, 2012 from $0.6 million for the nine months ended July 31, 2011, due to the revenue recognized from the IRM research and development services agreement of approximately $0.4 million, an increase in the number of customers covered by PCS contracts and an increase in PCS contract rates due to our newer product offerings.

Cost of Revenue.   Cost of revenue increased $0.6 million, or 200.7%, to $0.9 million, for the three months ended July 31, 2012 from $0.3 million for the three months ended July 31, 2011 primarily due to the costs of revenue from the IRM development services agreement, of approximately $0.4 million, and an increase in the costs of revenue related to the release of the new release of our RVA of approximately $0.2 million.

Cost of revenue increased $0.4 million, or 37.3%, to $1.6 million, for the nine months ended July 31, 2012 from $1.2 million for the nine months ended July 31, 2011 due to the costs of revenue from the IRM development services agreement, of approximately $0.4 million, and an increase in the costs of revenue related to the new release of our RVA product of approximately $0.2 million, offset by a decrease in legacy routers costs of revenue of approximately $0.2 million.

Sales and Marketing.   Sales and marketing expenses increased $0.3 million, or 21.5%, to $1.6 million for the three months ended July 31, 2012 from $1.3 million for the three months ended July 31, 2011. This increase was mainly due to increases in payroll and related benefits of $0.1 million, and stock- based compensation of $0.1 million, primarily due to an increase in headcount of five employees since the fiscal third quarter 2011, or approximately 18%. Tradeshow and travel also increased by approximately $0.1 million. We expect the sales and marketing expenses to continue to increase as we promote our Strongbox product.

Sales and marketing expenses increased $0.8 million, or 22.6%, to $4.5 million for the nine months ended July 31, 2012 from $3.7 million for the nine months ended July 31, 2011. This increase was mainly due to increases in payroll and related benefits of $0.3 million and an increase in stock-based compensation of $0.3 million due to the increase in headcount. Tradeshow and travel also increased of approximately $0.1 million, and evaluation product to potential customers increased by $0.1 million, relating to the introduction of Strongbox.

Research and Development.    Research and development expenses increased $0.3 million, or 10.9%, to $3.2 million for the three months ended July 31, 2012 from $2.9 million for the three months ended July 31, 2011. This increase was primarily due to increases in payroll and related benefits of $0.2 million, an increase in recruiting fees of $0.2 million, and an increase in stock-based compensation of $0.1 million. Headcount in the research and development departments has increased nineteen employees since the fiscal third quarter 2011, or approximately 31%. This increase in headcount is related to StrongBox development and support, to accelerate the product to market, occurring in the first quarter of fiscal 2012, and for continued development and support since that time. These increases were offset by decreases in consulting and contract labor of $0.1 million, and an increase in customer reimbursed expenses of $0.1 million.

Research and development expenses increased $0.8 million, or 10.2%, to $8.7 million for the nine months ended July 31, 2012 from $7.9 million for the nine months ended July 31, 2011. This increase was due to increases in payroll and related benefits of $1.0 million, stock-based compensation of $0.3 million due to an increase in headcount, and depreciation of $0.1 million. These increases are offset by customer reimbursed expenses of $0.5 million and a decrease in professional fees of $0.1 million.

General and Administrative.   General and administrative expenses increased $0.3 million, or 40.6%, to $0.9 million for the three months ended July 31, 2012 from $0.7 million for the three months ended July 31, 2011. This increase was due to an increase in professional fees of $0.1 million, payroll and related benefits of $0.1 million, and stock-based compensation of $0.1 million.

General and administrative expenses increased $0.4 million, or 17.8%, to $2.5 million for the nine months ended July 31, 2012 from $2.1 million for the nine months ended July 31, 2011. This increase was due to increases in stock-based compensation and related benefits of $0.3 million, and payroll and related benefits of $0.1 million.

Amortization of intangible assets.   Amortization of intangible assets expense decreased $31,000, or 66.0%, to $16,000 for the three months ended July 31, 2012 from $47,000 for the three months ended July 31, 2011. The decrease was due to the 2011 period containing quarterly amortization of purchased technology that was fully amortized during the third quarter of fiscal 2012, and the corresponding period in 2012 containing only one month of amortization related to this purchased technology.

Amortization of intangible assets expense decreased $0.5 million, or 81.1%, to $0.1 million for the nine months ended July 31, 2012 from $0.6 million for the nine months ended July 31, 2011. The decrease was due to the 2011 period containing amortization of purchased technology that became fully amortized during the corresponding period in 2012, as described above.

Interest expense.   Interest expense increased $46,000, or 158.6%, to $75,000 for the three months ended July 31, 2012 from $29,000 for the three months ended July 31, 2011. The increase was due to interest on the draw of $3.0 million on our term loan facility, during the first and second fiscal quarters of 2012.

Interest expense increased $0.1 million, or 97.8%, to $0.2 million for the nine months ended July 31, 2012 from $0.1 million for the nine months ended July 31, 2011. The increase was due to interest on the draw on our term loan facility, during the first and second fiscal quarters of 2012, as described above.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our working capital and capital expenditure needs, as we continue to introduce StrongBox into the marketplace. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash provided by operations, customer reimbursed expenses, proceeds from the sale of our common stock, and funds available under our credit agreements. We cannot be sure, however, that this will be the case, and we may seek additional financing in the future. The following table summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended July 31,
	2011	2012
	(in thousands)

Net cash used in operating activities	$(3,498)	$(5,470)
Net cash (used in) provided by investing activities	(5,931)	2,700
Net cash provided by financing activities	62	5,738
Net (decrease) increase in cash and cash equivalents	(9,220)	2,954

Cash, cash equivalents and short term investments, end of period	9,455	10,290

Net cash used in operating activities increased to approximately $5.5 million during the nine months ended July 31, 2012 from approximately $3.5 million during the nine months ended July 31, 2011 due primarily to increased losses for the nine months ended July 31, 2012. Losses increased due to the increased spending in research and development, as well as sales and marketing, while revenue did not accelerate at the same pace. The increase in net cash used in operating activities was also a result of less cash provided by accounts receivable during the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011 due to fluctuations in cash receipts from IP license agreements, offset by an increase in deferred revenue due to cash received to complete development contracts for strategic partners during the nine months ended July 31, 2012. In addition, the increase in net cash used in operating activities was a result of cash payments on accounts payable increasing primarily due to payments made for professional services relating to IP license agreements that closed during the fourth quarter of fiscal year 2011.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs for our research and development efforts, and the purchase of investments with available cash, offset by maturities of our short term investments. Net cash provided by investing activities was approximately $2.7 million in the nine months ended July 31, 2012 compared to a use of $5.9 million in cash during the nine months ended July 31, 2011. Included in the nine months ended July 31, 2012 is the maturity of short term investments of $3.4 million, net of purchases. In the nine months ended July 31, 2011, purchases of $4.9 million of short term investments, net of maturities, accounted for the large use of cash.

Cash flows provided by financing activities in the nine months ended July 31, 2012 was $5.7 million, compared to cash provided by financing activities in the nine months ended July 31, 2011 of $62,000. This increase was primarily due to the sale of 582,524 shares of our common stock to IRM for an aggregate purchase price of $3.0 million in July 2012 and $2.6 million in draws, net of principal repayments, on our term loan during the nine months ended July 31, 2012.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures or change a particular principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 effective February 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property Litigation

We filed a lawsuit in September of 2010, against 3Par, Inc., American Megatrends, Inc., Rorke Data, Inc., D-Link Systems, Inc., Chelsio Communications, Inc., DataCore Software Corporation, and IStor Networks, Inc. in a lawsuit styled Crossroads Systems, Inc. v. 3Par, Inc. et al, Civil Action No. 1:10-CV-652-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147. With the exception of Rorke Data, Inc., all of the defendants have settled in fiscal year 2011. We believe the terms of a settlement have been reached with Rorke Data, Inc. We expect to enter into a final settlement agreement and for the lawsuit to be dismissed during the fiscal quarter ending October 31, 2012. However, we can provide no assurance that a final settlement and dismissal of the lawsuit will be completed during this timeframe, on terms favorable to the Company, or at all.

We filed a lawsuit in January 2012, against Infortrend Corporation, Aberdeen LLC, Boost Systems, Inc., iXsystems, Inc. and Storageflex, Inc. in a lawsuit styled Crossroads Systems, Inc. v. Infortrend Corporation et al, Civil Action No. 1:12-CV-00104-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147. The case is proceeding against all defendants. A Markman Hearing is scheduled for September 11, 2012.

We are a defendant in a lawsuit styled Infortrend Corporation v. Crossroads Systems, Inc., United States District of Delaware, Civil Action No. 1:12-CV-00968-UNA in July 2012.  This is an action alleging that the Company has infringed on Infortrend Corporation’s United States Patent No. 7,310,745.  Infortrend Corporation alleges that we make, sell, offer for sale, and/or use in the United States a product that infringes the claims of the ’745 Patent.  The plaintiff has granted us an extension of time to answer the complaint.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in our Form 8-K filed with the SEC on August 2, 2012, on July 31, 2012, we issued and sold to Iron Mountain 582,524 shares of our common stock for an aggregate purchase price of $3 million. Iron Mountain also agreed that it would not transfer the shares without our prior written consent until the one year anniversary date of the closing of the agreement. We also entered in a registration rights agreement with Iron Mountain, pursuant to which we agreed to prepare and file a registration statement with the SEC at Iron Mountain’s request, no later than sixty days following such request, and to keep it continuously effective until the shares covered by the registration statement have been sold or become eligible for sale pursuant to SEC Rule 144 without restriction on the volume of securities that may be sold in any single transaction, assuming for this purpose that the security holders are not affiliates of ours. The shares were issued in reliance on the exemption the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, based on the private sale of the shares to an “accredited investor” (as such term is defined under Regulation D). The transaction did not involve any underwriters, underwriting discount or commissions. Iron Mountain represented its intention to acquire the shares for investment for its own account and not with a view to, or for resale in connection with, any distribution thereof.

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

CROSSROADS SYSTEMS, INC.

September 14, 2012	/s/ Robert C. Sims
(Date)	Robert C. Sims
President and Chief Executive Officer
(Principal Executive Officer)

September 14, 2012	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

