Form 10-K
period 2012-10-31
CROSSROADS SYSTEMS INC
filed 2013-01-25
CIK 1093207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐       No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐       No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No   ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of April 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $5.92 per share on the Nasdaq Capital Markets, was $64,356,557.

11,827,458 shares of Common Stock were outstanding at January 23, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CROSSROADS SYSTEMS, INC.

FORM 10-K

i

PART I

Item 1.	Business

Overview

Crossroads Systems, Inc. (“Crossroads” “the Company” “we” or “us”) provides, develops and markets patent pending products that provide online access to data archives through tape-based archive storage solutions that replace disk-based storage devices at a fraction of the cost, enabling businesses to change the way they approach their long-term data archiving needs.

Founded in 1996 and headquartered in Austin, TX, we hold more than 100 patents and have been honored with numerous industry awards for data archival, storage and protection. Our products are sold worldwide for use in mission critical environments for Fortune 2000 companies.  In fiscal year 2012, we introduced our Crossroads StrongBox ® product, a network attached storage (“NAS”) solution based on tape for long-term archive data.  We believe StrongBox is the first fully portable, open-standard, online all-the-time data storage vault that meets the cost, life expectancy and scalability requirements for companies needing to solve their long-term data archiving needs.

Our strategic focus is on enterprise scale archive storage in high data growth markets. We currently ship the following products to these markets: StrongBox, Read Verify Appliance (“RVA”) and SPHiNX. While all of our solutions solve various problems involving data storage, protection and archive, we are focused primarily on the StrongBox solution. Our initial target markets for StrongBox is comprised of entities that create imaging or video content, which is generally described as rich content media. This type of data is non-compressible and kept for significant periods of time, years, if not indefinitely. These target customers are faced with the limitations of disk-based solutions; high-cost, low reliability, and the inherent inability to scale in an affordable way. The initial markets for our strategy involve media and entertainment, video surveillance, healthcare, and government as they apply to rich-content media. Therefore, our marketing and sales focus is on these vertical markets. We mainly sell these products through a network of original equipment manufacturers (“OEMs”), system integrators (“SIs”), and value added reseller (“VAR”) channels for our US and European operations.

Market Opportunity

Growth of Data Storage

The efficient generation, storage, management, archival and retrieval of digital data and content has become increasingly strategic and mission-critical to organizations. In essence, we believe storage and archive has become a non-discretionary purchase. The volume of this data continues to grow rapidly, driven by several factors, including, among others:

•	the expansion of different types of data, especially non-compressible data such as imaging and video content;
•	older analog methods being replaced through digitization (e.g. reels of film at a movie studio being replaced by digitization);
•	new regulations and corporate policies requiring additional and longer periods of time on data storage and archive for business records;
•	the emergence of internet-based communication protocols which enable users to rapidly duplicate, change and re-communicate data; and
•	the emergence of cloud based computing and storage.

This rapid data storage growth is driving the need for more cost-effective yet accessible long-term archive storage. Historically, tape-based products have been used due to their low cost, low power and long-term reliability. However, in the world of archive, data access demands the archive to be readily available, online and accessible to the user sitting at their workstation. Until recently, disk or memory-based products have been the only way for users to access online data. We believe that there are three main drivers to data growth: the cost to acquire, store and access data. As the cost of any or all of these three drivers comes down, businesses and governments will tend to keep more data longer. We believe that Crossroads’ products help reduce the costs for two of those drivers, namely the costs associated with storing and accessing data.

Current Market Environment

Recent innovations

There have been significant recent innovations in the operating and storage capabilities of tape-based systems that minimize some of the restrictions previously associated with tape and allow tape-based solutions to serve an expanding market need. An industry consortium made up of leading tape manufacturers, such as IBM and HP, have created a technology called Linear Tape File System (“LTFS”), which enables tape devices to write and read random files just like disk devices, increasing the flexibility of this proven storage technology. In addition, consortium participants have announced 35 and 50 terabyte per cartridge capabilities enabled in future offerings. Both of these developments demonstrate the value of investment in tape-based storage for providing cost-effective data archives to our target customers.

Disk drives have seen significant cost-per-gigabyte stored reductions over the last decade; however, the last three to four years has seen a slow down. The disk drive manufacturers have failed to achieve the rapid doubling seen earlier in the decade and costs have not reduced at the same rate over the same period of time. We believe that there are significant reliability and scalability challenges ahead for the disk industry, which will also cause the rate of cost/performance to continue to slow. However, the tape industry continues to show significant capacity growth and performance improvements, making tape based systems increasingly attractive to buyers. The cost per gigabyte of tape is and will continue to remain below disk as LTFS advancements continue.

Big Data

Today organizations are facing increasing challenges to manage the growing stores of data. Much of this is driven by a rapid transition to rich media types of non-compressible data including imaging and video content. Customers are increasingly deploying storage virtualization and data tiering to deal with the massive size of data and the differing types of data being stored and archived. This unbridled data growth has driven the current disk only based storage solutions to the budget, power and space limit.

Increasing Storage Resources in the Cloud

Storage within the “cloud” involves large, centralized data centers that offer storage resources often combined with computing power, running cloud based applications. The overall benefit of the cloud is a seamless access to personal or corporate data via the internet or “centralized cloud.” The applications are managed by a third party, removing update headaches, while providing a constant up-to-date solution for the customer. There are stand-alone cloud offerings for storage providing many of the same benefits for the user. No longer does the customer have to manage the ever-expanding physical storage in the data center, they simply order more capacity from the cloud provider. All of the concerns around data integrity, protection, and disaster abatement are managed by the cloud provider, removing significant headaches from the customer’s plate. There are multiple deployment models such as private clouds, public clouds and hybrid clouds, all designed to solve specific needs for the customer. Regardless of the deployment type, there are significant storage requirements and the need to archive specific data assets.

Competitive Strengths

We believe we are well positioned to meet the rapidly growing needs of OEM, VARs and SIs for their customers’ archive solutions because we possess the following key business strengths:

•	Intellectual Property – Crossroads has been a technology innovator from its founding in 1996. This creativity has been leveraged to create unique solutions to tough problems that exist in providing answers to the data growth problem. We are very focused on protecting this intellectual property by filing patents supporting this development effort and have 103 issued patents and 34 in process within the Patent Trademark Office (“PTO”).
•	Tape Systems Interfacing – Crossroads is unique in the market in our experience with the management and interfacing with the variety of tape drive and library manufacturers. While these devices follow the industry standards, there are always nuances and operational results that are different for each. Over the course of the last 16 years, Crossroads has developed and brought to market solutions that create a seamless interoperability with the variety of manufactures providing the customer with a quality, reliable and repeatable solution regardless of the chosen tape vendor.
•	Tape System Reliability – Crossroads has leveraged our tape device interfacing expertise to create a real-time, holistic view of the tape drive, library and media. This capability allows us to proactively manage the physical data store such that issues which might cause long term damage or data loss can be more readily avoided thus providing a highly reliably, long term storage system.
•	Storage Archive Optimization – Crossroads has solved the challenges of creating random accessibility for the individual user accessing their files with linear tape devices. Our technology provides a simple, familiar interface for the user, requiring nothing special or unique on their part, while storing and accessing archive data from linear tape.
•	Seamless Scalability – Customer archive storage needs are forever growing and Crossroads has created the ability to scale the archive storage without requiring any customer downtime or reset. As their needs grow, the capacity can scale by simply enabling additional capacity via a software license key. No additional hardware is required, no reset of the system and no changes to the user’s computers.

•	Seamless Migration – As the underlying tape technology advances with new tape drives and associated media, Crossroads has the ability to transparently migrate archived files from the older media to the newer while keeping access to all files at all times. This allows the customer to take advantages of the new hardware functionality, yet not embark on major IT projects to bring the older data assets into the new environment.

Growth Strategy

Our objective is to grow our business as a provider of archive solutions while reaching profitability. To achieve our objective, we intend to focus on organic revenue growth. We intend to expand our network of OEM, VARs and SIs focused on our initial target verticals for StrongBox and add features to our current StrongBox product to target new market verticals.

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

Our strategy is to deliver solutions into focused markets where the data generated is critical to the ongoing operations of the business. We also target entities that generate specific data types such as imaging and video, where data compression does not exist and where the data they generate is projected to continue growing exponentially into the foreseeable future. This strategy takes advantage of the built in cost benefits of tape-based storage over disk-based storage since the advantages of tape (scalability, reliability, cost) are greater when data retention requirements and the value of that data are high. Additionally, rich content media does not compress or de-duplicate, further reducing the options of disk based solutions.

Our product strategy consists of tactical business operation solutions with the primary focus of being the first to market with the LTFS open-standard, low-cost, highly reliable tape based archive. While LTFS is an open-standard based technology, StrongBox is a proprietary solution that leverages LTFS and provides an enterprise NAS solution. While the LTFS specification allows tape to be accessed directly, Crossroads has developed and applied for patents for the technology that allows the seamless handling of data in such a manner to allow for programs to interact with the archive data as if it were on spinning disk. We believe this technology is critical to the online archive market and feel that our IP generated will be required for its effective wide-spread use thereby providing Crossroads with market differentiation and legal protection. We have filed multiple patents protecting our valuable Intellectual Property (“IP”) generated through the creation of StrongBox. Many of the mechanisms and processes needed to create a tape-based enterprise NAS were challenging and we believe we employ some of the industry’s most knowledgeable tape engineers. In fact, Crossroads has been a proven innovator in tape-based solutions since its inception in 1996.

Our go-to-market strategy mirrors our product focus. We expect to continue to expand our VAR, OEM and SI partners with a focus on the rich content media verticals. We carefully select partners that have specific industry knowledge and are respected for their support and expertise at the end customer. Our sales force is also hired for their vertical market experience and capability to communicate and understand specific vertical requirements.

We have developed and continue to develop a strong patent portfolio as a result of our research and development efforts, something we believe gives us a sustainable competitive advantage. We believe we have an extensive and distinctive knowledge about tape and have focused on protecting our IP through a licensing campaign. Licensing fees have been an ongoing component of revenue as a result of this licensing campaign. We maintain an active licensing program related to the ’972 patent family which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. We believe that we may be able to use the other components of our intellectual property portfolio to generate revenues through multiple avenues as well.

Our Current Revenue Sources

We generate a portion of our revenue through an IP licensing campaign in which companies contractually agree to pay us either an upfront licensing fee, or a combination of upfront initial fees as well as on-going licensing fees for use of our ‘972 family of patents.  Our products are mainly delivered as software via a hardware appliance.  We also provide post contract support, or PCS, and professional services.  Our products include:

•	StrongBox offers a NAS storage solution focused on low cost, data archive with built in data protection;

•	SPHiNX ® provides data protection from the desktop to the data center, functioning as a virtual tape library to ensure holistic data protection;

•	ReadVerify® Appliance (RVA®) proactively monitors tape media and the overall health of tape drives; and

•	Fibre Channel (FC) Storage Bridges and Storage Routers offer connectivity and protocol conversion from the FC Storage Area Network (“SAN”) to Small Computer System Interface (“SCSI”) tape and disk storage device interfaces.

StrongBox

StrongBox offers organizations the ability to archive their valuable corporate data assets without disrupting their current architectures at a fraction of the cost of existing disk-only based solutions. The StrongBox solution is a shared file storage system, which stores the files on open standard LTFS physical tapes. The StrongBox system also provides the necessary data protection, data security, and online access of files required in a customer’s active archive environment.

We believe StrongBox addresses a large and expanding market providing an innovative solution to significant customer problems. Rich content media is growing at an exponential rate and is projected to be over 160,000 petabytes by next year. This content is ideal for StrongBox as the data must be stored for years, yet an individual file must be available within minutes to an end user through the simple click of their mouse. In many cases, hundreds if not thousands of terabytes are being generated by companies ranging from a few employees to thousands of employees based on the nature of their business. Regardless of size, no business can afford to keep decades old content on spinning disk due to its acquisition cost, but more importantly, the cost to continuously power the disk array and pay maintenance on the physical hardware. Additionally, disk arrays are only supported for three to five years requiring wholesale replacement multiple times over the life of the data. StrongBox enables this click and open access yet stores the information on highly reliable, scalable tape media. The StrongBox manages and verifies the data and auto-migrates the files over time as new higher-capacity tape drives become available. Therefore, the customer has a solution providing file access to the end user within minutes regardless if the data was created yesterday or 20 years ago.

We have over 12 years of tape experience and knowledge, which has enabled us to be first to market with StrongBox. This experience has created Crossroads’ specific capabilities and solution offerings which we believe are critical to customer acceptance of a tape-based storage system. We are currently driving our marketing and sales efforts to introduce StrongBox in the market, and to accelerate and drive StrongBox revenue.

We deliver our current offerings to the market through hardware appliances. This strategy allows us to use off-the-shelf hardware platforms, which can easily be customized to support specific OEM or SI specifications. We believe this strategy provides us with low-cost, high performance options that can be quickly deployed with minimal disruption to customers all the while minimizing inventory.

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We mainly sell these products through a network of OEMs, SIs and VARs.

SPHiNX

SPHiNX provides complete disaster recovery capabilities for mid-range server, open systems and the desktop host environment and is designed to scale easily to grow with a customer’s business. As a primary repository for data center backups, SPHiNX can be used as secondary tiered storage for replicated data to meet disaster recovery requirements. As a disk-based data protection solution, SPHiNX maximizes reliability and improves backup and restore success rates by eliminating associated drive or media errors. SPHiNX offers flexible functionality as a virtual tape library for rapid, reliable data recovery with reduced data loss and minimal downtime. SPHiNX is delivered via a dedicated appliance with hot swappable drives and redundant power supplies to ensure high system availability.

The increasing data storage needs of companies are forcing storage administrators to implement faster and more reliable backup systems to protect their corporate data.  We believe that existing solutions have not been adequate.  With SPHiNX, backups can be streamlined for improved performance, and restores are exponentially faster than using traditional tape drives. Multiple host systems can be secured and connected to SPHiNX as a shared resource for several systems or partitions with multiple backup streams supported from any single system. With immediate access to stored data, SPHiNX drastically reduces recovery time to meet increasing stringent recovery time objectives and recovery point objective requirements. A customer can reduce capital expenditures and operational expenses by consolidating the number of tape devices and media that must be maintained.  We believe that customers looking to migrate away from older tape backup solutions face a significant problem integrating new storage technologies with existing backup software applications.  We have been successfully integrating our solutions with other leading technologies for more than 15 years. Incorporating the technology we have developed, SPHiNX can emulate many standard tape drive and library formats to be compatible with existing backup applications. SPHiNX can integrate with most leading backup applications with no disruption to current backup policies and processes.

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

ReadVerify Appliance

Our ReadVerify Appliance (“RVA”) proactively validates the integrity of tape backup systems and provides an easy to use, real-time way to monitor, track and report on the performance, utilization and health of tape devices and tape media. Providing visibility into the causes of incomplete or failed backups, RVA helps customers address media and hardware issues before a catastrophic failure threatens their data and business.

RVA proactively monitors tape backups and reports cartridge and drive statistics collected during backup operations. Automatic alerting and reporting provides critical information on impending media or drive failures, overall utilization and performance of tape media and drives. RVA uses built-in reporting for load balancing and to proactively address media and hardware failure.

ArchiveVerify, or AV, an optional feature for RVA, reduces the risk of losing data stored on tape and reduces backup and archive costs. With AV, verification procedures are automatically initiated, and analysis conducted on the entire written length of tape media to ensure that what has been written to tape can be read back. Reporting capabilities help fulfill requirements for service level agreements and regulatory compliance audits.

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

RVA is a mature product, having launched in 2006.  It is sold through our existing VAR channel partners as a companion to tape library sales, or as an after-market add-on monitoring tool to existing tape library environments.  RVA is also sold through OEM partners who co-brand or rebrand RVA as a product sale or as a service offering.  In addition to providing a library monitoring service, with the Archive Verify feature Crossroads or its partners can provide a service built around analyzing a customer’s existing archival tape store to ensure the data written to tape can be read back.

Fibre Channel (FC) Storage Bridges and Storage Routers

Our Fibre Channel Storage Bridges and Routers provide connectivity and protocol conversion from the Fibre Channel (FC) Storage Area Network (SAN) to tape and disk storage device interfaces. Our bridges provide value by extending the useful life of SCSI storage resources and aggregating device ports to save on switch port expenses. They are simple to deploy via either rack or desktop, manage using command line interface (“CLI”) or Ethernet interface options and support with field updateable firmware. Our bridges are designed to add reliability to SANs by detecting and tracking path readiness and network event errors and reporting configuration issues and conflicts.

The Crossroads’ Storage Bridge and Router product line is mature, having been developed and sold since the company’s inception.  The Company has begun to end of life these products. We will continue to receive maintenance as these products will continue to be supported through various dates ending April 17, 2015.

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

We develop and protect our technology and know-how, principally in the field of data storage. As of October 31, 2012, we held 103 U.S. patents and have 34 pending US patent applications. We also hold a number of foreign patents and patent applications for certain of our products and technologies.

It is unknown if any of the pending patent applications will issue as patents. The patent applications may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable.

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

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls. This includes contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

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

PCS and Professional Services

Most product sales include PCS services, which consist of software updates and customer support. Software updates provide customers access to maintenance releases and patches released during the term of the support period. Support includes telephone and internet access to technical support personnel and hardware support.

We offer tiered customer support programs through the sale of support and services, or PCS, contracts. Customers that purchase PCS services are granted rights to accelerated shipment of replacement parts or onsite hardware repair and support, and software updates and maintenance releases that become available during the support period. Our support and services contracts are typically offered for periods of one to three years. We offer product support to all of our customers, including those customers who purchase our appliances through our channel partners.

North American customers are supported from our headquarters in Austin, Texas. European customers are supported by a third-party vendor located in Europe, in addition to our headquarters.

Out-of-warranty repairs are included in product revenue and recognized upon completion of the repair. On occasion, installation and professional services may also be delivered with the product as part of a bundled solution.

Principal Markets and Distribution Channels and Marketing

We employ a multi-channel distribution strategy, selling products and services to end users through channel partners such as OEMs, SIs and VARs. We have over 50 channel partners in the US and Europe that help market and sell our appliances, typically with the assistance of our sales team. Our sales force is responsible for managing and overseeing sales within their geographic territories, including North America and Europe. This joint sales approach combines the benefit of our having relationships with substantially all of our customer accounts with the reach and relationships of our channel partners, especially internationally. We intend to expand these channel partner relationships, and add new channel partners in the future to further extend our distribution coverage.

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

Customers

Customers for our products and services include a variety of OEMs, SIs and VARs in order to reach end user customers from small businesses to government agencies and large, multinational corporations. Our customers also include parties that we have entered into contracts with for the use of our patented technology through our licensing campaign. Our sales are concentrated with several key customers. In fiscal year 2012, sales to our top three customers represented 69.7% of revenue in fiscal 2012 and 79.7% of revenue in fiscal 2011.

A large portion of our revenue comes from either our licensing campaign or OEM relationships.  OEM relationships require several years to begin and must be considered in our time to market requirements. We are party to a software license and distribution agreement with Hewlett-Packard (“HP”) whereby we license to HP certain software products and intellectual property rights for use in HP’s products. HP pays us royalties and support fees pursuant to contractual formulas in the agreement. Sales to HP comprised 49.1% of revenue in fiscal 2012, compared to 71.3% of revenue in fiscal 2011, which included IP license revenue.

Competition

The market for our products is highly competitive and is driven by rapidly changing technology. While all of our solutions surround the tape-based markets, not all solve the same problem and therefore, the competition for each varies.

StrongBox

The StrongBox solution is an enterprise NAS device and competes within the NAS market. StrongBox is unique in that it is the only tape-based pure NAS in the market. Disk based competitors include companies such as EMC Corporation, Data Direct Network, and NetApp, Inc.; however, we also can partner with these same providers in cases where customers require low-cost, long-term archival storage. This cooperative competition occurs mostly in the large data environments where the customer is defining the solution. For smaller data environments, there are a variety of competitors including Amplidata, Rorke Data, Active Storage and Aberdeen. In this space, it is truly a choice between StrongBox or the competitor’s NAS. Our position against competitors is based on price and the built-in data protection the StrongBox provides that disk-based solutions cannot.

There are other tape-based file storage solutions that we compete with in specific markets and industries. These solutions have been labeled as hierarchical storage managers (“HSMs”). There are significant differences between the StrongBox and these solutions: (1) HSM requires agents to run on each of the users systems, while StrongBox does not; (2) the HSM creates proprietary media that requires the exact version and catalog of the HSM to read, while StrongBox uses LTFS (an open standard) that can be read on any LTFS supported device; (3) the HSM requires a proprietary interface for users, while StrongBox allows the use of standard file browsers like Windows Explorer and Mac Finder; (4) HSM is complex, difficult to install and manage, while StrongBox takes less than half an hour to install and requires little management post set-up; (5) most HSMs are expensive, while StrongBox costs less because there are fewer components and less required management.

There are LTFS based solutions in the market from Companies like IBM, Quantum, and Cache; however, they are targeted to the single-system, non-enterprise environments. These solutions generally only scale to approximately 35 terabytes where a StrongBox can scale into the hundreds of petabytes. We believe that none of them provide enterprise NAS functionality – which we consider to be the most basic, the ability for multiple users to write and read from the NAS. It is possible that we might compete at the very low end of this space; however, we believe the features and functionality a StrongBox provides far out weigh the few thousand dollars difference in customer cost.

SPHiNX

In addition to competing with traditional providers of tape-based storage systems, such as Oracle, IBM, HP and Quantum Corporation, we compete with other virtual tape storage companies such as TSI, Falconstor Software Inc. and EMC. Some of our competitors sell, or have announced plans to sell, products and services to connect, protect and secure business-critical data that compete directly with our offerings.

In general, while these companies have product offerings that have similarities to our solutions, we believe our go-to-market approach either positions us outside of their target markets or positions us in a niche market where other competitors have not chosen to offer competing solutions. We believe the principal factors on which SPHiNX competes are as follows:

•	highly scalable, enterprise-class designs;

•	innovative features and functionality;

•	integrated virtualization technology;

•	product features and enhancements, including ease of implementation and use, performance, scalability, reliability, replication and multi-protocol support;

•	high performance, low latency storage routing;

•	product pricing and total cost of ownership;

•	product interoperability with customer networks and backup software;

•	industry credibility and emerging market presence; and

•	customer support and services.

RVA

The main competitor for RVA is the market itself. There are no stand alone, software competitors to the RVA in the market. There are storage system managers that monitor disk-based storage but the RVA is unique in that it monitors tape drives, media and libraries. There are other tools that some of the tape library manufacturers provide such as those provided by SpectraLogic and Oracle; however, those solutions only work within a single library and only for their library. The RVA works across multiple libraries and different manufacturers as well as providing richer-content trending analysis and reporting details.

We continue to pursue strategic OEM and SI relationships for our products and services, which, along with our growing branded VAR channel, we expect to expand the breadth and reach of our solutions worldwide. As one of the few storage software companies with deep tape based knowledge, we offer solutions that can augment the offerings of larger suppliers without competing directly with their products to meet particular customer needs that we believe other companies’ offerings do address. However, many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing and other resources than we have. Our competitors may offer to sell their products and services at more attractive prices than we offer, and potential customers may prefer to purchase from their existing vendors rather than a new vendor regardless of product performance or features. Some of our competitors have also entered into relationships with original equipment manufacturers, or OEMs, that could provide those competitors with sales, marketing, distribution and other advantages.

Employees

As of October 31, 2012, we had 139 employees in offices around the world. Of the total employees, 44 were engaged in sales and marketing, which includes business development, 12 of which operate in our sales and support office in Germany, 78 in research and development and 17 in general and administration, support and services and operations, 3 of which were fully allocated to costs of revenue departments. None of our employees are represented by a labor union, and we consider current employee relations to be good.

Environmental Compliance

Our business involves purchasing finished goods as components from different vendors and then assembling and configuring these components into finished products at our facilities. Accordingly, we are not involved in the actual manufacturing of components, which can often involve significant environmental regulations with respect to the materials used, as well as work place safety requirements. Our operations and properties, however, do remain subject in particular to domestic and foreign laws and regulations governing the storage, disposal and recycling of computer products. For example, our products are subject to the European Union’s Directive 2002/96/EC Waste Electrical and Electronic Equipment and Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment. To date, we have not been the subject of any material investigation or enforcement action by either U.S. or foreign environmental regulatory authorities. Further, because we do not engage in primary manufacturing processes like those performed by our suppliers who are industrial manufacturers, we believe that costs related to our compliance with environmental laws should not materially adversely affect us.

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

Our business involves various risks. When evaluating our business and any investment in our securities, investors and prospective investors should consider carefully the following information in conjunction with the other information contained in our periodic filings with the Securities and Exchange Commission and in any prospectus or prospectus supplement pursuant to which our securities may be offered. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, make our financial results poorer and decrease our financial strength, and may cause our stock price to decline. In that case, you may lose all or a part of your investment in our securities.

Risks Related to Our Business and Industry

Recent turmoil in the financial markets and the global economic conditions have adversely affected and may continue to adversely affect our industry, business and gross margins.

The challenging economic conditions in the U.S. and world economic markets and the future economic environment may continue to be significantly less favorable than those of recent years. Our business depends on the overall demand for information technology, in particular for data storage and protection products for backup storage and network-based disaster recovery. Information technology spending has historically declined with worsening general economic and market conditions, and we believe the economic conditions have already caused our customers to significantly reduce or delay their information technology purchases and that these reductions and delays have negatively impacted demand for our products and services and our business. If the U.S. and global economic conditions continue to worsen, and the U.S. and world economies do not improve for an extended period of time, or if our customers believe such a downturn will continue for the foreseeable future or become more severe, then our customers may continue to significantly reduce their information technology budgets and may decrease their demand for our products and services.

As a result of this economic slowdown and the continued tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued global economic conditions may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations. Currency fluctuations relating to the financial crisis could also negatively affect our international customers’ ability or desire to purchase our products. In addition, continued weakness in the economy could cause some of our resellers and other customers to become illiquid, delay payments or adversely affect our collection on their accounts, any of which would result in a higher level of bad debt expense.

The global economic conditions may not only cause our customers to significantly reduce or delay their information technology budgets, which would negatively impact demand for our products and services, but may also result in:

•	increased price competition for our products, not only from our competitors, but also as a result of our customer’s or potential customer’s utilization of inventoried or underutilized products, which could put additional pressure on our near term gross profits;
•	risk of excess or obsolete inventories;
•	excess engineering capacity and higher associated overhead costs as a percentage of revenue; and
•	more limited ability to accurately forecast our business and future financial performance.

The lack of liquidity and economic slowdown may also adversely affect our suppliers, including those on whom we are dependent and their liquidity, or the availability of, and terms and conditions on which we purchase their products and services. Any of these events could limit our ability to obtain necessary products and services and could adversely impact our supply chain or the delivery schedule to our customers. Any material change could require us to purchase more expensive components, or re-design systems, or find new suppliers, any of which could increase the cost of our systems and support and delay the manufacturing and delivery of our systems or negatively impact the performance or quality of our products and services. Such events would likely negatively impact our business and gross margins and harm our reputation and our customer relationships.

As a result of the recent economic conditions, we may face new risks that we have not yet identified. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration.

We face significant competition and expect this competition to intensify, which could prevent us from increasing our revenue, reduce our gross margins and result in the loss of market share.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter. Currently, we face competition from traditional providers of tape-based storage systems as well as a number of established storage companies that offer a variety of different disk-based storage products. Some of our channel distributors currently market products and services that compete with our products. We also compete with a number of emerging hardware and software companies that may become more significant competitors in the future. In addition, at the low-end of our product line, we may compete with other hardware or software providers that incorporate data storage and protection capabilities in their products. New competitive offerings have been recently announced or introduced in our marketplace by our competitors, and we anticipate additional offerings by our competitors may be announced or introduced in 2013. Competition in the past has resulted in pricing pressure on our products and services, and we anticipate that pricing pressure will increase in the future. Competition has in some instances resulted in a negative impact on the length of our sales cycle, and we may experience longer sales cycles in future periods due to increased competition. In particular, if a large number of orders, or a large dollar value order, is delayed or cancelled, our financial results may be harmed. Competition may result in reduced gross margins for our products, increased sales and marketing expenses and a failure to increase, or the loss of, market share.

We derive most of our product sales revenue from sales of virtual tape servers, and if demand for these systems does not continue to grow, our business, results of operations and financial condition would be harmed.

We derive most of our product sales revenue from sales of virtual tape servers and associated customer support and services. As a result, we are vulnerable to fluctuations in demand for these systems, whether as a result of competing technologies and products, the impact of the continuing weakening of U.S. and global economic conditions, decreases or delays in corporate spending for information technologies, product obsolescence, lack of customer acceptance, technological change, customer budgetary constraints or other factors. If demand for our systems does not continue to grow, our business, results of operations and financial condition would be harmed.

We experience quarterly fluctuations in our operating results due to a number of factors, which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.

In addition to other risk factors listed in these risk factors, factors that may affect our quarterly operating results include:

•	fluctuations in our IP revenue;
•	fluctuations in demand for our products;
•	fluctuations in sales cycles and prices for our products, particularly for large orders which tend to have a longer sales cycle;
•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;
•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules;
•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;
•	the timing of product releases or upgrades by us or by our competitors;
•	our ability to hire additional sales personnel and the length of time required for any such additional personnel to generate significant revenue;
•	seasonality in the sales of our products;
•	any lack of availability of, delay in the availability of, or quality problems with, any components we acquire from third-party suppliers, particularly any components we acquire from a third-party that is our sole source of supply for the components;
•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;
•	our ability to control costs, including our operating expenses and the costs of the components we purchase;
•	our experience with product reliability and associated warranty claims; and
•	general economic conditions in our domestic and international markets.

Our sales cycle varies substantially from customer to customer and future revenues in any period may be lower than our historical revenues or forecasts

Our sales are difficult to forecast because the data storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. This is particularly true during times of economic slowdown and when selling products that require complex installations. Additional factors that may extend our sales cycle, particularly orders for new products, include:

•	the amount of time needed for technical evaluations by customers;
•	customers’ budget constraints and changes to customers’ budgets during the course of the sales cycle;
•	customers’ internal review and testing procedures;
•	our engineering work necessary to integrate a storage solution with a customer’s system;
•	the complexity of technical challenges that need to be overcome during the development, testing or qualification process for new products or new customers;
•	meeting unique customer specifications and requirements; and
•	difficulties by our customers in integrating our products and technologies into their own products.

Our product revenue is difficult for us to predict since it is directly affected by the timing of orders. In addition, our expense levels are based, in part, on our expectations as to future sales. As a result, if sales levels are below expectations, our operating results may be disproportionately affected. We cannot assure you that our sales will not decline in future periods.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenues may be impacted negatively.

An element of our strategy to increase revenues is to strategically partner with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. A number of these strategic partners are industry leaders that offer us expanded access to segments of the data storage market. However, there is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, such relationships may not generate significant revenues or continue to be in effect for any specific period of time.

Moreover, some of our partners are also partnering with other data storage companies, which may increase the availability of competing solutions, harm our ability to continue as the vendor of choice for those partners and harm our ability to grow our business with those partners. In addition, an arrangement with a strategic partner could put us in competition with our existing customers or other business relationships or cause potential customers to seek other vendors. If we are unable to establish new partnerships or maintain existing partnerships, if our strategic partners favor their relationships with other vendors in the storage industry, or if our strategic partnerships cause our other business relationships to seek other vendors or partners, we could experience lower than expected revenues, suffer delays in product development or experience other operational difficulties that harm our business.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the year ended October 31, 2012, we derived approximately 7.5% of our revenue from international customers. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;
•	our executive officers’ lack of proximity to the international activities being managed and the inherent limitations of cross-border information flow;
•	the management of our relationships with distributors outside the United States, whose sales and lead generation activities are very important to our international operations;
•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;
•	tariffs and trade barriers and other regulatory limitations on our ability to sell our products in certain foreign markets;
•	increased exposure to foreign currency exchange rate risk;
•	potential exposure to adverse tax consequences;
•	shortages in component parts and raw materials;
•	import and export and trade regulation changes that could erode our profit margins or restrict our ability to transport our products;
•	the burden and cost of complying with foreign and U.S. laws governing corporate conduct outside the U.S.;
•	potential restrictions on the transfer of funds between countries;
•	import and export duties and value-added taxes;
•	natural disasters, including earthquakes, typhoons and tsunamis;
•	increased exposure to possible violations of U.S. laws regulating the export of our products, and to other U.S. and foreign laws affecting the conduct of business globally such as product certification, environmental and waste management and data privacy laws;
•	reduced protection for intellectual property rights in some countries; and
•	political and economic instability.

Sales to international customers may also result in greater shipping costs and additional expenses to conform our products to the requirements of local laws or local product specifications. As we continue to expand our business internationally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations, reduce or delay our international sales, result in fines and penalties and reduce profitability on a dollar adjusted basis.

Our revenues depend in part on spending by corporate customers.

The operating results of our business depend in part on the overall demand for data protection and network storage software. Because the market for our software is primarily major corporate customers, any softness in demand for data protection or network storage software may result in decreased revenues.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because a portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Fluctuations in currencies relative to currencies in which our earnings are generated also make it more difficult to perform period-to-period comparisons of our reported results of operations. Historically, our primary exposures have related to non dollar-denominated sales in Europe and Asia. We do not currently use derivative financial instruments for foreign currency hedging or speculative purposes. Changes in economic or political conditions globally and in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations.

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition or results of operations. Such fluctuations in currency exchange rates could materially and adversely affect our business, financial condition and results of operations.

In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency transaction or translation risks. Volatility in currency exchange rates may have a material effect on our financial condition or results of operations. We may experience at times an impact on earnings as a result of foreign currency exchange rate fluctuations.

We have a history of losses and we may not be able to sustain profitability in the future.

For the years ended October 31, 2011 and 2012, we recorded net losses of approximately $7.5 million and $10.7 million, respectively. We may incur additional losses in future periods. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and product development. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. In addition, continued losses may cause us to undertake cost reduction plans. If we undertake cost reduction initiatives or restructuring plans, these plans may adversely impact our operations, may cause us to recognize restructuring or other charges and may not result in our realizing any or all of the anticipated benefits of these plans.

A large percentage of our sales come from a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top three customers in fiscal 2012 represented 69.7% of total revenue, and HP, our largest customer, represented 49.1% of our total revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. In addition, from time to time these customers have solicited, and may in the future solicit, bids from us and our competitors for products and services we are currently providing, which could reduce or terminate all or a part of our relationship with that customer. If we experience declines in revenue from any of our large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons. Merger and acquisition activity, such as the purchase of Data Domain by EMC, could increase the risk that large customers reduce or terminate their purchases of our products.

Many of our tape and disk products are primarily incorporated into larger storage systems or solutions that are marketed and sold to end users by our large original equipment manufacturer, or OEM, customers as well as our value added resellers, or VARs, system integrators, or SIs, and other distributors. Because of this, we have limited market access to these end users, limiting our ability to reach and influence their purchasing decisions. These market conditions further our reliance on these OEM and other large customers. Thus if they were to significantly reduce, cancel or delay their orders with us, our results of operations could be materially and adversely affected.

A large percentage of our revenue comes from our licensing program. The loss of, or a significant reduction in, licensing revenue could materially and adversely affect our business, financial condition and operating results.

Our IP licensing revenue for the year ended October 31, 2012 was $1.7 million, or approximately 12.2% of revenues. If we experience declines in revenue from our licensees, as a result of economic conditions, customers’ business performance or otherwise, we could be materially and adversely affected.

Our sales are difficult to predict, even in the near term, and a substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter.

A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. In addition, a significant portion of our sales in any quarter is not forecast at the start of the quarter and is generated by sales activity initiated within the quarter. Similarly, we have little visibility at the start of any quarter as to which existing customers, if any, will make additional purchases and when any additional purchases may occur, if at all. As a result, our quarterly operating results are difficult to predict even in the near-term.

The market we serve is emerging and the purchase of our products and services by new customers may involve material changes to established purchasing patterns and policies. Our sales efforts involve educating potential customers about the uses and benefits of our products, including their technical capabilities and potential cost savings. Potential customers may undertake a significant evaluation process that has in the past resulted in a longer sales cycle. In addition, our sales cycle may be extended if potential customers decide to re-evaluate other aspects of their backup storage infrastructure at the same time they are considering a purchase of our products. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any sales. In addition, customer purchases are frequently subject to budget constraints, which could be negatively impacted by deteriorating global economic conditions, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter, or at all, our business may suffer.

If we lose key personnel or are unable to attract and retain qualified personnel on a cost-effective basis, our business would be harmed.

Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. We are particularly dependent on the continued service of Robert C. Sims, our President and Chief Executive Officer. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales and research and development departments. Our dependence on attracting and retaining qualified personnel is particularly significant as we attempt to grow our organization. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business would be harmed.

If we fail to manage growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate that further expansion of our operations and headcount will be required. Our growth has placed, and any future growth will place, significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, train, integrate and retain a large number of highly skilled and motivated employees. We will also need to continue to improve our financial and management controls and reporting systems and procedures. We could encounter delays or difficulties in implementing any of these systems. If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support any future growth, and if we do not effectively manage the associated increases in expenses, our business, results of operations and financial condition would be harmed.

Because we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk, which could have a material and adverse effect on our results of operations and cash flows.

We manufacture products in-house. Managing our in-house manufacturing capabilities presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our storage products to ensure that we have sufficient components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies, discontinued (end-of-life) components and unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be materially and adversely affected as a result of these increased costs.

Any shortages in components used in our products could delay shipment of our products or increase our product costs, which could harm our business.

Significant time and effort would be required to locate new vendors for the components we use in our products, if available at all, to qualify replacement components or to develop our products using alternative suppliers. The unavailability of any necessary components could delay or prevent us from shipping our products. Component suppliers may be vulnerable to pressure from large purchasers of their products, who may be competitors of ours, to allocate available component supplies to them. The global economic conditions may also adversely affect our suppliers and their liquidity, and the availability of, or terms and conditions on which we purchase, their products and services. In addition, increased demand generally by third parties for the components we use in our products may lead to decreased availability and higher prices for those components.

If we experience shortages in components that we use in our products, or do not accurately predict the availability of and demand for such components, or if new product introductions by our suppliers do not meet our expectations for timing, availability, functionality, performance, quality or price, then our business and gross margins could be negatively impacted, and our reputation and customer relationships could be harmed.

If we are unable to develop and manufacture new products that achieve acceptance in the data protection and the network storage software markets, our operating results may suffer.

The data protection and the network storage software markets continue to evolve and as a result there is continuing demand for new products. Accordingly, we may need to develop and manufacture new products that address additional data protection or network storage software market segments and emerging technologies to remain competitive in the data storage software industry. We are uncertain whether we will successfully qualify new data protection or network storage software products with our customers by meeting customer performance and quality specifications. Any failure to address additional market segments could harm our business, financial condition and operating results.

If we fail to offer high quality customer support and services, our business would suffer.

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. A high level of customer support and services is important for the successful marketing and sale of our products. If we or our distributors do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our products to existing customers would suffer and our reputation with potential customers would be harmed. Some of our international distributors offer primary support for the products they sell to customers, and we rely on third parties to provide onsite hardware repair and replacement services for most of our customers. If the third parties fail to provide timely and effective services, our business could be harmed. As we expand our sales, we will be required to hire and train additional support personnel. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we fail to maintain high quality customer support or to grow our support organization to match any future sales growth, our business will suffer.

Our products handle mission-critical data for our customers and are highly technical in nature. If customer data is lost or corrupted, or our products contain software errors or hardware defects, we could have product liability exposure and our reputation and business could be harmed.

Our products are involved in storing and replicating mission-critical data for our customers. The process of storing, protecting and replicating that data is highly technical and complex. If any data is lost or corrupted in connection with the use of our products, our reputation could be seriously harmed and market acceptance of our products could suffer. In addition, our products have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our products may only be discovered after a product has been installed and used by customers. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products.

We face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Although we maintain technology errors and omissions insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or accrual of litigation costs that is not covered by insurance or is in excess of our insurance coverage could harm our business.

In addition, we could potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or accrual of litigation costs that is not covered by insurance or is in excess of our insurance coverage could harm our business.

Changes in existing technologies or the emergence of new products or technologies could reduce demand for our products and significantly harm our business.

Changes in existing technologies could cause demand for our products to decline. For example, if changes in technology result in a significant reduction in the price for hard disk drives, enterprises may not need to utilize information security, data protection, information assurance, business information assurance, business continuity, disaster recovery, data privacy, risk management, fraud prevention, corporate governance and regulatory compliance products or services. One or more new technologies also could be introduced that compete favorably with our products or that cause our products to no longer be of significant benefit to our customers. In addition, because our products work with enterprise backup software applications to transfer and store data in the protection storage environment, we are dependent on enterprises’ use of these applications for data protection and disaster recovery purposes. If enterprises adopt products or technologies that enable them to protect and recover their data, demand for our products and services would be reduced significantly.

Our operating results depend on new product introductions, which may not be successful, in which case our business, financial condition and operating results may be materially and adversely affected.

To compete effectively, we must continually improve existing products and introduce new ones. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

•	we will introduce new products in the timeframe we forecast;
•	we will not experience technical, quality, performance-related or other difficulties that could prevent or delay the introduction and market acceptance of new products;
•	our new products will achieve market acceptance and significant market share, or that the markets for these products will continue or grow as we have anticipated;
•	our new products will be successfully or timely qualified with our customers by meeting customer performance and quality specifications which must occur before customers will place large product orders; or
•	we will achieve high volume production of these new products in a timely manner, if at all.

If we are not successful in timely completion of our new product qualifications and then ramping sales to our key customers, our revenue and results of operations could be adversely impacted. In addition, if the quality of our products is not acceptable to our customers, this could result in customer dissatisfaction, lost revenue and increased warranty and repair costs.

The inability of our products to interoperate with backup software applications would cause our business to suffer.

We have designed our products to interoperate with the leading enterprise backup software applications available in the market. If our products are not compatible with the leading backup software applications, demand for our products will decline. Some backup software providers currently offer products that compete with ours and other providers may do so in the future. Backup software providers may in the future make changes that would diminish the ability of our products to interoperate with their applications. If this were to occur, we may need to spend significant time and effort to ensure the continued compatibility of our products, which may not be possible at all. Any of these developments could significantly harm our business.

Our products must conform to industry standards and integrate smoothly with user systems in order to be accepted by customers in our markets.

We offer our software on a stand-alone basis and as part of a product in which we install our software onto third party hardware. Our current products are only one part of a storage system. All components of these systems must comply with the same industry standards in order to operate together efficiently. We depend on companies that provide other components of these systems to conform to industry standards. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by OEM customers or end users. If other providers of components do not support the same industry standards as we do, if competing standards emerge or if our products are not easy to deploy or do not integrate smoothly with end user systems, our products may not achieve market acceptance, which would adversely affect our business.

Issues with the hardware on which our software products are installed could increase our support costs and result in lower sales of our products.

We deliver some of our products, both through our resellers and directly to end-users, installed on third party hardware. If the hardware does not function properly, our support costs will go up. We will have to arrange or pay for the repair or replacement of the broken hardware and we may have to increase the size of our support operations. Hardware reliability issues could also cause resellers and end-users to refuse to make purchases from us, even if our software products function properly.

If we are unable to protect our intellectual property rights, our competitive position could be harmed, and we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We also maintain an active licensing program related to our patent portfolio pursuing licensing fees for past shipments and recurring licensing fees related to ongoing shipments. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even issued patents may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. It is also possible that we may find it necessary or advantageous to enter into similar cross licenses in the future with other actual or potential competitors.

Protecting against the unauthorized use of our patents, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be costly and divert management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

We may not prevail in our litigation proceedings, which could cause us to incur significant legal expenditures without any related earnings.

We currently and in the past have initiated litigation for the infringement of certain of our patents. As with any litigation, the outcome is uncertain, and although we intend to vigorously pursue our claims, there are no guarantees that we can protect our intellectual property rights in our current litigation or prevent the unauthorized use of our technology in the future. The litigation will be lengthy and costly. Additionally, unintended consequences of our litigation may adversely affect our business, including, without limitation, that we may have to devote significant time and financial resources to pursuing the litigation, that we may become subject to counterclaims or lawsuits and that the expenses of pursuing the litigation could increase based upon new developments. In addition, if we do not prevail in our patent litigation, the consequences could involve the circumvention or invalidation of our patents, which could have a material adverse effect on our ongoing licensing program and our ability to enforce our existing licenses. These, and other factors not currently known to or deemed material by management, could have a material and adverse impact on our business, prospects, liquidity and results of operations.

Claims by others that we infringe their proprietary technology could harm our business.

Third parties could claim that our products or technology infringe their proprietary rights. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claims of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business.

Third parties may also assert infringement claims relating to our products against our customers and distributors. Any of these claims may require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally are obligated to indemnify our distributors and our customers from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages to, or on behalf of, our customers or distributors, which could seriously harm our business.

Our use of open source software could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products. Open source software is typically licensed for use at no initial charge. Certain open source software licenses, however, require users of the open source software to license to others any software that is based on, incorporates or interacts with, the open source software under the terms of the open source license. Although we endeavor to comply fully with such requirements, third parties could claim that we are required to license larger portions of our software than we believe we are required to license under open source software licenses. If such claims were successful, they could adversely impact our competitive position and financial results by providing our competitors with access to sensitive information that may help them develop competitive products. In addition, our use of open source software may harm our business and subject us to intellectual property claims, litigation or proceedings in the future because:

•	open source license terms may be ambiguous and may subject us to unanticipated obligations regarding our products, technologies and intellectual property;
•	open source software generally cannot be protected under trade secret law; and
•	it may be difficult for us to accurately determine the origin of the open source code and whether the open source software infringes, misappropriates or violates third party intellectual property or other rights.

The terms of many open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In that event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products, to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or to litigate any disputes relating to our use of open source software, any of which could harm our business.

U.S. government export restrictions could impede our ability to sell our software to certain end users.

Certain of our products include the ability for the end user to encrypt data. The U.S. government places restrictions on the export of certain encryption technology. These restrictions may include the requirement to have a license to export the technology, the requirement to have software licenses approved before export is allowed and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country. Certain of our products are subject to various levels of export restrictions. These export restrictions could negatively impact our business.

Our business is subject to increasingly complex environmental legislation that has increased both our costs and the risk of noncompliance and may continue to do so in the future.

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of materials and substances used in our facilities and manufacturing processes as well as the safety of our employees and the public. Directives first introduced in the European Union impose a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment and restrict the use of certain potentially hazardous materials, including lead and some flame retardants, in electronic products and components. Other jurisdictions in the U.S. and internationally have since introduced similar requirements, and we anticipate that future regulations might further restrict allowable materials in our products, require the establishment of additional recycling or take back programs or mandate the measurement and reduction of carbon emissions into the environment. We have implemented procedures and will likely continue to introduce new processes to comply with current and future safety and environmental legislation. However, measures taken now or in the future to comply with such legislation may adversely affect our manufacturing or personnel costs or product sales by requiring us to acquire costly equipment or materials, redesign production processes or to incur other significant expenses in adapting our manufacturing programs or waste disposal and emission management processes. Furthermore, safety or environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition and results of operations.

We have incurred costs to comply with these regulations in the past and could incur additional costs in the future. In addition, compliance with these regulations could disrupt our operations and logistics. We will need to ensure that we can design and manufacture compliant products and that we can be assured a supply of compliant components from suppliers. Similar laws and regulations have been proposed or may be enacted in other regions in which we operate. These and other environmental regulations may require us to reengineer our products to utilize new components that are compatible with these regulations, which may result in additional costs to us.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and our investment in product development may involve a long investment return cycle. For the year ended October 31, 2012, our research and development expenses were approximately $11.4 million, or approximately 81.5% of revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

We have historically relied on outside financing and cash flows from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may limit our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

From time to time we may make acquisitions. The failure to successfully integrate future acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and may make acquisitions in the future. We may also make significant investments in complementary companies, products or technologies. If we fail to successfully integrate such acquisitions or significant investments, it could harm our business, financial condition and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

•	failure to realize anticipated savings and benefits from the acquisition;
•	difficulties in assimilating and retaining employees;
•	potential incompatibility of business cultures;
•	coordinating geographically separate organizations;
•	diversion of management’s attention from ongoing business concerns;
•	coordinating infrastructure operations in a rapid and efficient manner;
•	the potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
•	failure of acquired technology or products to provide anticipated revenue or margin contribution;
•	insufficient revenues to offset increased expenses associated with the acquisition;
•	costs and delays in implementing or integrating common systems and procedures;
•	reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
•	impairment of existing customer, supplier and strategic relationships of either company;
•	insufficient cash flows from operations to fund the working capital and investment requirements;
•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	the possibility that we may not receive a favorable return on our investment, the original investment may become impaired or we may incur losses from these investments;
•	dissatisfaction or performance problems with the acquired company;

•	the assumption of risks of the acquired company that are difficult to quantify, such as litigation;
•	the cost associated with the acquisition; and
•	assumption of unknown liabilities or other unanticipated adverse events or circumstances.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. We cannot provide assurance that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could harm our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the NASDAQ Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. For example, in 2010, the President signed into law the Dodd-Frank Act. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, as we continue to review and monitor this new law and its associated regulations, we expect to incur additional operating costs that could have a material adverse effect on our financial condition and results of operations.

These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company that is subject to these rules and regulations, we may find that it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We are subject to risks related to the provision of employee health care benefits and recent health care reform legislation.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act was passed and signed into law. Provisions of the health reform legislation become effective at various dates over the next several years, and many of the regulations and guidance with respect to the health care reform legislation have not been implemented. Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years. Our results of operations, financial position and cash flows could be materially adversely affected due to this health reform legislation.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as computer viruses or terrorism.

While our headquarters facilities contain redundant power supplies and generators, our domestic and foreign operations, and the operation of our strategic allies, VARs, SIs and others, remain susceptible to fire, floods, tornadoes, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or delay the manufacture and shipment of our products, our business would be harmed.

We are dependent on a variety of IT and telecommunications systems, and any failure of these systems could adversely impact our business and operating results.

We depend on IT and telecommunications systems for our operations. These systems support a variety of functions including data storage and retrieval, order processing, shipping, shipment tracking, billing, support center and internal information exchange.

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, shipping products, billing customers, handling support calls, or communication among our offices. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our customers. Our support centers are dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications system. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.

Risks Related to Ownership of Our Common Stock

Our share price has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these risk factors and elsewhere in our reports and other documents filed with the SEC, factors that may cause volatility in our share price include:

•	our ability to meet our working capital needs;
•	quarterly variations in operating results;
•	changes in financial estimates by us or securities analysts who may cover our stock or by our failure to meet the estimates made by securities analysts;
•	changes in market valuations of other similar companies;
•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, divestitures, strategic relationships or joint ventures;
•	additions or departures of key personnel;
•	any deviations in net sales or in losses from levels expected by securities analysts;
•	the realization of any of the risk factors presented in this report; and
•	future sales of common stock.

Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

If securities or industry analysts do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock may depend on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over research and reports these analysts publish or whether they will be published at all. If one or more of the analysts who decide to cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our system of internal controls may be inadequate.

We maintain a system of internal controls in order to ensure we are able to collect, process, summarize, and disclose the information required by the SEC within the time periods specified. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Due to these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. If the internal controls put in place by us are not adequate or fail to perform as anticipated, errors could occur that would not be detected, which could require us to restate our consolidated financial statements, receive an adverse audit opinion on the effectiveness of our internal controls or take other actions that will divert significant financial and managerial resources, as well as be subject to fines and/or other government enforcement actions. Furthermore, the price of our stock could be adversely affected and our investors could lose confidence in the accuracy and completeness of our financial reports.

We do not presently intend to pay any cash dividends on or repurchase any shares of our common stock.

We do not presently intend to pay any cash dividends on our common stock. Any payment of future dividends will be at the discretion of the board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. In addition, our credit facility prohibits us from paying dividends, making distributions or payments or redeeming, retiring or purchasing any of our capital stock. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment.

A default under our credit facility could cause a material adverse effect on our financial position.

We have a line of credit with a bank pursuant to a loan and security agreement secured by our assets. We are required to satisfy certain financial and reporting covenants under the loan agreement, and we have been in default under certain of the financial covenants at times during fiscal 2012. We are in compliance with all covenants as of January 23, 2013. If we defaulted under our obligations under the credit facility, the bank could proceed against the collateral granted to them to secure that indebtedness or declare that all obligations under the credit facility to be due and payable. If any indebtedness under the credit facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

We do not have cumulative voting and a small number of existing shareholders control our company, which could limit your ability to influence the outcome of shareholder votes.

Our shareholders do not have the right to cumulative votes in the election of our directors. Cumulative voting, in some cases, could allow a minority group to elect at least one director to our board. Because there is no provision for cumulative voting, a minority group will not be able to elect any directors. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the members of our board of directors.

Our executive officers and directors, together with our largest shareholders, beneficially own approximately 50.0% of our common stock as of January 22, 2013. As a result, these persons may be able to exercise significant influence over the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our charter or bylaws and the approval of mergers and other significant corporate transactions.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	the requirement that a special meeting of stockholders may be called only by our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 37,800 square feet of office space in Austin, Texas, which serves as our principal executive offices, laboratory, data center and administrative space. The original lease was effective October 31, 2005, and the term of the lease expires in February 2015. Under the term of the lease, we pay rent of approximately $375,000 per year.

We also lease a 3,415 square foot sales office in Schwabisch Gmund, Germany. The lease is a month-to-month term, and we pay rent of approximately $53,000 per year.

Item 3.	Legal Proceedings

On September 1, 2010, we filed a lawsuit against 3Par, Inc., American Megatrends, Inc., Rorke Data, Inc., D-Link Systems, Inc., Chelsio Communications, Inc., DataCore Software Corporation, and IStor Networks, Inc. in a lawsuit styled Crossroads Systems, Inc. v. 3Par, Inc. et al, Civil Action No. 1:10-CV-652-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147. Settlement was reached with all of the defendants and this case has been dismissed on October 23, 2012.

On February 2, 2012, we filed a lawsuit against Infortrend Corporation, Aberdeen LLC, Boost Systems, Inc., iXsystems, Inc. and Storageflex, Inc. in a lawsuit styled Crossroads Systems, Inc. v. Infortrend Corporation et al, Civil Action No. 1:12-CV-00104-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147. Settlement of this case has been reached and this case has been dismissed on October 31, 2012.

On July 23, 2012, Infortrend Corporation filed a lawsuit styled Infortrend Corporation v. Crossroads Systems, Inc., United States District of Delaware, Civil Action No. 1:12-CV-00968-UNA in July 2012. This is an action alleging that Crossroads Systems, Inc. has infringed Infortrend Corporation’s United States Patent No. 7,310,745 (the “745Patent”). Infortrend Corporation alleges that Crossroads Systems, Inc. makes, sells, offers for sale, and/or uses in the United States a product that infringes the claims of the ’745 Patent. Settlement of this case has been reached and this case has been dismissed on October 31, 2012.

We filed a lawsuit on November 27, 2012 against Addonics Technologies, Inc. in a lawsuit Crossroads Systems, Inc. v. Addonics Technologies, Inc.; Civil Action No. 1:12-CV-1090-SS  (W.D. Tex – Austin Division) alleging infringement by the defendants of U.S. Patent Nos. 6,425,035 and 7,934,041.    The defendant has been served with the complaint and is required to answer the complaint on or before February 8, 2013.

In addition to the Addonics, Inc. lawsuit, from time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results or financial condition.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low bid information for our common stock for the periods prior to September 2, 2011, adjusted to give effect to our 1-for-4 reverse stock split effective August 12, 2011, which reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  For the periods subsequent to September 2, 2011, following table sets forth the high and low sales prices for our common stock. Prior to September 2, 2011, our common stock was quoted on the Pink Sheets under the symbol “CRDS,” at which time there was no established public trading market for our common stock.  Since September 2, 2011, our common stock has been listed on the NASDAQ Capital Market under the symbol “CRDS.”

	High	Low
Fiscal Year Ended October 31, 2012
First Quarter	$6.00	$4.70
Second Quarter	$6.02	$4.70
Third Quarter	$6.38	$3.20
Fourth Quarter	$4.75	$2.70

Fiscal Year Ended October 31, 2011
First Quarter	$5.56	$3.28
Second Quarter	$5.60	$3.20
Third Quarter	$7.68	$4.20
Fourth Quarter	$8.00	$3.25

On January 22, 2013, the last reported sale price of our common stock on the Nasdaq Capital Market was $2.34 per share. As of January 22, 2013, there were 11,827,458 shares of our common stock outstanding held by 221 holders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors and stockholders have previously approved our 1999 Stock Option/Stock Issuance Plan and our 2010 Stock Incentive Plan. Except as listed in the table below, we do not have any equity based plans, including individual compensation arrangements, that have not been approved by our stockholders. The following table provides information as of October 31, 2012 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,131,244	$3.80	1,780,603
Equity compensation plans not approved by security holders	-	-	-
Total	2,131,244	$3.80	1,780,603

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

Forward-Looking Statement

Various statements contained in or incorporated by reference into this annual report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this annual report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and in Item 1A, Risk Factors, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about:

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

Overview

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Product Focus

We are a global provider of data protection solutions and services. Through the innovative use of new technologies, we deliver customer-driven solutions that enable proactive data protection, advanced data archival, optimized performance and significant cost-savings over current solutions.

In fiscal year 2012, we introduced our Crossroads StrongBox ® product, a network attached storage (“NAS”) solution based on tape for long-term archive data.  We believe StrongBox is the first fully portable, open-standard, online all-the-time data storage vault that meets the cost, life expectancy and scalability requirements for companies needing to solve their long-term data repository needs.

Various statements contained in or incorporated by reference into this annual report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this annual report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and in Item 1A, Risk Factors, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

We deliver our current offerings to the market through hardware appliances. This strategy allows us to use off-the-shelf hardware platforms, which can easily be customized to support specific OEM or SI specifications. We believe this strategy provides us with low-cost, high performance options that can be quickly deployed with minimal disruption to customers while minimizing inventory and associated excess and obsolete costs.

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We mainly sell these products through a network of OEMs, SIs and VARs.

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property, or IP, licensees with go-forward royalties derived from the ‘972 patent family, which accounts for 8 of our existing 103 granted patents and 34 pending patents as of October 31, 2012. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our patents. Generally, these cases are settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the year ended October 31, 2012 was $1.7 million, or approximately 12.2% of revenues.

We continue to look for different ways to extract value from our patents outside the ‘972 family, which may include commercial, financial and strategic initiatives.  IP holds value beyond pure monetary reasons.  For example, we believe that the proprietary nature of our products is appealing to both end-users and strategic partners who view our products as not being easily replaceable.  Additionally, IP may be a significant barrier to entry for potential competitors.  Therefore, we will continue to assess the value of our current portfolio and attempt to expand and take advantage of our IP portfolio.

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

Operating Expenses.  Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 86 employees as of October 31, 2010, 99 employees as of October 31, 2011 and 139 employees as of October 31, 2012. We expect our headcount will remain fairly consistent during fiscal year 2013. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations is based on the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Our critical accounting estimates require the most difficult, subjective or complex judgments and are described below. An accounting estimate is considered critical if it requires estimates about the effect of matters that are inherently uncertain when the estimate is made, if different estimates reasonably could have been used or if changes in the estimate that are reasonably possible could materially impact the consolidated financial statements. We have discussed the development, selection and disclosure of our critical accounting policies with the Audit Committee of our board of directors. We believe the assumptions and estimates used and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

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

For arrangements with multiple elements entered into prior to November 1, 2010, we allocate revenue to the separate elements based on relative fair value, provided the fair value for all elements of the arrangement are known. If, in an arrangement, the undelivered elements have fair value, but the delivered element does not, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

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

Contracts to Modify or Customize Products

During the year ended October 31, 2012, we entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, we first look to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  We then consider the appropriate recognition model for each accounting element based on the nature of the element and apply the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  We recorded approximately $0 and $902,000 as revenue and approximately $0 and $482,000 as a reduction of research and development expense related to these contracts for the years ended October 31, 2011 and 2012, respectively.

Inventory

Our inventory is stated at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out method. Adjustments to reduce the carrying value of inventories to their net realizable value are made for estimated excess, obsolete or impaired balances. These adjustments are measured as the excess of the cost of the inventory over its market value based upon assumptions about future demand and charged to cost of revenue. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of the original cost basis or increases in the newly established cost basis.

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

Under the provisions of this guidance, we make a number of estimates and assumptions. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Actual results may differ substantially from these estimates. In valuing stock-based awards under this guidance, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their stock-based awards prior to exercising. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of Crossroads stock. The expected term represents an estimate of the time options are expected to remain outstanding.  Prior to our filing our registration statement on Form S-8 on September 23, 2011, shares of our common stock issuable upon exercise of our options were restricted for one year from the date of exercise; we therefore we do not believe the actual history of options exercised is an accurate method of calculating the expected term and use the simplified method to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The variables used in the Black-Scholes calculation are listed below for the respective periods:

	Years ended October 31,
	2011	2012

Expected dividend yield	0%	0%
Expected volatility	69 - 70%	69 - 71%
Risk-free interest rate	0.9 - 2.3%	0.7 - 1.0%
Expected term (years)	6.1	6.1

Results of Operations

Year Ended October 31, 2012 Compared to the Year Ended October 31, 2011

Revenue.   Total revenue decreased $1.0 million, or 6.6%, to $14.0 million for the year ended October 31, 2012 from $15.0 million for the year ended October 31, 2011.

Product revenues for the year ended October 31, 2012 increased $1.4 million, or 31.9%, to $5.9 million compared with $4.4 million for the year ended October 31, 2011 due to an increase in StrongBox revenue of $0.8 million, a new product introduced in fiscal year 2012, and an increase in RVA revenue of $0.8 million due to greater activity of OEM sales partially offset by a decrease in router product revenue of $0.2 million for the year ended October 31, 2012.

IP license, royalty and other revenue consists of the following for the years ended October 31, 2011 and 2012:

	Years Ended October 31,
	2011	2012
	(in thousands)
IP license revenue	$5,141	$1,702
HP royalty and PCS service revenue	4,699	4,618
PCS and other service revenue (non-HP)	706	1,823
IP license, royalty and other revenue	$10,546	$8,143

IP license, royalty and other revenues for the year ended October 31, 2012 decreased $2.4 million, or 22.8%, to $8.1 million compared with $10.5 million for the year ended October 31, 2011.

IP license revenue decreased $3.4 million as a result of three IP agreements being entered into during the year ended October 31, 2011, while two agreements were entered into during the year ended October 31, 2012. HP royalty and PCS service revenue was relatively consistent at $4.7 million for the year ended October 31, 2011, compared to $4.6 million for the year ended October 31, 2012. PCS and other service revenue (non-HP) increased $1.1 million due to revenue recognized from our research and development services agreement with Iron Mountain of approximately $0.9 million, an increase in the number of customers covered by PCS contracts and an increase in PCS contract rates due to our newer product offerings.

Cost of Revenue.   Cost of revenue increased $0.3 million, or 10.4%, to $2.9 million, for the year ended October 31, 2012 from $2.7 million for the year ended October 31, 2011. Cost of revenue includes two components; product costs and costs for IP license, royalty and other. Product costs for the year ended October 31, 2012 increased $0.3 million, or 79.8%, to $642,000 compared with $357,000 for the year ended October 31, 2011 as a result of increased product revenue. IP license, royalty and other costs for the years ended October 31, 2011 and October 31, 2012 was consistent at $2.3 million, reducing the margin on IP royalty revenue, royalty and other, due to $0.9 million of revenue related to Iron Mountain, which has a lower gross margin percentage.

Sales and Marketing.   Sales and marketing expenses increased $1.2 million, or 22.4%, to $6.4 million for the year ended October 31, 2012 from $5.2 million for the year ended October 31, 2011. This increase was mainly due to increases in payroll and benefits of $0.9 million, and the associated recruiting and relocation expense increases of $0.1 million. Tradeshow, travel, and travel -related expenses also increased by $0.2 million in fiscal year 2012. Sales and marketing headcount has increased from 27 to 44 employees, or 63% during the fiscal year ended October 31, 2012. We anticipate that sales and marketing expenses will continue to increase in absolute dollars, as we continue to market our new Strongbox product.

Research and Development.    Research and development expenses increased $0.7 million, or 6.6%, to $11.4 million for the year ended October 31, 2012 from $10.7 million for the year ended October 31, 2011. This increase was due to increases in payroll and benefits of $1.4 million, and engineering equipment depreciation increases of $0.2 million, offset by professional expense declines of $0.2 million, and consulting and outside services declines of $0.2 million. Additionally, the increase was offset by an increase in customer reimbursed expenses of $0.5 million. Research and development headcount has increased from 62 to 78 employees, or 26% during the fiscal year ended October 31, 2012. We anticipate that research and development expenses will continue to fluctuate during fiscal year 2013 due to the Iron Mountain research and development services agreement. The increase in absolute dollars in the current year was a result of expanding our engineering department in connection with the development of features associated with the StrongBox product.

General and Administrative.  General and administrative expenses increased $0.4 million, or 13.7%, to $3.6 million for the year ended October 31, 2012 from $3.2 million for the year ended October 31, 2011. The increase was due to increases in payroll and benefits of $0.5 million, and professional fees of $0.1 million, offset by a decrease in communication services of $0.1 million and consulting and outside services of $0.1 million. General and administrative headcount has increased from 8 to 14, or 75% during the fiscal year ended October 31, 2012. This headcount increase was mainly associated with bringing the information technology (IT) function in-house in fiscal year 2012. We had outsourced this function in prior years.We expect the absolute amount of general and administrative expenses to increase in the future as we plan to increase headcount in administration to handle increased corporate activity.

Amortization of intangible assets.  Amortization of intangible assets expenses decreased $0.5 million, or 82.5%, to $0.1 million for the year ended October 31, 2012 from $0.6 million for the year ended October 31, 2011. The decrease was due to 2011 containing a full year of amortization of purchased technology that was fully amortized in the third quarter of 2012.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs, as we continue to introduce StrongBox into the marketplace. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash provided by operations and customer reimbursed expenses, proceeds from the sale of our common stock, and funds available under our credit agreements. We cannot be sure, however, that this will be the case, and we may seek additional financing in the future. The following table summarizes our primary sources and uses of cash in the periods presented:

	Years Ended October 31,
	2011	2012
	(in thousands)

Net cash used in operating activities	$(1,881)	$(8,449)
Net cash (used in) provided by investing activities	(4,675)	2,456
Net cash provided by financing activities	144	5,557
Net decrease in cash and cash equivalents	(6,475)	(441)

Cash, cash equivalents and short term investments, end of period	10,721	6,895

Net cash used in operating activities increased from approximately $1.9 million in the year ended October 31, 2011 to approximately $8.4 million in the year ended October 31, 2012 primarily due to increased losses for the year ended October 31, 2012. Losses increased due to the increased spending in research and development, as well as sales and marketing, while revenue decreased. The increase in net cash used in operating activities was also a result of less cash provided by accounts receivable during the year ended October 31, 2012 compared to the year ended October 31, 2011 due to fluctuations in cash receipts from IP license agreements and unfavorable changes in accounts payable timing during the year ended October 31, 2012 compared to prior year, offset by an increase in deferred revenue due to cash received to complete development contracts for strategic partners, and an increase in accrued expenses due to an increase in accrued payroll liabilities during the year ended October 31, 2012.

A significant component of cash provided by operating activities is payments received from our IP license agreements. The economic nature of these agreements is such that they are not consistent in terms of cash receipts. The agreements include an initial receipt of cash upon reaching agreement, as consideration for royalties on past shipments. The amounts for past shipments reflected in historical financial statements have fluctuated from period to period and, to the extent that the number of new customers resulting from our licensing campaign decreases, historical results may not be indicative of future receipts. We may not be able to generate positive cash flows from operating activities in the near term as we continue to invest in and market StrongBox.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts, and the purchase of investments with available cash, offset by maturities of our short term investments. Net cash provided by investing activities was approximately $2.5 million in the year ended October 31, 2012 compared to a use of $4.7 million in cash during the year ended October 31, 2011. Included in the year ended October 31, 2012 are maturities of short term investments of $3.4 million net of purchases, and purchases of property and equipment of $0.9 million. In the year ended October 31, 2011, purchases of $3.4 million of short term investments net of maturities, and purchase of property and equipment of $1.3 million accounted for the use of cash.

Cash flows provided by financing activities in the year ended October 31, 2012 was $5.6 million, compared to cash provided by financing activities in the year ended October 31, 2011 of $0.1 million, primarily from the sale of stock to Iron Mountain for $3.0 million, option and warrant exercises of $0.2 million, and $2.4 million drawn, net of principal repayments, on our term loan during the year ended October 31, 2012.

We amended and restated our loan and security agreement with a bank, executed on January 24, 2013. We are required to pay a facility fee of $15,000 on the effective date of the amended and restated agreement. Under the agreement, during any time during which our net cash is greater than $2 million, referred to as a “Streamline Period,” the bank will make advances not exceeding the lesser of $4 million or the amount available under the borrowing base minus the outstanding principal balance of any advances. The borrowing base is the sum of 80% of eligible accounts determined by the bank under the agreement, which may be increased by $1 million if our unrestricted cash and cash equivalents and marketable securities exceeds $5 million. The bank may decrease the percentage in its good faith business judgment based on events, conditions, contingencies or risks which it determines may adversely affect collateral. During any non-Streamline Period, we may request that the bank finance specific eligible accounts by extending credit to us in an amount equal to the previously described limitations multiplied by the face amount of the eligible account, which becomes a “financed receivable” under the agreement.

Outstanding advances accrue interest during any Streamline Period at a per annum rate equal to the prime rate determined under the agreement plus 0.25%, and during any Non-Streamline Period, a per annum rate equal to the prime rate plus 2.95%. In addition, financed receivables under the agreement are subject to additional finance charges equal to the applicable rate of interest for each day it is outstanding multiplied by the outstanding gross face amount of the financed receivable. The agreement will terminate and all obligations with respect to advances outstanding under the agreement will be due and payable in full on December 26, 2013.

Prior to the amending and restating of the agreement, it had provided for a term loan in the amount of $3 million, which is no longer available under the agreement. As of January 22, 2013, there was approximately $2.2 million outstanding under the term loan, which will continue to accrue interest at a per annum rate of 2.25%. We have agreed to repay the term loan in monthly payments of principal and interest in an amount equal to $61,051.48, and all accrued and unpaid interest on the term loan will be due and payable on April 1, 2015.

We are subject to customary covenants under the agreement and are required to satisfy certain financial and reporting covenants under the agreement. The agreement is secured by the company’s assets, subject to certain exceptions such as certain IP rights.

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

Our consolidated financial statements, together with the report of independent registered public accounting firm are included elsewhere herein. Reference is made to Item 15, "Financial Statements, Financial Statement Schedules and Exhibits.”

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2012.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since rules of the SEC permit us to provide only management’s report on this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of January 23, 2013.

Name	Age	Position
Robert C. Sims	45	President, Chief Executive Officer and Member of the Board of Directors
Brian Bianchi	46	Chief Operating Officer
David Cerf	47	Executive Vice President of Business and Corporate Development
Jennifer Ray Crane	41	Chief Financial Officer
Bernd R. Krieger	59	General Manager, Europe
Steven Ledger	53	Director, Chairman of the Board of Directors
Elliott Brackett	48	Director
Joseph J. Hartnett	57	Director
Don Pearce	69	Director

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

Jennifer Ray Crane has served as our Chief Financial Officer since November 2008.  Ms. Crane joined Crossroads in 2003 as Financial Controller and currently leads our financial and legal teams.  Prior to joining us, Ms. Crane held senior positions at Deloitte&Touche LLP and PriceWaterhouse Coopers LLP.  Jennifer is a Certified Public Accountant licensed in the state of Texas, an active member of the Financial Executive Institute (FEI) association as well as the American Institute of Certified Public Accountants (AICPA) and holds a Bachelor of Business Administration from the University of Texas at Austin.

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

Elliott Brackett has served as a director since September 2008.  In 1988, Mr. Brackett purchased Lifetime Automotive Products from bankruptcy.  Mr. Brackett has been Vice President of Exceptional Products, Inc., a direct response television marketing company, for over twenty years.  Mr. Brackett is a co-founder of Encrypto Inc., is a key founder of NexQL, and has served as a consultant for SCA Promotions. Mr. Brackett holds a BBA from Southern Methodist University.  We believe Mr. Brackett’s qualifications to serve on our board of directors include more than 20 years of experience in new product funding, marketing, acquisitions and turnarounds.

Joseph J. Hartnett was appointed to our board of directors in March 2011.  Mr. Hartnett served as President and Chief Executive Officer of Ingenient Technologies, Inc., an embedded multimedia IP licensing and software services company with world headquarters in Rolling Meadows, Illinois, from April 2008 through November 2010.  He joined Ingenient as Chief Operating Officer in September 2007.  Mr. Hartnett left Ingenient following the sale of the company and completion of post-sale activities.  From May 2001 through October 2006, Mr. Hartnett served as President and Chief Executive Officer of U.S. Robotics Corporation, a global Internet communications product company headquartered in Schaumburg, Illinois.  He joined U.S. Robotics as its Chief Financial Officer in June 2000.  Prior to that, Mr. Hartnett was a partner with Grant Thornton LLP where he served for over 20 years in various leadership positions at the regional, national and international level.  Mr. Hartnett is a CPA and holds a bachelor’s degree in Accounting from the University of Illinois at Chicago.  Mr. Hartnett currently serves as a director of Sparton Corporation, a NYSE-listed company, past Chairman and current member of the Audit Committee, past member of the Compensation Committee and past member of the Nominating and Corporate Governance Committee.  He is a former director of both U.S. Robotics Corporation and Ingenient Technologies, Inc.  Mr. Hartnett brings significant industry experience in the areas of international business, operations management, executive leadership, strategic planning and finance as well as extensive corporate governance, executive compensation and financial experience from his work on current and past boards of directors.

Don Pearce joined our board of directors in May 2009 and served as Chairman of the Board from May 2010 to November 2011. He also served as Vice President for the Texas division of Alliance Technology Group from April 2009 to January 2011 and before then served as a Regional Sales Manager for Sun Microsystems from October 2005 until June 2008. In addition, Mr. Pearce founded and has been the owner of Pearce Advisory Services since June 2008, a company specializing in consulting with technology companies in how to increase sales. Beginning his career with 12 years in systems and sales management at IBM, Mr. Pearce was employed in Sales and Sales Management at Amdahl Corp where his Division led the company in revenue 13 of 20 years. He then held executive Sales Management positions at Tarantella, StorageTek and Sun Microsystems. He has also served as a member of the Advisory Board for the Computer Science Engineering Department at Southern Methodist University since April 2002 and holds a B.S. in mathematics from SMU. He earned a M.S. in mathematics from Louisiana State University, where he also taught Mathematics for two years. We believe Mr. Pearce’s qualifications to serve on our board of directors include his extensive experience in storage sales as well as a global network of industry contacts . Mr. Pearce is also a recognized leader in business management with a significant track record of delivering revenue generating strategies within the high-tech sector.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes of ownership with the SEC and the NASDAQ Capital Market.  Our officers, directors and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by them.

Based solely on review of copies of the forms received, we believe that, during the last fiscal year, all filings under Section 16(a) applicable to its officers, directors and 10% stockholders were timely other than a Form 3 and two Forms 4’s filed by Thomas L. Wallace and Compass Global Management, Ltd., a Form 4 filed by and of Eliott Brackett, Joseph J. Hartnett, Robert C. Sims, Brian J. Bianchi, David Cerf and Jennifer Crane, and two Form 4’s filed by Dan Powers. Each late report referred to a single transaction.

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Year 2012

The following table sets forth the total compensation awarded to, earned by, or paid to Mr. Sims, Mr. Cerf and Mr. Bianchi, who are referred to as our “named executive officers,” during the years ended October 31, 2011 and 2012.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Other	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Robert C. Sims	2011	275,000	84,015	75,014	422,452	4,050	860,531
President and Chief	2012	275,000	42,854	85,706	-	450	404,010
Executive Officer

David Cerf	2011	232,500	21,512	43,024	337,961	-	634,997
Executive Vice	2012	235,000	24,709	49,419	-	-	309,128
President of Business and Corporate Development

Brian Bianchi	2011	215,000	22,343	44,687	84,490	2,550	369,070
Chief Operating	2012	220,000	27,713	55,425	-	150	303,288
Officer

(1)	On December 15, 2011, we awarded cash bonuses of $42,854, $24,709, and $27,713 to Messrs. Sims, Cerf, and Bianchi, respectively, reported in fiscal year 2012. On December 10, 2010, we awarded cash bonuses of $36,529, $21,512, and $22,343 to Messrs. Sims, Cerf, and Bianchi, respectively, reported in fiscal year 2011. Mr. Sims also received a cash bonus of 1% of certain IP revenue in fiscal year 2011, receiving an additional $47,486 during fiscal years of 2011.

(2)	On January 18, 2012, we awarded 16,642 shares of common stock to Messr. Sims. On January 9, 2012, we awarded 9,596 and 10,762 shares of common stock to Messrs. Cerf, and Bianchi, respectively. On January 25, 2011, we awarded 75,319 shares of common stock to Messr. Sims. On December 10, 2010, we awarded 44,355 and 46,069 shares of common stock to Messrs. Cerf, and Bianchi, respectively. The dollar amounts in the table represent the total grant date fair value of the award in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on stock compensation based on the closing price of our common stock on the date of grant.

(3)	We granted options to purchase 125,000, 100,000, and 25,000 shares of common stock on October 17, 2011 to Messrs. Sims, Cerf, and Bianchi, respectively, at a grant date fair value of $3.38 per share. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years.

(4)	We award cash bonuses through our Patent Award Program. Various levels of bonuses are awarded based on the stage a patent is in through the U.S. patent system. Cash patent bonus awards of $4,050 and $2,550 were awarded to Messrs. Sims and Bianchi, respectively during fiscal year 2011. Cash patent bonus awards of $450 and $150 were awarded to Messrs. Sims and Bianchi, respectively during fiscal year 2012.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table sets forth information regarding unexercised options held by each of our named executive officers as of October 31, 2012.

Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable	Options Exercise Price($)	Options Expiration Date
Robert C. Sims	5,469	(1)	-	4.56	2/12/2013
	7,032	(1)	-	4.56	2/12/2013
	3,907	(2)	-	7.48	8/21/2013
	8,594	(2)	-	7.48	8/21/2013
	14,602	(3)	-	9.72	9/30/2013
	16,649	(3)	-	9.72	9/30/2013
	42,749	(4)	-	5.32	10/19/2014
	19,752	(4)	-	5.32	10/19/2014
	36,000	(5)	-	3.52	3/31/2016
	66,867	(6)	-	4.48	1/31/2017
	31,250	(7)	31,250	1.56	8/25/2020
	62,500	(8)	-	1.56	8/25/2020
	31,250	(9)	93,750	4.75	10/17/2021

David Cerf	57,500	(10)	-	3.40	4/20/2015
	3,750	(5)	-	3.52	3/31/2016
	15,837	(6)	-	4.48	1/31/2017
	25,000	(7)	25,000	1.56	8/25/2020
	50,000	(8)	-	1.56	8/25/2020
	25,000	(9)	75,000	4.75	10/17/2021

Brian Bianchi	5,175	(2)	-	7.48	8/21/2013
	12,500	(11)	-	10.64	2/4/2014
	464	(12)	-	5.56	9/29/2014
	10,537	(12)	-	5.56	9/29/2014
	12,250	(13)	-	4.56	8/31/2015
	12,044	(5)	-	3.52	3/31/2016
	43,991	(6)	-	4.48	1/31/2017
	6,250	(7)	6,250	1.56	8/25/2020
	12,500	(8)	-	1.56	8/25/2020
	6,250	(9)	18,750	4.75	10/17/2021

(1)	This award was fully vested on February 12, 2007.
(2)	This award was fully vested on August 21, 2007.
(3)	This award was fully vested on September 30, 2007.
(4)	This award was fully vested on October 19, 2008.
(5)	This award was fully vested on March 31, 2010.
(6)	Messrs. Sims, Cerf and Bianchi were awarded options to purchase 66,867, 15,837, and 43,991 shares of common stock, respectively, on January 31, 2007. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years. These awards are fully vested as of January 31, 2011.
(7)	Messrs. Sims, Cerf and Bianchi were awarded options to purchase 62,500, 50,000, and 12,500 shares of common stock, respectively, on August 25, 2010. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years. These awards will be fully vested as of August 25, 2014. The grant date fair value, based on the Black-Scholes calculation utilized by the Company, was $1.08 per option. Unvested shares are valued at $33,750, $27,000, and $6,750 for Messrs. Sims, Cerf and Bianchi, respectively as of October 31, 2012.

(8)	Messrs. Sims, Cerf and Bianchi were awarded options to purchase 62,500, 50,000, and 12,500 shares of common stock, respectively, on August 25, 2010. These awards vest 100% on the two-year anniversary of the award. These awards are fully vested as of August 25, 2012.
(9)	Messrs. Sims, Cerf and Bianchi were awarded options to purchase 125,000, 100,000, and 25,000 shares of common stock, respectively, on October 17, 2011. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years. These awards will be fully vested as of October17, 2015. The grant date fair value, based on the Black-Scholes calculation utilized by the Company, was $3.38 per option. Unvested shares are valued at $316,875, $253,500, and $63,375 for Messrs. Sims, Cerf and Bianchi, respectively as of October 31, 2012.
(10)	This award was fully vested on April 15, 2009.
(11)	This award was fully vested on February 4, 2008.
(12)	This award was fully vested on September 29, 2008.
(13)	This award was fully vested on August 31, 2009.

Employment Agreements and Severance Arrangements

Robert C. Sims Employment Agreement .  We entered into an employment agreement with Robert C. Sims, our President and Chief Executive Officer, in October 2003. Mr. Sims’ employment is on an “at-will” basis and may be terminated at any time, upon written notice, with or without cause, at our option or Mr. Sims’ option, subject to the severance benefit program described below. Mr. Sims’ annual base salary is currently $275,000. Pursuant to the agreement, Mr. Sims is eligible to participate in our bonus plans and to receive such benefits as may be in effect from time to time and as afforded to other of our executives.

Severance Benefit Program .  We have a severance benefit program for certain members of management, including Mr. Sims, Mr. Bianchi, and Mr. Cerf. Under the program, should the executive’s employment with us terminate by reason of an involuntary termination at any time, the executive will become entitled to receive the following severance benefits:

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

Shares Subject to the Plan

The aggregate number of shares of our common stock that may be issued under the plan will not exceed 3,000,000 shares, except as provided in the following paragraph. Shares will be deemed to have been issued under the plan only to the extent actually issued and delivered pursuant to an award or to the extent an award is settled in cash. To the extent that an award lapses or the rights of its holder terminate, any shares of common stock subject to such award will again be available for the grant of an award. From and after the date upon which we become a publicly held corporation, the limitation set forth in the preceding sentences will be applied in a manner that will permit compensation generated under the plan to constitute “performance-based” compensation for purposes of section 162(m) of the Code, including, without limitation, counting against such maximum number of shares, to the extent required under section 162(m) of the Code and applicable interpretative authority under the Code, any shares subject to options that are canceled or repriced.

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

2012 Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended October 31, 2012, other than a director who also served as an executive officer.

	Fees Earned or
Name and Principal	Paid in Cash	Option Awards	Total
Position	($)(1)	($)(1)(2)	($)

Don Pearce	25,000	14,418	39,418

Elliott Brackett	25,000	14,418	39,418

Steven Ledger (3)	60,000	-	60,000

Joseph J. Hartnett	25,000	14,418	39,418

(1)	Messrs. Pearce, Brackett and Hartnett receive quarterly payments of $6,250 in cash and $6,250 worth of options, based on the intrinsic value of our common stock on the last day of the quarter. The amounts shown in the table above are based on the Black-Scholes valuation for GAAP purposes. Mr. Ledger receives $5,000 per month.
(2)	We granted options to purchase 1,278 shares of common stock on January 31, 2012 to each of Messrs. Pearce, Brackett, and Hartnett at a grant date fair value of $2.84 per share and an exercise price of $4.89. We granted options to purchase 1,056 shares of common stock on April 30, 2012 to each of Messrs. Pearce, Brackett, and Hartnett at a grant date fair value of $3.37 per share and an execise price of $5.92. We granted options to purchase 1,632 shares of common stock on July 31, 2012 to each of Messrs. Pearce, Brackett, and Hartnett at a grant date fair value of $2.21 per share and an exercise price of $3.83. We granted options to purchase 1,822 shares of common stock on October 31, 2012 to each of Messrs. Pearce, Brackett, and Hartnett at a grant date fair value of $1.98 per share and an exercise price of $3.43. All options to the board of directors vest immediately and have a 10 year term from the date of grant.
(3)	During the year ended October 31, 2012, we were party to a consulting agreement with Mr. Ledger pursuant to which he provides consulting services with respect to certain of our products. Under the terms of the agreement, Mr. Ledger received $5,000 per month and reimbursement of expenses. We terminated the agreement as of January, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our capital stock as of January 23, 2013 by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding capital stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

The following table lists the applicable percentage beneficial ownership based on 11,827,458 shares of common stock outstanding as of January 23, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of January 23, 2013 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Crossroads Systems, Inc., 11000 North Mo-Pac Expressway, Austin, Texas 78759.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent
5% Stockholders
Thomas L. Wallace	980,937	(1)	8.1%
Compass Global Fund, LTD	941,875	(1)	7.8%
ACT Capital Management, LLLP	806,937	(2)	6.8%
James E. Besser	781,776	(3)	6.6%
Strome Investment Management, LP	781,250	(4)	6.5%
Revelation Capital Management Ltd.	759,062	(5)	6.3%
Thomas B. Akin	699,876	(6)	5.9%
Manchester Management Company, LLC	674,276	(3)	5.7%
Executive Officers and Directors
Robert C. Sims	533,136	(7)	4.4%
Brian Bianchi	237,519	(8)	2.0%
David Cerf	299,499	(9)	2.5%
Jennifer Ray Crane	130,152	(10)	1.1%
Bernd R. Krieger	28,586	(11)	*
Don Pearce	82,375	(12)	*
Elliott Brackett	80,977	(13)	*
Joseph J. Hartnett	8,730	(14)	*
Steven Ledger	451,201	(15)	3.8%
All current directors and executive officers as a group (10 persons)	1,852,175	(16)	14.6%

*	Less than 1%.
(1)	According to Schedule 13G filed November 17, 2011 and Form 4 filed September 10, 2012. Consists of (i) 707,500 shares (the “Fund Shares”) of common stock held by Compass Global Fund, LTD (“Fund”), (ii) warrants to purchase 234,375 shares (together with the Fund Shares, the “Fund Securities”) of common stock held by Fund, (iii) 31,250 shares of common stock held by Thomas L. Wallace, and (iv) warrants to purchase 7,812 shares of common stock held by Mr. Wallace. Fund is a share class of Compass Global Management, LTD. Mr. Wallace, as a Director and Manager of Compass, shares voting and dispositive power over the shares held by Fund. Mr. Wallace disclaims beneficial ownership of the Fund Securities (except to the extent of any pecuniary interest therein). The address for Compass, Fund and Mr. Wallace is 795 Ridge Lake Blvd., Ste. 106, Memphis, Tennessee 38120.
(2)	According to Schedule 13G filed February 9, 2012. ACT Capital Management, LLLP is the beneficial owner of 757,875 shares of common stock of the Issuer and 49,062 warrants to purchase shares of common stock. Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP. Investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The address for ACT Capital Management, LLLP is 2 Radnor Corporate Center, Suite 111, Radnor, PA 19087.
(3)	According to Schedule 13G/A filed February 13, 2012. Includes 107,500 shares of our common stock over which Mr. Besser has sole voting and dispositive power and 674,276 shares of our common stock which are beneficially owned by both Mr. Besser and Manchester Management Company, LLC owned by advisory clients of Manchester Management Company, LLC, none of which owns more than 5% of our outstanding common stock. Mr. Besser is the Managing Member of Manchester Management Company, LLC. The address for each of Mr. Besser and Manchester Management Company, LLC is c/o Manchester Management Company, LLC, 131 Charles Street, 10st Floor, Boston, Massachusetts 02114.

(4)	According to Schedule 13G filed January 4, 2012. Consists of (a) 312,500 shares of common stock and 78,125 shares of common stock issuable upon exercise of warrants held by Strome Alpha Fund, LP, a Delaware limited partnership (“Fund”), and (b) 312,500 shares of common stock and 78,125 shares of common stock issuable upon exercise of warrants held by Strome Alpha Offshore LTD, a Cayman Islands limited partnership (“Offshore”). Strome Investment Management, LP, a California limited partnership (“Management”) has the power to vote and dispose of the shares held by Fund and Offshore. Craig Bere is the Chief Operating Officer of Management and Mark Strome is the Chairman and Chief Investment Officer of Management. The address for each of Management, Fund and Offshore is 100 Wilshire Blvd., #1750, Santa Monica, California 90401.
(5)	According to Schedule 13G/A filed February 14, 2012. Consists of 759,062 shares of our common stock, of which 164,062 are shares issuable upon the exercise of warrants. Revelation Special Situations Fund Ltd (the “Fund”) and the Fund’s investment manager, Revelation Capital Management Ltd (“Revelation”), share voting and dispositive power over the shares held directly by the Fund. Chris Kuchanny, as a principal of Revelation, shares voting and dispositive power over the shares reported by it. Each of Revelation and Mr. Kuchanny disclaims beneficial ownership of these securities (except to the extent of any pecuniary interest therein). The address for each of the Fund, Revelation and Mr. Kuchanny is Canon’s Court, 22 Victoria Street, Hamilton HM 11, Bermuda.
(5)	According to Schedule 13G/A filed February 14, 2012. Mr. Akin and Talkot Fund, L.P. beneficially own 699,876 shares of our common stock, of which Mr. Akin directly beneficially owns 293,963 shares and Talkot Fund, L.P. directly beneficially owns 405,913 shares. Mr. Akin is the Managing General Partner of Talkot Fund, L.P. The address for each of Mr. Akin and Talkot Fund, L.P. is 2400 Bridgeway, Suite 300, Sausalito, California 94965.
(7)	Includes 349,744 shares of common stock issuable upon exercise of options exercisable within 60 days of January 23, 2013.
(8)	Includes 125,085 shares of common stock issuable upon exercise of options exercisable within 60 days of January 23, 2013.
(9)	Includes 189,587 shares of common stock issuable upon exercise of options exercisable within 60 days of January 23, 2013.
(10)	Includes 92,384 shares of common stock issuable upon exercise of options exercisable within 60 days of January 23, 2013.
(11)	Includes of 16,875 shares of common stock issuable upon exercise of options exercisable within 60 days of January 23, 2013.
(12)	Includes 44,875 shares of common stock issuable upon exercise of options exercisable within 60 days of January 23, 2013.
(13)	Includes 68,477 shares of common stock issuable upon exercise of options exercisable within 60 days of January 23, 2013.
(14)	Consists of 8,730 shares of common stock issuable upon exercise of options exercisable within 60 days of January 23, 2013.
(15)	Consists of 451,201 shares of common stock held by a partnership of which Mr. Ledger is a partner.
(16)	Includes 895,757 shares of common stock issuable upon exercise of options exercisable within 60 days of January 23, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since November 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described in “Compensation of Named Executive Officers,” and the transactions described or referred to below. The audit committee of our board of directors is responsible for reviewing and approving any related person transactions.

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

Audit Fees

All services rendered by our registered public accounting firm, PMB Helin Donovan, LLP, are pre-approved by the audit committee.  PMB Helin Donovan, LLP has provided or is expected to provide services to us in the following categories and amounts:

	October 31,
	2011	2012

Audit fees (1)	$55,000	$107,550
Audit related fees(2)	$65,425	$9,650
Tax fees(3)	$-	$39,980
All other fees(4)	$3,725	$11,600

(1)      Audit fees – These are fees for professional services performed by PMB Helin Donovan, LLP for the audit of our annual consolidated financial statements and review of interim financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)      Audit-related fees – These are fees for assurance and related services performed by PMB Helin Donovan, LLP that are reasonably related to the performance of the audit or review of our financial statements.  For 2012, this amount primarily includes a review of our reports on Form 10-Q and Form 10-K.

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

Pre-Approval Policy

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our external advisors must be approved in advance by our audit committee.

PART IV

Item 15.	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements.

The response to this portion of Item 15 is submitted as a separate section of this report. See “Index to Financial Statements and Schedules” at page F-1.

2.	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.2	Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2	3/11/11
3.2.1	Amendment No. 1 to Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2.1	3/11/11
3.2.2	Amendment No. 2 to Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2.2	8/9/11
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.2	Employment Agreement, dated as of October 13, 2003, by and between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.2	3/11/11
10.3	Severance Benefit Plan, dated February 11, 2002, between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.3	3/11/11
10.4	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.5	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.7	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	S-1	333-172792	10.7	3/11/11
10.8	Fourth Amended and Restated Loan and Security Agreement, executed as of January 24, 2013, between Silicon Valley Bank and Crossroads Systems (Texas), Inc.					X

10.9	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.10	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.11†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.12.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.12.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
10.13	Professional Agreement, dated July 31, 2012, between Crossroads Systems, Inc. and Iron Mountain Information Management, Inc.	8-K	001-15331	10.1	8/2/12
10.14	Securities Purchase Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.15	Registration Rights Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
21.1	List of Subsidiaries					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Schema Linkbase Document					X
101.CAL*	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Labels Linkbase Document					X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document					X

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

Dated: January 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

	Director and Chairman of the Board of Directors	January 24, 2013
(Steven Ledger)

/s/ Robert C. Sims	President, Chief Executive Officer and Director	January 24, 2013
(Robert C. Sims)	(Principal Executive Officer)

/s/ Jennifer Ray Crane	Chief Financial Officer	January 24, 2013
(Jennifer Ray Crane)	(Principal Accounting Officer)

/s/ Elliott Brackett	Director	January 24, 2013
(Elliott Brackett)

/s/ Joseph J. Hartnett	Director	January 24, 2013
(Joseph J. Hartnett)

/s/ Don Pearce	Director	January 24, 2013
(Don Pearce)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Crossroads Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crossroads Systems, Inc. and subsidiaries (the Company) as of October 31, 2011 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2011 and 2012, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein when considered in relation to the basic consolidated financial statements.

/s/ PMB HELIN DONOVAN, LLP

Austin, Texas
January 23, 2013

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	October 31,
	2011	2012

ASSETS

Current assets:
Cash and cash equivalents	$7,336	$6,895
Short-term investments	3,385	-
Total cash, cash equivalents and short-term investments	10,721	6,895

Accounts receivable, net of allowance for doubtful accounts of $71 and $102, respectively	2,659	2,847
Inventory	188	376
Prepaid expenses and other current assets	297	309
Total current assets	13,865	10,427

Property and equipment, net	1,320	1,521
Intangible assets, net	110	-
Other assets	56	76
Total assets	$15,351	$12,024

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,228	$1,260
Accrued expenses	2,156	2,879
Deferred revenue	1,009	1,306
Current portion of long term debt	1,973	2,948
Total current liabilities	7,366	8,393

Long term liabilities	126	1,634

Commitments and contingencies (See Note 10)	-	-

Stockholders' equity:
Common stock, $0001 par value, 75,000,000 shares authorized, 10,923,543 and 11,679,860 shares issued and outstanding, respectively	11	12
Additional paid-in capital	199,750	204,582
Accumulated other comprehensive loss	(40)	(39)
Accumulated deficit	(191,862)	(202,558)
Total stockholders' equity	7,859	1,997
Total liabilities and stockholders' equity	$15,351	$12,024

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended
	October 31,
	2011	2012
Revenue:
Product	$4,441	$5,856
IP license, royalty and other	10,546	8,143

Total revenue	14,987	13,999

Cost of revenue:
Product	357	642
IP license, royalty and other	2,308	2,301

Total cost of revenue	2,665	2,943

Gross profit	12,322	11,056

Operating expenses:
Sales and marketing	5,218	6,386
Research and development	10,702	11,408
General and administrative	3,158	3,590
Amortization of intangible assets	629	110

Total operating expenses	19,707	21,494

Loss from operations	(7,385)	(10,438)

Interest expense	(104)	(241)
Other expense	(6)	(17)

Net loss	$(7,495)	$(10,696)

Basic and diluted net loss per share	$(0.69)	$(0.95)

Basic and diluted average common shares outstanding	10,820,028	11,245,813

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 31, 2010	10,736,941	$11	$198,729	$(184,367)	$(49)	$14,324

Issuance of common stock	4,202	-	20	-	-	20
Stock options exercised	57,645	-	95	-	-	95
Stock warrants exercised	38,703	-	29	-	-	29
Stock-based compensation	86,052	-	877	-	-	877
Foreign currency translation adjustment	-	-	-	-	9	9
Net loss	-	-	-	(7,495)	-	(7,495)

Balance at October 31, 2011	10,923,543	$11	$199,750	$(191,862)	$(40)	$7,859

Issuance of common stock	587,083	1	3,017	-	-	3,018
Stock options exercised	71,526	-	150	-	-	150
Stock warrants exercised	13,749	-	44	-	-	44
Stock-based compensation	83,959	-	1,621	-	-	1,621
Foreign currency translation adjustment	-	-	-	-	1	1
Net loss	-	-	-	(10,696)	-	(10,696)

Balance at October 31, 2012	11,679,860	$12	$204,582	$(202,558)	$(39)	$1,997

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	October 31,
	2011	2012

Cash flows from operating activities:
Net loss	$(7,495)	$(10,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	537	711
Amortization of intangible assets	629	110
Loss on disposal of property and equipment	8	17
Stock-based compensation	877	1,680
Provision for doubtful accounts receivable	52	31
Changes in assets and liabilities:
Accounts receivable	2,895	(219)
Inventory	(95)	(188)
Prepaid expenses and other assets	(4)	(27)
Accounts payable	1,314	(968)
Accrued expenses	(114)	665
Deferred revenue	(485)	435
Net cash used in operating activities	(1,881)	(8,449)
Cash flows from investing activities:
Purchase of property and equipment	(1,290)	(944)
Proceeds from sale of property and equipment	-	15
Purchase of held-to-maturity investments	(6,669)	(185)
Maturity of held-to-maturity investments	3,284	3,570
Net cash (used in) provided by investing activities	(4,675)	2,456
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	144	3,212
Proceeds from borrowing on debt	-	3,000
Repayment of debt	-	(655)
Net cash provided by financing activities	144	5,557

Effect of foreign exchange rate on cash and cash equivalents	(63)	(5)
Net decrease in cash and cash equivalents	(6,475)	(441)
Cash and cash equivalents, beginning of period	13,811	7,336
Cash and cash equivalents, end of period	$7,336	$6,895

Supplemental disclosure of cash flow information:

Cash paid for interest	$86	$194
Cash paid for income taxes	$1	$1

See accompanying notes to the consolidated financial statements

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. and its wholly-owned subsidiaries (“Crossroads” or the “Company”). Headquartered in Austin, Texas, Crossroads Systems, a Delaware corporation, is a global provider of data protection solutions and services. Through the innovative use of new technologies, the Company delivers customer-driven solutions that enable proactive data protection, advanced data archival, optimized performance and significant cost-savings over current solutions. The Company’s products are sold worldwide in mission critical environments for Fortune 2000 companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, proceeds from the sale of common stock, and funds available under credit agreements will be sufficient to fund the anticipated operations for fiscal 2013.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase. While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits. As of October 31, 2012, total uninsured deposits were $5.7 million. The Company has not experienced any losses in such accounts.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out method. Adjustments to reduce the carrying value of inventories to their net realizable value are made for estimated excess, obsolete or impaired balances. These adjustments are measured as the excess of the cost of the inventory over its market value based upon assumptions about future demand and charged to cost of revenue. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of the original cost basis or increases in the newly established cost basis.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets (Note 5). Expenditures for repairs and maintenance are charged to expense when incurred; major replacements and betterments are capitalized at cost. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the remaining life of the lease. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IP License Revenue

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in specific products they offer. The timing and amount of revenue recognized from IP license agreements depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patents in the customer’s past shipments, patent licensing royalties on covered products sold going forward, cross-licensing terms between the Company and other parties, and settlement of patent litigation. Through October 31, 2012, no amounts have been allocated to the cross-licensing or the settlement of patent litigation elements.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contracts to Modify or Customize Products

During the year ended October 31, 2012, the Company entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, the Company first looks to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  The Company then considers the appropriate recognition model for each accounting element based on the nature of the element and applies the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  The Company recorded approximately $0 and $902,000 as revenue and approximately $0 and $482,000 as a reduction of research and development expense related to these contracts for the years ended October 31, 2011 and 2012, respectively.

Warranty

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statement of operations (Note 13).

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 3,228,318 and 3,129,340 for the years ended October 31, 2011 and 2012, respectively. The dilutive common stock equivalents for the year ended October 31, 2012 include warrants to purchase 998,096 shares of common stock (Note 11).

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs for the years ended October 31, 2011 and 2012 were approximately $32,000 and $7,000, respectively.

Research and Development Costs

Expenditures relating to the development of new products are expensed as incurred. These costs include expenditures for employee compensation, materials used in the development effort, other internal costs, as well as expenditures for third party professional services. Software development costs incurred after a product has reached marketability have not been material to date.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model, which requires a number of assumptions to determine the model inputs. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, the fair value of stock-based awards to non-employees are expensed over the period in which the related services are rendered. All stock-based awards are expected to be fulfilled with new shares of common stock.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net income recorded by Crossroads Europe, GmbH, and reported in consolidated operations during fiscal years 2011 and 2012, was $0.1 million and $0.1 million respectively. Assets of Crossroads Europe, GmbH account for approximately 2% and 3% of the consolidated net assets for fiscal years 2011 and 2012, respectively.

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

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on its consolidated financial statements or disclosures.

3.	FAIR VALUE MEASUREMENTS

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

As of October 31, 2011 and October 31, 2012, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. As of October 31, 2011, the Company held $2,683,000 of commercial paper, and $702,000 of fixed income government agency debt securities. As of October 31, 2012, the Company held no investments. These instruments are classified as Level 1 of the fair value hierarchy, as fair value for these instruments is determined using observable, quoted prices for identical assets in active markets.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At October 31, 2012, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis. The estimated fair value of the Company's line of credit approximates the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of October 31, 2012.

4.  INVENTORY

Inventory, net consists of the following (in thousands):

	October 31,	October 31,
	2011	2012

Raw materials	$170	$322
Finished goods	18	54
	$188	$376

5.  PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,	October 31,
		2011	2012
	Life (years)
Equipment	1-3	$19,099	$18,960
Furniture and fixtures	5	687	691
Leasehold improvements	5	553	568
		20,339	20,219
Less: Accumulated depreciation		(19,019)	(18,698)
		$1,320	$1,521

Depreciation expense was approximately $537,000 and $711,000 for fiscal years 2011 and 2012, respectively.

6.   INTANGIBLE ASSETS

In 2006, Crossroads acquired Tape Laboratories, Inc, resulting in an intangible asset, purchased technology, in the amount of $5.7 million. In 2007, Crossroads acquired Grau Data Storage, AG, resulting in an intangible asset, purchased technology, in the amount of $0.7 million.

The following table presents details of intangible assets acquired (in thousands, except number of years):

	Amortization	October 31,	October 31,
	Period (Years)	2011	2012
Intangible assets:
Technology	5	$6,407	$6,407
Accumulated amortization		(6,297)	(6,407)

Net carrying value		$110	$-

Amortization expense was approximately $629,000 and $110,000 for fiscal years 2011 and 2012, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	October 31,
	2011	2012

Payroll related	$1,475	$1,871
Professional services	271	620
Warranty reserve	22	11
Customer deposits	-	12
Other	388	365
	$2,156	$2,879

Included in payroll related accrued expenses as of October 31, 2011 was $587,000 related to bonus compensation, $407,000 of which was subsequently settled in January 2012 with 83,959 shares of common stock. Included in payroll related accrued expenses as of October 31, 2012 was $790,000 related to bonus compensation, $465,000 of which was settled in December 2012 with 146,555 shares of common stock.

Warranty reserve activity, included in accrued expenses, during the years ended October 31, 2011 and 2012 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2011
Warranty reserve	$30	$9	$(17)	$22

Year ended October 31, 2012
Warranty reserve	$22	$16	$(27)	$11

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	October 31,
	2011	2012

Product	$558	$315
Services	451	991
	$1,009	$1,306

8.  CONCENTRATIONS

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The percentage of sales to significant customers was as follows:

	October 31,
	2011	2012

Customer A	71.3%	49.1%
Customer B	5.3%	13.5%

The percentage of accounts receivable, net from significant customers was as follows:

	October 31,
	2011	2012

Customer A	67.6%	66.4%
Customer B	1.8%	0.0%

The level of sales to any customer may vary from quarter to quarter. However, the Company expects that significant customer concentration will continue for the foreseeable future. The loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition or results of operations.

9.   LINE OF CREDIT AND LONG TERM LIABILITIES

The Company has a revolving line of credit with its bank. The committed revolving line provides for an advance of up to $4.0 million with a borrowing base of 80% of eligible accounts receivable. Interest accrues monthly at a rate of prime rate, plus a margin of 0.25%. The Company is required to satisfy certain financial and reporting covenants in conjunction with the line of credit. The line of credit will mature on December 26, 2013. As of October 31, 2012, there was approximately $1.97 million drawn and outstanding on the line of credit. The Company was not in compliance with certain covenants at October 31, 2012, and has subsequently repaid $1.48 million of the line of credit in December of 2012.

On November 9, 2011, the Company entered into a term loan agreement with its bank.  The loan is available in draws of $0.5 million, with a maximum drawn balance of $3.0 million.  Each individual draw is to be repaid in equal monthly payments over 36 months, fully amortized, bearing an interest rate of Prime Rate, plus a margin of 2.25%.  The Company is required to satisfy certain financial and reporting covenants in conjunction with the term loan. As of October 31, 2012, there was approximately $2.3 million outstanding on the term loan, monthly installments on the term loan extend through March 1, 2015, and the Company was in compliance with all covenants.

Current portion of long term debt and long term liabilities consists of the following (in thousands):

	October 31,	October 31,
	2011	2012

Current portion of long term debt:
Line of credit	$1,973	$1,973
Current portion of term loan	-	975
	$1,973	$2,948
Long term liabilities:
Long term deferred revenue	$126	$264
Long term portion of term loan	-	1,370
	$126	$1,634

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense relating to the line of credit and the term loan was approximately $86,000 and $206,000 for the years ended October 31, 2011 and 2012, respectively.

Aggregate future principal payments of long-term debt outstanding are as follows as of October 31, 2012 (in thousands):

	Fiscal Year
	2013	2014	2015	Total

Aggregate future principal payments of long-term debt outstanding	$975	$1,041	$329	$2,345

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through August, 2016. Rental expense under these agreements was approximately $480,000 and $380,000 for the years ended October 31, 2011 and 2012, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of $375,000 per year through the lease term.

The minimum annual future payments under the terms of these leases and other commitments at October 31, 2012 are as follows (in thousands):

Operating
Fiscal Year	Leases

2013	$410
2014	416
2015	135
2016	5
$966

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit in September of 2010, against 3Par, Inc., American Megatrends, Inc., Rorke Data, Inc., D-Link Systems, Inc., Chelsio Communications, Inc., DataCore Software Corporation, and IStor Networks, Inc. in a lawsuit styled Crossroads Systems, Inc. v. 3Par, Inc. et al, Civil Action No. 1:10-CV-652-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147. With the exception of Rorke Data, Inc., settlement was reached with all defendants in fiscal year 2011. Settlement was reached with Rorke Data, Inc. in fiscal year 2012, and this case has been dismissed.

The Company filed a lawsuit in February 2012, against Infortrend Corporation, Aberdeen LLC, Boost Systems, Inc., iXsystems, Inc. and Storageflex, Inc. in a lawsuit styled Crossroads Systems, Inc. v. Infortrend Corporation et al, Civil Action No. 1:12-CV-00104-SS (W.D. Tex – Austin Division) alleging infringement by each of the defendants of one or both of U.S. Patent Nos. 6,425,035 and 7,051,147. Settlement of this case was reached in fiscal year 2012, and this case has been dismissed.

Infortrend Corporation v. Crossroads Systems, Inc., United States District of Delaware, Civil Action No. 1:12-CV-00968-UNA in July 2012. This is an action alleging that Crossroads Systems, Inc. has infringed Infortrend Corporation’s United States Patent No. 7,310,745. Infortrend Corporation alleges that Crossroads Systems, Inc. makes, sells, offers for sale, and/or uses in the United States a product that infringes the claims of the ’745 Patent. Settlement of this case was reached in fiscal year 2012, and this case has been dismissed.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS’ EQUITY

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 68%, risk free interest rate of 1.47%, and expected term of 2.5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of October 31, 2012, 998,096 warrants were outstanding.

In August 2011, the Company filed an amendment to its Certificate of Incorporation to effect a reverse stock split of its issued and outstanding common stock, pursuant to which every four outstanding shares of common stock were combined and reclassified into one share of common stock. This reverse stock split was effective August 12, 2011. All references to the number of shares of common stock issued and outstanding, and the per share calculations have been restated to give retroactive effect to the reverse stock split.

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

12. STOCK OPTIONS AND STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

The Company’s 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) was succeeded by the 2010 Stock Incentive Plan (the “2010 Plan”).  As of October 31, 2012, options to purchase 1,030,314 shares of common stock were outstanding, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,000,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.  No further awards may be granted under the plan after ten years from the date of adoption of the plan. The plan will remain in effect until all options granted under the plan have been exercised, forfeited, assumed, substituted, satisfied or expired and all restricted stock awards granted under the plan have vested or been forfeited. As of October 31, 2012, options to purchase 1,216,221 shares of common stock were granted from the 2010 Plan, of which 1,100,930 were outstanding as of October 31, 2012. During the year ended October 31, 2012, common stock share grants of 83,959 were granted from the 2010 Plan.

As of October 31, 2012, options to purchase an aggregate of 2,131,244 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,512,458 were vested. Under the 2010 Plan, 1,780,603 shares of common stock were available for future grants as of October 31, 2012.  The shares of common stock reserved for future grant are reduced by 34,508 options previously exercised under the 2010 Plan, and 83,959 shares of stock granted under the plan.  The exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years.  Stock option exercises are fulfilled with new shares of common stock.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Years ended October 31,
	2011	2012

Cost of revenue	$23	$29
Sales and marketing	212	511
Research and development	302	608
General and administrative	340	532
Total stock-based compensation	$877	$1,680

During the fourth quarter of the fiscal year ended October 31, 2011, management made the decision to pay 67% of the management bonus for the fiscal year ended October 31, 2011 with shares of the Company’s stock. Accordingly, 83,959 shares of common stock were granted in January 2012 valued at approximately $433,000. During the year ended October 31, 2012 share based compensation expense of approximately $465,000 was accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2012. Accordingly, 146,555 shares of common stock were granted in December 2012 to satisfy this liability.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s stock. The expected term represents an estimate of the time options are expected to remain outstanding. The Company’s options that are exercised are restricted for one year from the date of exercise, therefore it does not believe the actual history of shares exercised is an accurate method of calculating the expected term and uses the simplified method to derive an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The variables used in the Black-Scholes calculation are listed below for the respective periods:

	Years ended October 31,
	2011	2012

Expected dividend yield	0%	0%
Expected volatility	69 - 70%	69 - 71%
Risk-free interest rate	0.9 - 2.3%	0.7 - 1.0%
Expected term (years)	6.1	6.1

The following table summarizes information about stock option activity for the years ended October 31, 2011 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at October 31, 2010	1,882,798	$3.75	6.60	$3.4
Granted	533,388	$4.74
Forfeited	(142,068)	$5.98
Exercised	(57,645)	$1.64

Outstanding at October 31, 2011	2,216,473	$3.90	6.63	$3.5
Granted	170,154	$4.54
Forfeited	(183,857)	$6.43
Exercised	(71,526)	$2.09

Outstanding and expected to vest at October 31, 2012	2,131,244	$3.80	6.20	$1.4

Exercisable at October 31, 2012	1,512,458	$3.79	5.19	$1.1

The weighted average fair value per option granted during the years ended October 31, 2011 and 2012 was $3.74 and $2.99 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended October 31, 2011 and 2012 was $192,000 and $211,000, respectively. During the years ended October 31, 2011 and 2012, the amount of cash received from the exercise of stock options was $94,000 and $150,000, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not grant any options to non-employees during the year ended October 31, 2011 and granted 13,000 options to non-employees during the year ended October 31, 2012, the fair value of which was approximately $37,000.

At October 31, 2012, there was approximately $1,026,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.44 years. There were 323,033 and 538,513 options that became vested during the years ended October 31, 2011 and 2012, respectively, with the total fair value of these awards of approximately $476,000 and $975,000, respectively.

The following table shows information about outstanding stock options at October 31, 2012:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Shares	Remaining	Average		Average
Exercise Prices			Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.64	-	$1.55	135,801	6.70	$0.74	107,679	$0.75
$1.56	-	$1.75	444,227	7.82	$1.56	302,873	$1.56
$1.76	-	$3.51	222,626	5.10	$2.37	210,696	$2.33
$3.52	-	$4.39	220,762	6.07	$3.71	152,240	$3.60
$4.40	-	$4.59	283,769	3.95	$4.51	268,266	$4.51
$4.60	-	$4.74	264,375	8.92	$4.75	67,500	$4.75
$4.75	-	$5.07	242,946	7.87	$4.86	130,323	$4.90
$5.08	-	$7.47	240,537	3.62	$6.03	196,680	$6.06
$7.48	-	$10.64	76,201	1.12	$10.26	76,201	$10.26

$0.64	-	$10.64	2,131,244	6.20	$3.80	1,512,458	$3.79

13. INCOME TAXES

There was no recorded income tax benefit related to the losses of fiscal years 2011 or 2012 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carryforwards. The provision for income taxes due to continuing operations differs from the amount computed by applying the federal statutory rate of 35% to the loss before income taxes as follows (in thousands):

	Years Ended October 31,
	2011	2012
Federal tax benefit at statutory rate	$(2,623)	$(3,744)
State income tax, net of federal tax benefit	(86)	(125)
Effect of foreign operations	(5)	(32)
Research and experimentation credit	(645)	(322)
Stock based compensation	293	336
Permanent differences and other	8	11
Change in valuation allowance	3,058	3,876
Tax benefit	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at October 31, 2011 and 2012 are as follows (in thousands):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended October 31,
	2011	2012
Deferred Tax Assets:
Net operating losses	$38,935	$42,574
Research and experimentation credits	4,641	4,964
Inventory and other reserves	2,785	3,029
Basis of property and equipment	95	114
Deferred stock compensation	951	602
Deferred tax asset	47,407	51,283

Deferred Tax Liabilities:
Basis of property and equipment	-	-
Deferred tax liabilities	-	-

Valuation allowance	(47,407)	(51,283)
Net deferred tax asset	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At the end of the fiscal years ended October 31, 2011 and 2012, a full valuation allowance has been provided due to uncertainties regarding the future realization of the net deferred tax assets.

The Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $104.0 million and $114.1 million for the fiscal years ended October 31, 2011 and 2012, respectively. The Company had federal research and experimentation credits available to reduce future tax of approximately $4.6 million and $5.0 million for the fiscal years ended October 31, 2011, and 2012, respectively. The valuation allowance increased by approximately $3.1 million and $3.9 million during the fiscal years ended October 31, 2011, and 2012, respectively, primarily as a result in the changes in the net operating losses. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred stock compensation expense. The Company also had foreign net operating loss carryforwards available to reduce future foreign income of approximately $4.2 million and $4.1 million for fiscal years ended October 31, 2011 and 2012, respectively.

The federal net operating loss carryforwards and research and experimentation credit carryforwards expire from 2012 to 2031, if not utilized prior to that time. Utilization of the federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. Any annual limitation may result in the expiration of net operating losses and research and experimentation credits before utilization.

The Company does not foresee any recognition of any unrecognized tax benefits during the next twelve months. The major jurisdictions in which the Company files income tax returns include the U.S. and Germany. The Company’s income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities. As of October 31, 2012, the earliest year that the Company was subject to examination in these jurisdictions was 2008. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense, if any.

14.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the Savings Plan. The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan. The Company made matching contributions $189,000 and $281,000 during the years ended October 31, 2011 and 2012, respectively.

15. RELATED PARTY TRANSACTIONS

During the years ended October 31, 2012 and 2011, the Company recognized $902,000 and $0, respectively, of revenue from IRM, one of the Company’s stockholders (refer to Note 11).  During the years ended October 31, 2012 and 2011 the Company recognized costs of revenue of $875,000 and $0, respectively, relating to IRM. As of October 31, 2012 and 2011, the Company had an accounts receivable balance of $186,000 and $0, respectively, due from IRM.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENT

The Company filed a lawsuit in November 2012 against Addonics, Inc. in a lawsuit Crossroads Systems, Inc. v. Addonics Technologies, Inc.; Civil Action No. 1:12-CV-1090-SS  (W.D. Tex – Austin Division) alleging infringement by the defendants of U.S. Patent Nos. 6,425,035 and 7,934,041.    The defendant has been served with the complaint and is required to answer the complaint on or before February 8, 2013.

On January 24, 2013 the Company amended and restated its loan and security agreement.  The Company’s Line of Credit and the Company’s Term Loan, referred to in Note 9, were combined under one agreement.  Under the agreement, during any time during which the Company’s net cash is greater than $2 million, referred to as a “Streamline Period,” the bank will make advances, under the line of credit, not exceeding the lesser of $4 million or the amount available under the borrowing base minus the outstanding principal balance of any advances.  Outstanding advances accrue interest during any Streamline Period at a per annum rate equal to the prime rate determined under the agreement plus 0.25%, and during any Non-Streamline Period, a per annum rate equal to the prime rate plus 2.95%.  In addition, financed receivables under the agreement are subject to additional finance charges equal to the applicable rate of interest for each day it is outstanding multiplied by the outstanding gross face amount of the financed receivable.  The agreement will terminate and all obligations with respect to advances outstanding under the agreement will be due and payable in full on December 26, 2013.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended October 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$19	$61	$(9)	$71
Year ended October 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$71	$31	$-	$102

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.2	Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2	3/11/11
3.2.1	Amendment No. 1 to Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2.1	3/11/11
3.2.2	Amendment No. 2 to Bylaws of Crossroads Systems, Inc.	S-1	333-172792	3.2.2	8/9/11
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.2	Employment Agreement, dated as of October 13, 2003, by and between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.2	3/11/11
10.3	Severance Benefit Plan, dated February 11, 2002, between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.3	3/11/11
10.4	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.5	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.7	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	S-1	333-172792	10.7	3/11/11
10.8	Fourth Amended and Restated Loan and Security Agreement, executed as of January 24, 2013, between Silicon Valley Bank and Crossroads Systems (Texas), Inc.					X
10.9	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.10	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11

10.11†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.12.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.12.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
10.13	Professional Agreement, dated July 31, 2012, between Crossroads Systems, Inc. and Iron Mountain Information Management, Inc.	8-K	001-15331	10.1	8/2/12
10.14	Securities Purchase Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.15	Registration Rights Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
21.1	List of Subsidiaries					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Schema Linkbase Document					X
101.CAL*	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Labels Linkbase Document					X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document					X

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