Form 10-Q
period 2013-01-31
CROSSROADS SYSTEMS INC
filed 2013-03-15
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2013

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

☐ Yes ☒ No

As of March 15, 2013 Registrant had outstanding 11,827,958 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JANUARY 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	January 31,
	2012	2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,895	$2,456
Accounts receivable, net of allowance for doubtful accounts of $102 and $97, respectively	2,847	2,282
Inventory	376	405
Prepaid expenses and other current assets	309	324
Total current assets	10,427	5,467

Property and equipment, net	1,521	1,439
Other assets	76	98
Total assets	$12,024	$7,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,260	$1,158
Accrued expenses	2,879	1,869
Deferred revenue	1,306	1,506
Current portion of long term debt	2,948	1,481
Total current liabilities	8,393	6,014

Long term liabilities	1,634	1,445

Commitments and contingencies (See Note 7)	-	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,679,860 and 11,827,458 shares issued and outstanding, respectively	12	12
Additional paid-in capital	204,582	205,280
Accumulated other comprehensive loss	(39)	(44)
Accumulated deficit	(202,558)	(205,703)
Total stockholders' equity (deficit)	1,997	(455)
Total liabilities and stockholders' equity	$12,024	$7,004

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	January 31,
	2012	2013
Revenue:
Product	$1,112	$1,918
IP license, royalty and other	1,467	1,633
Total revenue	2,579	3,551

Cost of revenue:
Product	81	194
IP license, royalty and other	236	754
Total cost of revenue	317	948

Gross profit	2,262	2,603

Operating expenses:
Sales and marketing	1,409	1,960
Research and development	2,757	2,857
General and administrative	762	876
Amortization of intangible assets	47	-

Total operating expenses	4,975	5,693

Loss from operations	(2,713)	(3,090)

Interest expense	(50)	(54)
Other expense	14	(1)

Net loss	$(2,749)	$(3,145)

Basic and diluted net loss per share	$(0.25)	$(0.27)

Basic and diluted average common shares outstanding	10,974,049	11,819,003

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	January 31,
	2012	2013

Cash flows from operating activities:
Net loss	$(2,749)	$(3,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	161	201
Amortization of intangible assets	47	-
Gain on disposal of property and equipment	(15)	-
Stock-based compensation	763	383
Provision for doubtful accounts receivable	33	(5)
Changes in assets and liabilities:
Accounts receivable	(304)	570
Inventory	(162)	(29)
Prepaid expenses and other assets	26	(37)
Accounts payable	(1,237)	(102)
Accrued expenses	(468)	(706)
Deferred revenue	665	264
Net cash used in operating activities	(3,240)	(2,606)
Cash flows from investing activities:
Purchase of property and equipment	(119)	(119)
Purchase of held-to-maturity investments	(185)	-
Maturity of held-to-maturity investments	1,578	-
Net cash provided by (used in) investing activities	1,274	(119)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	34	2
Proceeds from borrowing on debt	2,000	-
Repayment of debt	-	(1,720)
Net cash provided by (used in) financing activities	2,034	(1,718)

Effect of foreign exchange rate on cash and cash equivalents	(177)	4
Net decrease in cash and cash equivalents	(109)	(4,439)
Cash and cash equivalents, beginning of period	7,336	6,895
Cash and cash equivalents, end of period	$7,227	$2,456

Supplemental disclosure of cash flow information:

Cash paid for interest	$22	$45
Cash paid for income taxes	$-	$1

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. and its wholly-owned subsidiaries (“Crossroads” or the “Company”). Headquartered in Austin, Texas, Crossroads Systems, Inc. provides, develops and markets patent pending products that provide online access to data archives through tape-based archive storage solutions that replace disk-based storage devices at a fraction of the cost, enabling businesses to change the way they approach their long-term data archiving needs.

The accompanying unaudited condensed consolidated financial statements of Crossroads Systems, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2012 Annual Report on Form 10-K filed on January 26, 2013 (“2012 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2012and January 31, 2013, the results of its operations for the three months ended January 31, 2012 and 2013, and its cash flows for the three months ended January 31, 2012 and 2013.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending October 31, 2013.

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

Contracts to Modify or Customize Products

The Company has entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, the Company first looks to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  The Company then considers the appropriate recognition model for each accounting element based on the nature of the element and applies the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  The Company recorded approximately $0 and $402,000 as revenue for the three months ended January 31, 2012 and 2013 respectively and $0 as a reduction of research and development expense related to these contracts for the three months ended January 31, 2012 and 2013.

Recently Issued Accounting Pronouncements

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company anticipates adopting ASU 2013-05 beginning November 1, 2014. The Company does not anticipate that these changes will have a material impact on its consolidated financial statements or disclosures.

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

As of October 31, 2012 and January 31, 2013, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. As of October 31, 2012 and January 31, 2013, the Company held no investments. These instruments are classified as Level 1 of the fair value hierarchy, as fair value for these instruments is determined using observable, quoted prices for identical assets in active markets.

At January 31, 2013, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis. The estimated fair value of the Company's line of credit approximates the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of January 31, 2013.

3. INVENTORY

Inventory, net consists of the following (in thousands):

	October 31,	January 31,
	2012	2013
		(Unaudited)

Raw materials	$322	$296
Finished goods	54	109
	$376	$405

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,	January 31,
		2012	2013
	Life (years)		(Unaudited)
Equipment	1-3	$18,960	$19,000
Furniture and fixtures	5	691	693
Leasehold improvements	5	568	567
		20,219	20,260
Less: Accumulated depreciation		(18,698)	(18,821)
		$1,521	$1,439

Depreciation expense was approximately $161,000 and $201,000 for three months ended January 31, 2012 and 2013, respectively.

5. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	January 31,
	2012	2013
		(Unaudited)

Payroll related	$1,871	$1,309
Professional services	620	140
Customer deposits	60	66
Warranty reserve	11	9
Other	317	345
	$2,879	$1,869

Included in payroll related accrued expenses as of October 31, 2012 was $790,000 related to bonus compensation, $465,000 of which was settled in December 2012 with 146,555 shares of common stock.

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2012 and three months ended January 31, 2013 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2012
Warranty reserve	$22	$16	$(27)	$11

Three months ended January 31, 2013
Warranty reserve (Unaudited)	$11	$5	$(7)	$9

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	January 31,
	2012	2013
		(Unaudited)

Product	$315	$258
Services	991	1,186
Other	-	62
	$1,306	$1,506

6.	LINE OF CREDIT AND LONG TERM LIABILITIES

The Company has a revolving line of credit with its bank. The committed revolving line provides for an advance of up to $4.0 million, subject to net cash requirements and a borrowing base of 80% of eligible accounts receivable, which may be increased if the Company’s cash, cash equivalents and marketable securities exceed $5 million. Interest accrues monthly at a rate of prime rate, plus a margin of 0.25%. The line of credit will mature on December 26, 2013. As of January 31, 2013, there was approximately $0.5 million drawn and outstanding on the line of credit.

Prior to the amending and restating of its loan arrangements with its bank in January 2013, the loan agreement had provided for a term loan in the amount of $3 million, which is no longer available under the agreement. As of January 31, 2013, there was approximately $2.1 million outstanding under the term loan, which will continue to accrue interest at a per annum rate of 2.25%. The Company agreed to repay the term loan in monthly payments of principal and interest in an amount equal to $91,592.97, and all accrued and unpaid interest on the term loan will be due and payable on April 1, 2015.

The Company is required to satisfy certain financial and reporting covenants in conjunction with these loan agreements. The Company was not in compliance with certain loan covenants at January 31, 2013.

Current portion of long term debt and long term liabilities consists of the following (in thousands):

	October 31,	January 31,
	2012	2013
		(Unaudited)
Current portion of long term debt:
Line of credit	$1,973	$490
Current portion of term loan	975	991
	$2,948	$1,481
Long term liabilities:
Long term deferred revenue	$264	$328
Long term portion of term loan	1,370	1,117
	$1,634	$1,445

Interest expense relating to the line of credit and the term loan was approximately $22,000 and $54,000 for the three months ended January 31, 2012 and 2013, respectively.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through August, 2016. Rental expense under these agreements was approximately $122,000 and $113,000 for the three months ended January 31, 2012 and 2013, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of $376,000 per year through the lease term.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit in November 2012 against Addonics, Inc. in a lawsuit Crossroads Systems, Inc. v. Addonics Technologies, Inc.; Civil Action No. 1:12-CV-1090-SS  (W.D. Tex – Austin Division) alleging infringement by the defendants of U.S. Patent Nos. 6,425,035 and 7,934,041.    Settlement of this case has been reached subsequent to fiscal quarter ended January 31, 2013, and this case has been dismissed.

8. STOCKHOLDERS’ EQUITY

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 68%, risk free interest rate of 1.47%, and expected term of 2.5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of January 31, 2013, 998,096 warrants were outstanding.

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

On January 29, 2013, the Company received a letter (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. Since the Company’s Form 10-K for the year ended October 31, 2012 reported that as of October 31, 2012 its stockholders’ equity was $1,997,000, and as of January 28, 2013 the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, the Company no longer complied with the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, the Company has 45 calendar days from the date of the Notice to submit to Nasdaq a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to evidence compliance. The Company is presently evaluating various courses of action to regain compliance and intends to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rules. However, there can be no assurance that the Company will be able to regain or maintain compliance with applicable Nasdaq Listing Rules. If the Company fails to satisfy the requirements for continued listing under the Nasdaq Listing Rules, its common stock may be delisted.

9.	STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) was succeeded by the 2010 Stock Incentive Plan (the “2010 Plan”).  As of January 31, 2013, options to purchase 1,029,559 shares of common stock were outstanding, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,000,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.  As of January 31, 2013, options to purchase 1,311,916 shares of common stock were granted from the 2010 Plan, of which 1,151,274 were outstanding. During the three months ended January 31, 2012 and 2013, common stock share grants of 83,959 and 146,555, respectively, were granted from the 2010 Plan.

As of January 31, 2013, options to purchase an aggregate of 2,180,833 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,615,941 were vested. Under the 2010 Plan, 1,832,791 shares of common stock were available for future grants as of January 31, 2013.  The shares of common stock reserved for future grant are reduced by 35,422 options previously exercised under the 2010 Plan, and 230,514 shares of stock granted under the plan.  The exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years.  Stock option exercises are fulfilled with new shares of common stock.

The Company realized share-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Three months ended January 31,
	2012	2013

Cost of revenue	$23	$7
Sales and marketing	156	135
Research and development	280	120
General and administrative	304	121
Total stock-based compensation	$763	$383

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended January 31,
	2012	2013

Expected dividend yield	0%	0%
Expected volatility	69%	69%
Risk-free interest rate	0.8 - 0.9%	0.7 - 0.8%
Expected term (years)	6.1	6.1

The following table summarizes information about stock option activity for the three months ended January 31, 2013 (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at October 31, 2012	2,131,244	$3.80	6.20	$1.4
Granted	95,695	$2.64
Forfeited	(45,063)	$4.87
Exercised	(1,043)	$1.53
Outstanding and expected to vest at January 31, 2013	2,180,833	$3.72	6.02	$0.6

Exercisable at January 31, 2013	1,615,941	$3.74	5.14	$0.4

The weighted average fair value per option granted during the three months ended January 31, 2012 and 2013 was $3.24 and $1.68 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended January 31, 2012 and 2013 was $11,274 and $1,019, respectively. During the three months ended January 31, 2012 and 2013, the amount of cash received from the exercise of stock options was $5,888 and $1,599, respectively.

The Company granted 13,000 options to non-employees during the three months ended January 31, 2012 with a fair value of which was approximately $37,000, and granted 40,000 options during the three months ended January 31, 2013, the fair value of which was approximately $67,000.

At January 31, 2013, there was approximately $804,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.33 years. There were 89,812 and 119,369 options that became vested during the three months ended January 31, 2012 and 2013, respectively, with the total fair value of these awards of approximately $137,000 and $233,000 respectively.

The following table shows information about outstanding stock options at January 31, 2013:

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Shares	Remaining	Average		Average
Exercise Prices	Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.64 - $1.48	135,749	6.45	$0.74	116,746	$0.75
$1.56 - $1.56	443,314	7.57	$1.56	319,599	$1.56
$1.76 - $3.52	438,612	5.47	$2.75	381,655	$2.77
$3.64 - $4.56	365,337	4.88	$4.38	300,131	$4.45
$4.60 - $4.76	395,875	8.60	$4.75	133,209	$4.75
$4.80 - $10.64	401,946	3.28	$6.57	364,601	$6.66
$0.64 - $10.64	2,180,833	6.02	$3.72	1,615,941	$3.74

10.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the Savings Plan. The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan. The Company made matching contributions $62,000 and $75,000 during the three months ended January 31, 2012 and 2013, respectively.

11. RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2012 and 2013, the Company recognized $0 and $402,000, respectively, of revenue from IRM, one of the Company’s stockholders (refer to Note 8).  During the three months ended January 31, 2012 and 2013 the Company recognized costs of revenue of $0 and $424,000, respectively, relating to IRM. As of January 31, 2012 and 2013, the Company had no accounts receivable balances due from IRM.

12. SUBSEQUENT EVENT

On February 28, 2013, the Company issued promissory notes to two current greater than 5% shareholders, in the total amount of $550,000. The notes are to be repaid on the earlier of the date that the Company consummates a financing transaction that results in net proceeds to the Company of at least $3 million and April 15, 2013. The notes do not carry an interest rate, and total financing charges in connection to these loans amount to an aggregate of $55,000 upon repayment of the loans. If any amounts remain outstanding under the notes and a financing is completed prior to April 15, 2013, each holder may elect to convert some or all of the principal that is still outstanding under its note into the securities that are issued in the financing. The conversion will be at a discount of 15% to the issue price that securities are issued in the financing.

On March 8, 2013, the Company instituted a reduction in force. The workforce was reduced by 30 employees, reducing total headcount to 99. Approximately 85% of the reductions occured in the research and development department.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission.

Forward-Looking Statement

Various statements contained in or incorporated by reference into this quarterly report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our Form 10K for the year ended October 31, 2012, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

•	ability to implement our business strategy, including the transition from a hardware storage company to a software solutions and services provider;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	expected future financial performance;
•	expectations regarding our operating expenses;
•	ability to anticipate market needs or develop new or enhanced products to meet those needs;
•	ability to expand into other sectors of the storage market, beyond protection storage;
•	expectations regarding market acceptance of our products;
•	ability to compete in our industry and innovation by our competitors;
•	ability to protect our confidential information and intellectual property rights;
•	ability to successfully identify and manage any potential acquisitions;
•	ability to manage expansion into international markets;
•	ability to remediate any material weakness in our internal controls identified by our independent registered public accounting firm;
•	ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
•	ability to recruit and retain qualified sales, technical and other key personnel;
•	ability to obtain additional financing; and
•	ability to manage growth.

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

Crossroads Systems, Inc. (“Crossroads” “the Company” “we” or “us”) provides, develops and markets proprietary products that provide online access to data archives through tape-based archive storage solutions that replace disk-based storage devices at a fraction of the cost, enabling businesses to change the way they approach their long-term data archiving needs.

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

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property, or IP, licensees with go-forward royalties derived from the ‘972 patent family, which accounts for eight of our existing 103 granted patents and 34 pending patents as of January 31, 2013. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our patents. Generally, these cases are settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the three months ended January 31, 2013 was $0.1 million, or approximately 3.3% of revenues.

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

Operating Expenses.  Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 104 employees as of January 31, 2012 and 139 employees as of January 31, 2013.

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

Critical Accounting Policies and Estimates

Contracts to Modify or Customize Products

We have entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, we first look to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  We then consider the appropriate recognition model for each accounting element based on the nature of the element and apply the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  We have recorded approximately $0 and $0.4 million as revenue for the three months ended January 31, 2012 and 2013, respectively and $0 as a reduction of research and development expense related to these contracts for each of the three months ended January 31, 2012 and 2013.

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2012 Form 10-K.

Results of Operations

Three Months Ended January 31, 2013 Compared to the Three Months Ended January 31, 2012

Revenue.   Total revenue increased $1.0 million, or 37.7%, to $3.6 million for the three months ended January 31, 2013 from $2.6 million for the three months ended January 31, 2012.

Product revenues for the three months ended January 31, 2013 increased $0.8 million, or 72.5%, to $1.9 million compared with $1.1 million for the three months ended January 31, 2012 due to an increase in StrongBox revenue of $0.9 million, as it was a new product and was not generally available in the first quarter of fiscal year 2012, and an increase in SPHiNX revenue of $0.2 million due to a relatively large agreement with an RVA customer, closing in the first quarter of 2012, partially offset by a decrease in RVA product revenue of $0.3 million.

IP license, royalty and other revenue consists of the following for the three months ended January 31, 2012 and 2013:

	Three months ended January 31,
	2012	2013
	(in thousands)
IP license revenue	248	118
HP royalty and PCS service revenue	1,049	860
PCS and other service revenue (non-HP)	170	655
IP license, royalty and other revenue	1,467	1,633

IP license, royalty and other revenues for the three months ended January 31, 2013 increased $0.2 million, or 11.3%, to $1.6 million compared with $1.5 million for the three months ended January 31, 2012.

IP license revenue decreased $0.1 million as a result of reduced ongoing royalties from certain licensees for the three months ended January 31, 2013. HP royalty and PCS service revenue decreased $0.2 million for the three months ended January 31, 2013, due to decreasing royalty for legacy router shipments, and a reduction of royalties on VTS. PCS and other service revenue (non-HP) increased $0.5 million due to revenue recognized from the Iron Mountain research and development services agreement of approximately $0.4 million, and an increase in the number of customers covered by PCS contracts and an increase in PCS contract rates due to our newer product offerings.

Cost of Revenue.   Cost of revenue increased $0.6 million, or 199.1%, to $0.9 million, for the three months ended January 31, 2013 from $0.3 million for the three months ended January 31, 2012. Product costs for the three months ended January 31, 2013 increased $0.1 million, or 139.5%, to $194,000 compared with $81,000 for the three months ended January 31, 2012 as a result of increased product revenue. IP license, royalty and other costs increased $0.5 million for the three months ended January 31, 2013 to $0.8 million from $0.2 million for the three months ended January 31, 2012, due to $0.4 million of revenue related to Iron Mountain, which has a lower gross margin percentage.

Sales and Marketing.   Sales and marketing expenses increased $0.6 million, or 39.1%, to $2.0 million for the three months ended January 31, 2013 from $1.4 million for the three months ended January 31, 2012. This increase was due to increased payroll, benefits, and stock based compensation. Headcount for Sales and Marketing departments increased from 28 in fiscal first quarter ended January 31, 2012, or 57%, to 44 in the fiscal first quarter ended January 31, 2013. We anticipate that sales and marketing expenses will not increase further from their current annualized rates, in absolute dollars.

Research and Development.    Research and development expenses increased $0.1 million, or 3.6%, to $2.9 million for the three months ended January 31, 2013 from $2.8 million for the three months ended January 31, 2012. This increase was due to increases in payroll and benefits by $0.2 million, offset by reduced consulting and outside services by $0.1 million. We anticipate research and development expenses will decrease going forward due to the reduction in force implemented in the second quarter of 2013.

General and Administrative.  General and administrative expenses increased $0.1 million, or 15.0%, to $0.9 million for the three months ended January 31, 2013 from $0.8 million for the three months ended January 31, 2012. The increase was due to increases in payroll, benefits and stock based compensation. We expect the absolute amount of general and administrative expenses going forward to be consistent with prior periods.

Amortization of intangible assets.  Amortization of intangible assets expenses decreased $47,000, or 100.0%, to $0 for the three months ended January 31, 2013. The decrease was due to the first quarter of 2012 containing amortization of purchased technology that was fully amortized in the third quarter of 2012.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs, as we continue to introduce StrongBox into the marketplace. Subject to our operating performance, which, if significantly adversely affected, would reduce the availability of funds, we expect to finance our operations through cash provided by operations and customer reimbursed expenses, proceeds from the sale of our debt and equity securities, and funds available under our credit arrangements. Expected revenue from our newly introduced Strongbox product has been slower to materialize than expected, as the selling cycle for Strongbox is longer than our other lines. This has created a challenging environment for us. We may require additional capital from equity or debt financings to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The following table summarizes our primary sources and uses of cash in the periods presented:

	Three Month Ended January 31,
	2012	2013
	(in thousands)
Net cash used in operating activities	$(3,240)	$(2,606)
Net cash provided by (used in) investing activities	1,274	(119)
Net cash provided by (used in) financing activities	2,034	(1,718)
Net decrease in cash and cash equivalents	(109)	(4,439)
Cash, cash equivalents and short term investments, end of period	9,219	2,456

Net cash used in operating activities decreased from approximately $3.2 million in the three months ended January 31, 2012 to approximately $2.6 million in the three months ended January 31, 2013. Losses increased during the three months ended January 31, 2013 due to the increased spending in sales and marketing, as well as, to a lesser extent, both research and development and general and administration, while revenue did not accelerate at the same pace. Net cash used in operating activities was also a result of cash paid for accrued expenses during the three months ended January 31, 2013 compared to the three months ended January 31, 2012 offset by an increase in cash flows from collection of accounts receivable during the three months ended January 31, 2013 compared to January 31, 2012.

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

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts, and the purchase of investments with available cash, offset by maturities of our short term investments. Net cash used by investing activities was approximately $0.1 million in the three months ended January 31, 2013 compared to $1.3 million in cash provided by investing activities during the three months ended January 31, 2012. Included in the three months ended January 31, 2013 are purchases of property and equipment of $0.1 million. In the three months ended January 31, 2012, cash was provided by $1.4 million of short term investment maturities, net of purchases, offset by purchases of property and equipment of $0.1 million.

Cash flows used in financing activities in the three months ended January 31, 2013 was $1.7 million, compared to cash provided by financing activities in the three months ended January 31, 2012 of $2.0 million, primarily from $2.0 million drawn on our term loan during the three months ended January 31, 2012.

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

Outstanding advances accrue interest during any Streamline Period at a per annum rate equal to the prime rate determined under the agreement plus 0.25%, and during any Non-Streamline Period, a per annum rate equal to the prime rate plus 2.95%. In addition, financed receivables under the agreement are subject to additional finance charges equal to the applicable rate of interest for each day it is outstanding multiplied by the outstanding gross face amount of the financed receivable. The agreement will terminate and all obligations with respect to advances outstanding under the agreement will be due and payable in full on December 26, 2013. As of January 31, 2013, we had $0.5 million outstanding under the agreement.

Prior to the amending and restating of the agreement, it had provided for a term loan in the amount of $3 million, which is no longer available under the agreement. As of January 31, 2013, there was approximately $2.1 million outstanding under the term loan, which will continue to accrue interest at a per annum rate of 2.25%. We have agreed to repay the term loan in monthly payments of principal and interest in an amount equal to $91,592.97, and all accrued and unpaid interest on the term loan will be due and payable on April 1, 2015.

We are subject to customary covenants under the agreement and are required to satisfy certain financial and reporting covenants under the agreement. The agreement is secured by the company’s assets, subject to certain exceptions such as certain IP rights.

On January 29, 2013, we received a notice from The Nasdaq Stock Market notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. Since our Form 10-K for the year ended October 31, 2012 reported that as of October 31, 2012 our stockholders’ equity was $1,997,000, and as of January 28, 2013 we did not meet the alternatives of market value of listed securities or net income from continuing operations, we no longer complied with the Nasdaq Listing Rules.

The notice does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. Rather, under the Nasdaq Listing Rules, we have 45 calendar days from the date of the notice to submit to Nasdaq a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notice for us to evidence compliance.

We are presently evaluating various courses of action to regain compliance and intend to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rules. However, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5550(b)(1) or the other compliance alternatives under Nasdaq Listing Rule 5550(b).

As discussed in our Form 8K filed with the SEC on March 12, 2013, on February 28, 2013, we issued promissory notes to two investors for an aggregate principal amount of $550,000. The principal amounts of the notes will be due and payable on the earlier of the date that we consummate a financing transaction that results in net proceeds to us of at least $3 million and April 15, 2013. If any principal amounts remain outstanding on the notes as of the maturity date, we must issue to the holders warrants exercisable for 1,000 shares of our common stock for each $10,000 of principal amount that remains outstanding on the notes. On each succeeding thirtieth day anniversary after the date of the initial issuance of any warrants under a note, we will issue to the holder additional warrants exercisable for 1,000 shares of our common stock for each $10,000 of principal amount that remains outstanding on the note as of that anniversary date. If any amounts remain outstanding under the notes and the financing is completed prior to April 15, 2013, each holder may elect to convert some or all of the principal that is still outstanding under its note into the securities that are issued in the financing at a discount of 15% to the issue price that securities are issued in the financing. Interest on the notes is equal to $55,000, payable on the maturity date. The notes are subordinated to our bank loan agreement.

Recent Accounting Pronouncements

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We anticipate adopting ASU 2013-05 beginning November 1, 2014. We do not anticipate that these changes will have a material impact on our consolidated financial statements or disclosures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property Litigation

We filed a lawsuit in November 2012 against Addonics, Inc. in a lawsuit Crossroads Systems, Inc. v. Addonics Technologies, Inc.; Civil Action No. 1:12-CV-1090-SS  (W.D. Tex – Austin Division) alleging infringement by the defendants of U.S. Patent Nos. 6,425,035 and 7,934,041.    Settlement of this case has been reached subsequent to fiscal quarter end January 31, 2013, and this case has been dismissed.

In addition to the Addonics Technologies, Inc. lawsuit, from time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results or financial condition.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in our Form 8-K filed with the SEC on March 12, 2013 and in this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” on February 28, 2013, we issued promissory notes to two investors, referred to as the “holders,” for an aggregate principal amount of $550,000. One promissory note in the stated principal amount of $300,000 was issued to ACT Capital Partners, LP, and the other promissory note in the stated principal amount of $250,000 was issued to James E. Besser. Each of the holders is a greater than 5% stockholder of ours.

If any principal amounts remain outstanding on the notes as of the maturity date, we must issue to the holders warrants exercisable for 1,000 shares of our common stock for each $10,000 of principal amount that remains outstanding on the notes. On each succeeding thirtieth day anniversary after the date of the initial issuance of any warrants under a note, we will issue to the holder additional warrants exercisable for 1,000 shares of our common stock for each $10,000 of principal amount that remains outstanding on the note as of that anniversary date. If any amounts remain outstanding under the notes and the financing is completed prior to April 15, 2013, each holder may elect to convert some or all of the principal that is still outstanding under its note into the securities that are issued in the financing at a discount of 15% to the issue price that securities are issued in the financing. The notes were issued in reliance on the exemption the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, based on the private sale of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In our bank loan agreement, we agreed to maintain a quick ratio, as defined in the agreement, of at least 1.40 to 1.00.  We also agreed to deliver to the bank by no later than January 31, 2013, evidence of our receipt of new equity investment in an amount of not less than $10,000,000.  As of January 31, 2013, we have been out of compliance with these covenants.  We are currently in discussions with the bank regarding these matters, although we have not obtained a written waiver or entered into an amendment to the agreement revising these terms.  As discussed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we are presently evaluating various courses of action with respect to our capital needs, including with respect to the bank loan agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Promissory Note, dated February 28, 2013, by Crossroads Systems, Inc. in favor of ACT Capital Partners, LP
10.2	Subordination Agreement, dated February 28, 2013, by and between ACT Capital Partners, LP and Silicon Valley Bank and approved by Crossroads Systems (Texas), Inc.
10.3	Promissory Note, dated February 28, 2013, by Crossroads Systems, Inc. in favor of James E. Besser
10.4	Subordination Agreement, dated February 28, 2013, by and between James E. Besser and Silicon Valley Bank and approved by Crossroads Systems (Texas), Inc.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

March 14, 2013	/s/ Robert C. Sims
(Date)	Robert C. Sims
President and Chief Executive Officer
(Principal Executive Officer)

March 14, 2013	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Promissory Note, dated February 28, 2013, by Crossroads Systems, Inc. in favor of ACT Capital Partners, LP
10.2	Subordination Agreement, dated February 28, 2013, by and between ACT Capital Partners, LP and Silicon Valley Bank and approved by Crossroads Systems (Texas), Inc.
10.3	Promissory Note, dated February 28, 2013, by Crossroads Systems, Inc. in favor of James E. Besser
10.4	Subordination Agreement, dated February 28, 2013, by and between James E. Besser and Silicon Valley Bank and approved by Crossroads Systems (Texas), Inc.
10.1	Promissory Note, dated February 28, 2013, by Crossroads Systems, Inc. in favor of ACT Capital Partners, LP
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

