Form 10-Q/A
period 2013-01-31
CROSSROADS SYSTEMS INC
filed 2013-03-22
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the quarterly period ended January 31, 2013 is being filed solely to include Exhibits 10.1, 10.2, 10.3 and 10.4, which were unintentionally omitted from the original filing. This amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1**	Promissory Note, dated February 28, 2013, by Crossroads Systems, Inc. in favor of ACT Capital Partners, LP
10.2**	Subordination Agreement, dated February 28, 2013, by and between ACT Capital Partners, LP and Silicon Valley Bank and approved by Crossroads Systems (Texas), Inc.
10.3**	Promissory Note, dated February 28, 2013, by Crossroads Systems, Inc. in favor of James E. Besser
10.4**	Subordination Agreement, dated February 28, 2013, by and between James E. Besser and Silicon Valley Bank and approved by Crossroads Systems (Texas), Inc.
31.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

March 22, 2013	/s/ Robert C. Sims
(Date)	Robert C. Sims
President and Chief Executive Officer
(Principal Executive Officer)

March 22, 2013	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1**	Promissory Note, dated February 28, 2013, by Crossroads Systems, Inc. in favor of ACT Capital Partners, LP
10.2**	Subordination Agreement, dated February 28, 2013, by and between ACT Capital Partners, LP and Silicon Valley Bank and approved by Crossroads Systems (Texas), Inc.
10.3**	Promissory Note, dated February 28, 2013, by Crossroads Systems, Inc. in favor of James E. Besser
10.4**	Subordination Agreement, dated February 28, 2013, by and between James E. Besser and Silicon Valley Bank and approved by Crossroads Systems (Texas), Inc.
31.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Filed herewith.