Form 10-Q
period 2013-04-30
CROSSROADS SYSTEMS INC
filed 2013-06-14
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2013

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

☐ Yes ☒ No

As of June 14, 2013 Registrant had outstanding 11,864,169 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED APRIL 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	April 30,
	2012	2013
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,895	$5,953
Accounts receivable, net of allowance for doubtful accounts of $102 and $96, respectively	2,847	1,961
Inventory	376	298
Prepaid expenses and other current assets	309	471
Total current assets	10,427	8,683
Property and equipment, net	1,521	1,386
Other assets	76	82
Total assets	$12,024	$10,151

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,260	$951
Accrued expenses	2,879	1,775
Deferred revenue	1,306	1,274
Current portion of long term debt	2,948	1,501
Total current liabilities	8,393	5,501

Long term liabilities	1,634	1,044
Commitments and contingencies (See Note 7)	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 and 4,231,154 shares issued and outstanding, respectively	-	4
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,679,860 and 11,845,986 shares issued and outstanding, respectively	12	12
Additional paid-in capital	204,582	214,104
Accumulated other comprehensive loss	(39)	(43)
Accumulated deficit	(202,558)	(210,471)
Total stockholders' equity	1,997	3,606
Total liabilities and stockholders' equity	$12,024	$10,151

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2013	2012	2013
Revenue:
Product	$1,891	$1,046	$3,003	$2,964
IP license, royalty and other	1,562	1,691	3,029	3,324
Total revenue	3,453	2,737	6,032	6,288
Cost of revenue:
Product	155	186	236	380
IP license, royalty and other	237	622	473	1,376
Total cost of revenue	392	808	709	1,756

Gross profit	3,061	1,929	5,323	4,532

Operating expenses:
Sales and marketing	1,534	1,909	2,943	3,869
Research and development	2,662	2,990	5,419	5,847
General and administrative	833	905	1,595	1,781
Amortization of intangible assets	47	-	94	-

Total operating expenses	5,076	5,804	10,051	11,497

Loss from operations	(2,015)	(3,875)	(4,728)	(6,965)
Interest expense	(53)	(80)	(103)	(134)
Other income	1	5	15	4

Net loss	$(2,067)	$(3,950)	$(4,816)	$(7,095)

Dividends and beneficial conversion on preferred stock	$-	$(864)	$-	$(864)
Net loss available to common stockholders, basic and diluted	$(2,067)	$(4,814)	$(4,816)	$(7,959)
Net loss per share available to common stockholders, basic and diluted	$(0.19)	$(0.41)	$(0.44)	$(0.67)

Shares used in computing net loss per share:
Available to common stockholders, basic and diluted	11,048,394	11,836,140	11,010,813	11,827,430

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	April 30,
	2012	2013

Cash flows from operating activities:
Net loss	$(4,816)	$(7,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	336	409
Non cash interest paid on conversion to preferred stock	-	55
Amortization of intangible assets	94	-
Gain on disposal of property and equipment	(15)	-
Stock-based compensation	1,179	557
Provision for doubtful accounts receivable	30	(5)
Changes in assets and liabilities:
Accounts receivable	299	894
Inventory	(96)	78
Prepaid expenses and other assets	(13)	(168)
Accounts payable	(1,028)	(313)
Accrued expenses	293	(921)
Deferred revenue	604	(108)
Net cash used in operating activities	(3,133)	(6,617)
Cash flows from investing activities:
Purchase of property and equipment	(490)	(273)
Purchase of held-to-maturity investments	(185)	-
Maturity of held-to-maturity investments	3,220	-
Net cash provided by (used in) investing activities	2,545	(273)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance cost.	-	7,333
Proceeds from issuance of common stock, net of issuance cost	141	27
Proceeds from borrowing on debt	3,000	550
Repayment of debt	(197)	(1,963)
Net cash provided by financing activities	2,944	5,947

Effect of foreign exchange rate on cash and cash equivalents	(148)	1
Net increase (decrease) in cash and cash equivalents	2,208	(942)
Cash and cash equivalents, beginning of period	7,336	6,895
Cash and cash equivalents, end of period	$9,544	$5,953

Supplemental disclosure of cash flow information:

Cash paid for interest	$60	$74
Cash paid for income taxes	$1	$2

Supplemental disclosure of non cash financing activities:

Conversion of promissory notes to preferred stock	$-	$605

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements of Crossroads Systems, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2012 Annual Report on Form 10-K filed on January 26, 2013 (“2012 Form 10-K”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2012 and April 30, 2013, the results of its operations for the three months ended April 30, 2012 and 2013, and its cash flows for the three months ended April 30, 2012 and 2013. The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending October 31, 2013.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, proceeds from the sale of common stock, and funds available under credit agreements will be sufficient to fund the anticipated operations for the remainder of fiscal 2013.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IP License Revenue

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in specific products they offer. The timing and amount of revenue recognized from IP license agreements depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patents in the customer’s past shipments, patent licensing royalties on covered products sold going forward, cross-licensing terms between the Company and other parties, and settlement of patent litigation. Through April 30, 2013, no amounts have been allocated to the cross-licensing or the settlement of patent litigation elements.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contracts to Modify or Customize Products

During the six months ended April 30, 2012 and 2013, the Company entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, the Company first looks to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  The Company then considers the appropriate recognition model for each accounting element based on the nature of the element and applies the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model, which requires a number of assumptions to determine the model inputs. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, the fair value of stock-based awards to non-employees are expensed over the period in which the related services are rendered. All stock-based awards are expected to be fulfilled with new shares of common stock

Foreign Currency Translation

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

 The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 3,178,127 and 9,581,097 for the six months ended April 30, 2012 and 2013, respectively. The dilutive common stock equivalents for the six months ended April 30, 2013 include warrants to purchase 3,274,850 shares of common stock (Note 8), 4,231,154 preferred stock shares convertible into common stock (Note 8), and options to purchase 2,075,093 shares of common stock (Note 9).

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

As of October 31, 2012 and April 30, 2013, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. As of October 31, 2012 and April 30, 2013, the Company held no investments. These instruments are classified as Level 1 of the fair value hierarchy, as fair value for these instruments is determined using observable, quoted prices for identical assets in active markets.

At April 30, 2013, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis. The estimated fair value of the Company's line of credit approximates the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of April 30, 2013.

3.	INVENTORY

Inventory, net consists of the following (in thousands):

	October 31,	April 30,
	2012	2013
		(Unaudited)

Raw materials	$322	$219
Finished goods	54	79
	$376	$298

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,	April 30,
		2012	2013
	Life (years)		(Unaudited)
Equipment	1-3	$18,960	$19,142
Furniture and fixtures	5	691	694
Leasehold improvements	5	568	568
		20,219	20,404
Less: Accumulated depreciation		(18,698)	(19,018)
		$1,521	$1,386

Depreciation expense was approximately $336,000 and $409,000 for six months ended April 30, 2012 and 2013, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	April 30,
	2012	2013
		(Unaudited)

Payroll related	$1,871	$1,270
Professional services	620	201
Customer deposits	12	-
Warranty reserve	11	18
Other	365	286
	$2,879	$1,775

Included in payroll related accrued expenses as of October 31, 2012 was $790,000 related to bonus compensation, $465,000 of which was settled in December 2012 with 146,555 shares of common stock.

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2012 and six months ended April 30, 2013 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2012
Warranty reserve	$22	$16	$(27)	$11

Six months ended April 30, 2013
Warranty reserve (Unaudited)	$11	$10	$(3)	$18

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	April 30,
	2012	2013
		(Unaudited)

Product	$315	$121
Services	991	1,153
	$1,306	$1,274

6.	LINE OF CREDIT AND LONG TERM LIABILITIES

The Company has a revolving line of credit with its bank. The committed revolving line provides for an advance of up to $4.0 million with a borrowing base of 80% of eligible accounts receivable. Interest accrues monthly at the prime rate, plus a margin of 0.25%. The Company is required to satisfy certain financial and reporting covenants in conjunction with the line of credit. The line of credit will mature on December 26, 2013. As of April 30, 2013, there was approximately $0.5 million drawn and outstanding on the line of credit. The Company was in compliance with all covenants at April 30, 2013.

On November 9, 2011, the Company entered into a term loan agreement with its bank.  The term loan, which is no longer available following the amendment and restatement of this loan agreement in January 2013, was previously available in draws of $0.5 million, with a maximum drawn balance of $3.0 million.  Each individual draw is to be repaid in equal monthly payments over 36 months, fully amortized, bearing an interest rate of the prime rate plus a margin of 2.25%.  The Company is required to satisfy certain financial and reporting covenants in conjunction with the term loan. As of April 30, 2013, there was approximately $1.9 million outstanding on the term loan, monthly installments on the term loan extend through March 1, 2015, and the Company was in compliance with all covenants.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Current portion of long term debt and long term liabilities consists of the following (in thousands):

	October 31,	April 30,
	2012	2013
		(Unaudited)
Current portion of long term debt:
Line of credit	$1,973	$490
Current portion of term loan	975	1,011
	$2,948	$1,501
Long term liabilities:
Long term deferred revenue	$264	$190
Long term portion of term loan	1,370	854
	$1,634	$1,044

Interest expense relating to the line of credit and the term loan was approximately $73,000 and $80,000 for the six months ended April 30, 2012 and 2013, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through August 31, 2016. Rental expense under these agreements was approximately $204,000 and $205,000 for the six months ended April 30, 2012 and 2013, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of $378,000 per year through the lease term.

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit in November 2012 against Addonics, Inc. Crossroads Systems, Inc. v. Addonics Technologies, Inc.; Civil Action No. 1:12-CV-1090-SS (W.D. Tex – Austin Division) alleging infringement by the defendants of U.S. Patent Nos. 6,425,035 and 7,934,041. This case was settled during the fiscal quarter ended April 30, 2013, and dismissed.

8.	STOCKHOLDERS’ EQUITY

On October 23, 2010 the Company sold 3,125,000 shares of its common stock in a private placement at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of April 30, 2013, there were 998,096 warrants outstanding.

On July 31, 2012, the Company issued and sold to Iron Mountain Incorporated (“IRM”) 582,524 shares of its common stock at $5.15 per share in a private placement, for an aggregate purchase price of $3 million. IRM also agreed that it would not transfer the shares without the Company’s prior written consent until the one year anniversary date of the closing of the private placement. The Company also entered in a registration rights agreement with IRM, pursuant to which the Company filed a registration statement on Form S-1 on May 10, 2013 to register these securities with the Securities and Exchange Commission (“SEC”).

On March 22, 2013, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of 5.0% Series F convertible preferred stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock equal per share of convertible preferred stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,276,754 shares of common stock with an exercise price of $2.00 per share. The warrants were valued using the Black-Scholes pricing model at approximately $1,800,000 which resulted in a beneficial conversion feature on the convertible preferred stock of approximately $817,000. This amount was recorded as a deemed dividend for the period ended April 30, 2013. The Convertible Preferred has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes for issuance up to 4,500,000 shares of Convertible Preferred, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of Convertible Preferred to convert the Convertible Preferred is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. Each of these preferred shares has liquidation preferences equal to two times the original issuance prices until shareholders approve a conversion price adjustment when the preference becomes one times the original issue price in addition to accrued but unpaid dividends.

The Certificate of Designation contains customary anti-dilution protection. In addition, subject to approval by the holders of a majority of the outstanding shares of Common Stock at the next annual meeting of stockholders of the Company or prior to the earlier to occur of (A) twelve months following the Original Issue Date and (B) the date on which the Company indicates a positive earnings per share in its public disclosures, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable conversion price, which is initially $2.0625 per share, then the conversion price of the Convertible Preferred will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock. The Warrants also contain customary anti-dilution protection. In addition, subject to Stockholder Approval or prior to the earlier to occur of (1) twelve months following the date of the Warrants and (2) the date on which the Company indicates a positive earnings per share in its public disclosures, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.00 per share, then the exercise price of the Warrants will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity if approved by shareholders, the convertible preferred shares and warrants may be accounted for as liabilities at their fair value which could have a significant impact on the Company’s financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each unit consists of one share of 5.0% Series F convertible preferred stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock equal per share of convertible preferred stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments resulting in the issuance of warrants to purchase an additional 2,276,754 shares of common stock with an exercise price of $2.00 per share. The convertible preferred ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company.

Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The Company filed a registration statement to register these securities on Form S-1 on May 10, 2013 with the Securities and Exchange Commission (“SEC”).

On February 28, 2013, the Company issued convertible promissory notes to two investors, in the aggregate principal amount of $550,000. Pursuant to the terms of the notes, both note holders had the right to convert the outstanding amounts under their notes into Series F convertible preferred stock shares at a discount of 15% to the issue price of the Series F convertible preferred stock. Each note holder exercised this right and received 188,235 Series F convertible preferred stock shares, in the case of the note holder converting $330,000 of promissory notes and interest, and 156,863 Series F convertible preferred stock shares, for the in the case of note holder converting $275,000 of promissory notes and interest.

9.	STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

The Company’s 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) was succeeded by the 2010 Stock Incentive Plan (the “2010 Plan”).  As of April 30, 2013, options to purchase 996,183 shares of common stock were outstanding, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,000,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.  As of April 30, 2013, options to purchase 1,323,907 shares of common stock were granted from the 2010 Plan, of which 1,078,910 were outstanding. During the six months ended April 30, 2012 and 2013, common stock share grants of 83,959 and 107,686, respectively, were granted from the 2010 Plan.

As of April 30, 2013, options to purchase an aggregate of 2,075,093 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,638,441 were vested. Under the 2010 Plan, 1,901,289 shares of common stock were available for future grants as of April 30, 2013.  The shares of common stock reserved for future grant are reduced by 39,288 options previously exercised under the 2010 Plan, and 230,514 shares of common stock granted under the plan.  The exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s common stock on that date (as measured by the closing price of the Company’s common stock on the Nasdaq Capital Market on such date). The 2010 Plan options generally become exercisable over a four year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years.  Stock option exercises are fulfilled with newly-issued shares of common stock.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company realized share-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Six months ended April 30,
	2012	2013

Cost of revenue	$12	$14
Sales and marketing	233	144
Research and development	264	167
General and administrative	237	232
Total stock-based compensation	$746	$557

During the fourth quarter of the fiscal year ended October 31, 2011, management elected to receive 67% of the management bonus for the fiscal year ended October 31, 2011 with shares of the Company’s stock. Accordingly, 83,959 shares of common stock were granted in January 2012 valued at approximately $433,000. During the year ended October 31, 2012 share based compensation expense of approximately $465,000 was accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2012. Accordingly, 146,555 shares of common stock were granted in December 2012 to satisfy this liability.

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

	Six months ended April 30,
	2012	2013

Expected dividend yield	0%	0%
Expected volatility	69 - 71%	71 - 74%
Risk-free interest rate	0.8 - 1.0%	0.7 - 0.9%
Expected term (years)	6.1	6.5

The following table summarizes information about stock option activity for the six months ended April 30, 2013 (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at October 31, 2012	2,131,244	$3.80	6.20	$1.4
Granted	107,686	$2.61
Forfeited	(144,266)	$4.54
Exercised	(19,571)	$1.36
Outstanding and expected to vest at April 30, 2013	2,075,093	$3.71	5.60	$0.6

Exercisable at April 30, 2013	1,638,441	$3.72	4.88	$0.5

The weighted average fair value per option granted during the six months ended April 30, 2012 and 2013 was $3.56 and $1.65 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended April 30, 2012 and 2013 was $172,379 and $15,200 respectively. During the six months ended April 30, 2012 and 2013, the amount of cash received from the exercise of stock options was $112,986 and $26,639, respectively.

The Company granted 13,000 options to non-employees during the six months ended April 30, 2012 with a fair value of which was approximately $37,000, and granted 60,000 options to non-employees during the six months ended April 30, 2013, the fair value of which was approximately $95,000.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At April 30, 2013, there was approximately $542,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.21 years. There were 162,027 and 206,595 options that became vested during the six months ended April 30, 2012 and 2013, respectively, with the total fair value of these awards of approximately $231,000 and $424,000 respectively.

The following table shows information about outstanding stock options at April 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Shares	Remaining	Average		Average
Exercise Prices	Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.64 - $1.48	126,927	5.92	$0.75	118,127	$0.75
$1.56 - $1.56	430,384	7.21	$1.56	332,983	$1.56
$1.58 - $2.95	234,643	6.80	$2.13	195,395	$2.10
$3.08 - $3.83	218,716	3.49	$3.50	198,781	$3.49
$3.84 - $4.48	214,907	4.95	$4.39	185,447	$4.42
$4.52 - $4.60	99,811	2.46	$4.56	96,373	$4.56
$4.75 - $4.75	262,500	8.47	$4.75	98,437	$4.75
$4.76 - $5.28	208,788	6.79	$4.84	140,405	$4.88
$5.32 - $10.64	278,417	1.67	$7.19	272,493	$7.22

$0.64 - $10.64	2,075,093	5.60	$3.71	1,638,441	$3.72

10.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the Savings Plan. The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan. The Company made matching contributions totaling $133,000 and $149,000 during the six months ended April 30, 2012 and 2013, respectively.

11.	RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2012 and 2013, the Company recognized $0 and $0.6 million, respectively, of revenue from IRM, one of the Company’s stockholders (refer to Note 8).  During the six months ended April 30, 2012 and 2013 the Company recognized costs of revenue of $0 and $0.6 million, respectively, relating to IRM. As of April 30, 2012 and 2013, the Company had no accounts receivable balances due from IRM.

12.	SUBSEQUENT EVENTS

In May 2013, Robert C. Sims ceased to serve as President and Chief Executive Officer of Crossroads Systems, Inc. and tendered his resignation as a director of the Company. As a result of Mr. Sims’ departure, the Board of Directors of the Company appointed Richard K. Coleman, Jr., a director of the Company, to serve as the Company’s President and Chief Executive Officer, on an interim basis, until the selection process for a permanent President and Chief Executive Officer of the Company can be completed.

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

Forward-Looking Statements

Various statements contained in or incorporated by reference into this quarterly report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our Form 10-K for the year ended October 31, 2012, as well as those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

·	ability to implement our business strategy, including the transition from a hardware storage company to a software solutions and services provider;
·	anticipated trends and challenges in our business and the markets in which we operate;
·	expected future financial performance;
·	expectations regarding our operating expenses;
·	ability to anticipate market needs or develop new or enhanced products to meet those needs;
·	ability to expand into other sectors of the storage market, beyond protection storage;
·	expectations regarding market acceptance of our products;
·	ability to compete in our industry and innovation by our competitors;
·	ability to protect our confidential information and intellectual property rights;
·	ability to successfully identify and manage any potential acquisitions;
·	ability to manage expansion into international markets;
·	ability to remediate any material weakness in our internal controls identified by our independent registered public accounting firm;
·	ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
·	ability to recruit and retain qualified sales, technical and other key personnel;
·	ability to obtain additional financing; and
·	ability to manage growth.

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

Overview

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Product Focus

We are a global provider of data protection solutions and services. Through the innovative use of new technologies, we deliver customer-driven solutions that enable proactive data protection, advanced data archival, optimized performance and significant cost-savings over current solutions.

In fiscal year 2012, we introduced our Crossroads StrongBox® product, an enterprise-level network attached storage (“NAS”) solution based on tape for long-term data protection and preservation. We believe StrongBox is the first fully portable, open-standard, online all-the-time data storage vault that meets the cost, life expectancy and scalability requirements for companies needing to solve their long-term data repository needs.

We deliver our current offerings to the market through hardware appliances. This strategy allows us to use off-the-shelf hardware platforms, which can easily be customized to support specific original equipment manufacturer (OEM) or system integrator (SI) specifications. We believe this strategy provides us with low-cost, high performance options that can be quickly deployed with minimal disruption to customers while minimizing inventory and associated excess and obsolete costs.

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We mainly sell these products through a network of OEMs, SIs and value added resellers (VARs).

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property, or IP, licensees with go-forward royalties derived from the ‘972 patent family, which accounts for eight of our existing 105 granted patents and 32 pending patents as of April 30, 2013. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our patents. Historically, these cases have generally been settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the six months ended April 30, 2013 was $0.5 million, or approximately 7.3% of revenues.

We continue to look for different ways to extract value from our patents outside the ‘972 family, which may include commercial, financial and strategic initiatives. We believe our IP has value beyond its quantifiable monetary value. For example, we believe that the proprietary nature of our products is appealing to both end-users and strategic partners who view our products as not being easily replaceable. Additionally, IP may be a significant barrier to entry for potential competitors. Therefore, we will continue to assess the value of our current portfolio and attempt to expand and take advantage of our IP portfolio.

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

Sales and Marketing Expenses.  Sales and marketing expenses include personnel costs, employee sales commissions and marketing programs. We have sales and marketing personnel throughout the United States and in our sales office in Germany.

Research and Development Expenses.  Research and development expenses primarily include personnel costs, depreciation on lab equipment, costs of prototype equipment, other related costs of quality assurance and overhead allocations. We expense research and development costs as incurred. Though we incur software development costs, the costs of software development that we incur after a product has reached marketability are considered immaterial, and to date, we have not capitalized any such costs.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services, excluding those for IP (which are included in cost of revenue), consists of outside legal, tax and audit costs.

Amortization of Intangibles.  Amortization of intangibles consists of the amortization of purchased technology.

Interest Expense.  Interest expense consists of amounts charged by banks related to interest on our line of credit and term loans.

Critical Accounting Policies and Estimates

Contracts to Modify or Customize Products

We have entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, we first look to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  We then consider the appropriate recognition model for each accounting element based on the nature of the element and apply the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  We recorded approximately $0 and $740,000 as revenue for the six months ended April 30, 2012 and 2013, respectively, and $360,000 and $0 as a reduction of research and development expense related to these contracts for the six months ended April 30, 2012 and 2013.

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

Results of Operations

Three and Six Months Ended April 30, 2013 Compared to the Three and Six Months Ended April 30, 2012

Revenue.   Total revenue decreased $0.7 million, or 20.8%, to $2.7 million for the three months ended April 30, 2013 from $3.5 million for the three months ended April 30, 2012. Total revenue increased $0.3 million, or 4.2%, to $6.3 million for the six months ended April 30, 2013 from $6.0 million for the six months ended April 30, 2012.

Product revenues for the three months ended April 30, 2013 decreased $0.8 million, or 44.7%, to $1.0 million compared with $1.9 million for the three months ended April 30, 2012 due primarily to a decrease in revenue from our Read Verify Appliance (RVA) product of $0.9 million, resulting from a significant customer purchase during the quarter ended April 30, 2012, offset partially by an increase in revenue from our StrongBox product of $0.1 million due to the increasing revenue of StrongBox, which was introduced at the end of the quarter ended April 30, 2012.

Product revenues for the six months ended April 30, 2013 remained consistent with the six months ended April 30, 2012 at approximately $3.0 million. Compared to the six month comparable period in 2012, Sphinx revenues increased $0.2 million, StrongBox revenues increased $1.1 million which were offset by a decrease in RVA revenues of $1.3 million.

IP license, royalty and other revenue consists of the following for the three and six months ended April 30, 2012 and 2013:

	Three months ended April 30,		Six months ended April 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
IP license revenue	136	339	385	457
HP royalty and PCS service revenue	1,216	936	2,266	1,795
PCS and other service revenue (non-HP)	210	416	378	1,072
IP license, royalty and other revenue	1,562	1,691	3,029	3,324

IP license, royalty and other revenues for the three months ended April, 2013 increased $0.1 million, or 8.3%, to $1.7 million compared with $1.6 million for the three months ended April 30, 2012.

IP license revenue increased $0.2 million as a result of increased ongoing royalties from certain licensees for the three months ended April 30, 2013. HP royalty and post contract support (PCS) service revenue decreased $0.3 million for the three months ended April 30, 2013, due to decreasing royalties for legacy router shipments, and a reduction of royalties on VTS. PCS and other service revenue (non-HP) increased $0.2 million due to revenue recognized from the Iron Mountain research and development services agreement of approximately $0.2 million.

IP license, royalty and other revenues for the six months ended April 30, 2013 increased $0.3 million, or 9.8%, to $3.3 million compared with $3.0 million for the six months ended April 30, 2012.

IP license revenue increased $0.1 million as a result of increased ongoing royalties from certain licensees for the six months ended April 30, 2013. HP royalty and PCS service revenue decreased $0.5 million for the six months ended April 30, 2013, due to decreasing royalties for legacy router shipments, and a reduction of royalties on VTS. PCS and other service revenue (non-HP) increased $0.7 million primarily due to revenue recognized from the Iron Mountain research and development services agreement of approximately $0.6 million, and increase in the number of customers covered by PCS contracts and an increase in PCS contracts due to newer product offerings.

Cost of Revenue.   Cost of revenue increased $0.4 million, or 106.1%, to $0.8 million for the three months ended April 30, 2013 from $0.4 million for the three months ended April 30, 2012. Product costs for the three months ended April 30, 2013 remained consistent at $0.2 million. IP license, royalty and other costs increased $0.4 million for the three months ended April 30, 2013 to $0.6 million from $0.2 million for the three months ended April 30, 2012, due to $0.2 million related to Iron Mountain cost of revenue, and increased manufacturing operations expenses.

Cost of revenue increased $1.0 million, or 147.7%, to $1.8 million, for the six months ended April 30, 2013 from $0.7 million for the six months ended April 30, 2012. Product costs for the six months ended April 30, 2013 increased $0.2 million, or 61.0%, to $0.4 million compared with $0.2 million for the six months ended April 30, 2012 as a result of StrongBox having higher material costs, as compared to our other products. IP license, royalty and other costs increased $0.9 million for the six months ended April 30, 2013 to $1.4 million from $0.5 million for the six months ended April 30, 2012, due to $0.6 million related to Iron Mountain cost of revenue, and increased manufacturing operations expenses of $0.3 million.

Sales and Marketing.   Sales and marketing expenses increased $0.4 million, or 24.5%, to $1.9 million for the three months ended April 30, 2013 from $1.5 million for the three months ended April 30, 2012. This increase was due to increased payroll and benefits expenses of approximately $0.3 million, and travel, entertainment and tradeshow related expenses of approximately $0.2 million, offset by a reduction in stock based compensation of $0.1 million. Headcount for our Sales and Marketing departments increased from 30 in fiscal quarter ended April 30, 2012 to 37 in the fiscal quarter ended April 30, 2013, an increase of 23% and include business development, sales engineers and employees in our sales office in Germany.

Sales and marketing expenses increased $1.0 million, or 31.5%, to $3.9 million for the six months ended April 30, 2013 from $2.9 million for the six months ended April 30, 2012. This increase was due to increased payroll and benefits of $0.7 million, additional travel, entertainment and tradeshow related expenses of $0.2 million due to two large tradeshows we attended in connection with the marketing of StrongBox, and increased allocation of sales and marketing expenses of $0.2 million and offset by a reduction of stock based compensation of $0.1 million.

Research and Development.    Research and development expenses increased $0.3 million, or 12.3%, to $3.0 million for the three months ended April 30, 2013 from $2.7 million for the three months ended April 30, 2012. This increase was due to severance paid in relation to a reduction in force of $0.1 million, and an increase in contract labor of $0.1 million while revenue recognized as a reduction of R&D expense decreased by $0.4 million, offset by a decrease in stock based compensation of $0.2 million and a decrease of employee benefits of $0.1 million. We anticipate research and development expenses will decrease going forward due to the reduction in force implemented in the second quarter of 2013.

Research and development expenses increased $0.4 million, or 7.9%, to $5.8 million for the six months ended April 30, 2013 from $5.4 million for the six months ended April 30, 2012. This increase was due to increases in severance payments of $0.1 million, depreciation expense increased by $0.1 million and revenue recognized as a reduction of R&D expense decreased by $0.4 million, offset by a decrease in stock based compensation of $0.2 million.

General and Administrative.  General and administrative expenses increased $0.1 million, or 8.6%, to $0.9 million for the three months ended April 30, 2013 from $0.8 million for the three months ended April 30, 2012. The increase was due to increases in payroll and benefits of $0.2 million, and other expenses of $0.1 million and offset by decreases in stock based compensation of $0.1 million and consulting, contract labor and outside services decreased by $0.1 million.

General and administrative expenses increased $0.2 million for the six months ended April 30, 2013, or 11.7%, to $1.8 million for the six months ended April 30, 2013 from $1.6 million for the six months ended April 30, 2012. The increase was due to increases in payroll and benefits by $0.3 million, an increase in professional fees by $0.1 million, offset by decreases in contract labor and outside services by $0.1 million and stock based compensation of $0.1 million. We expect the absolute amount of general and administrative expenses going forward to be consistent with prior periods.

Amortization of intangible assets.   Amortization of intangible assets expenses decreased $47,000, or 100.0%, to $0 for the three months ended April 31, 2013. The decrease was due to the first quarter of 2012 containing amortization of purchased technology that was fully amortized in the third quarter of 2012. Amortization of intangible assets expense decreased $0.1 million, or 100%, to $0 million for the six months ended April 30, 2013 from $0.1 million for the six months ended April 30, 2012. Decreases were due to the three and six months ended April 30, 2012 containing amortizations of purchased technologies that became fully amortized during the third quarter of 2012.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs, as we continue to introduce StrongBox into the marketplace. Subject to our operating performance, which, if significantly adversely affected, would reduce the availability of funds, we expect to finance our operations through cash provided by operations and customer reimbursed expenses, proceeds from the sale of our debt and equity securities, and funds available under our credit arrangements. Expected revenue from our newly introduced Strongbox product has been slower to materialize than expected, as the selling cycle for Strongbox is longer than our other lines. This has created a challenging liquidity environment for us. We may require additional capital from equity or debt financings to fund our operations or respond to competitive pressures or strategic opportunities. The Company is currently evaluating various alternatives to monetize our intellectual property or other financing arrangements. We may not be able to secure timely additional financing on favorable terms, or at all. Our current loan and security agreement with Silicon Valley Bank matures in December 2013. The Company expects to renew this agreement at that time. The following table summarizes our primary sources and uses of cash in the periods presented:

	Six Month Ended April 30,
	2012	2013
	(in thousands)
Net cash used in operating activities	$(3,133)	$(6,617)
Net cash provided by (used in) investing activities	2,545	(273)
Net cash provided by financing activities	2,944	5,947
Net increase (decrease) in cash and cash equivalents	2,208	(942)
Cash, cash equivalents, end of period	9,544	5,953

Net cash used in operating activities increased from approximately $3.1 million in the six months ended April 30, 2012 to approximately $6.6 million in the six months ended April 30, 2013. Losses increased during the six months ended April 30, 2013 by approximately $2.2 million due to the increased spending in sales and marketing, as well as, to a lesser extent, both research and development and general and administration, while revenue did not accelerate at the same pace. During the three months ended April 30, 2013 stock compensation expense decreased $0.2 million or 54.4% compared to the three months ended January 31, 2013. Net cash used in operating activities was also a result of cash paid for accrued expenses, and recognition of deferred revenue during the six months ended April 30, 2013 compared to the six months ended April 30, 2012 offset by an increase in cash flows from collection of accounts receivable, and paying down a lesser amount of accounts payable during the six months ended April 30, 2013 compared to April 30, 2012.

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

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts, and the purchase of investments with available cash, offset by maturities of our short term investments. Net cash used by investing activities was approximately $0.3 million in the six months ended April 30, 2013 compared to $2.5 million in cash provided by investing activities during the six months ended April 30, 2012. Included in the six months ended April 30, 2013 are purchases of property and equipment of $0.3 million. In the six months ended April 30, 2012, cash was provided by $3.0 million of short term investment maturities, net of purchases, offset by purchases of property and equipment of $0.5 million.

Cash flows provided by financing activities in the six months ended April 30, 2013 was $5.9 million, compared to cash provided by financing activities in the six months ended April 30, 2012 of $2.9 million. We sold convertible preferred stock in the second quarter resulting in $7.3 million, net of expenses. We also drew $0.6 million on a bridge loan, which was converted into our convertible preferred stock. We repaid $2.0 million of debt during the six months ended April 30, 2013 as well. For the six months ended April 30, 2012, the sources of cash were $3.0 million drawn on our term loan, $0.2 million repayment of debt and $0.1 million issuance of common stock.

Financing Activities

Loan Agreement. We amended and restated our loan and security agreement with Silicon Valley Bank on January 24, 2013. Under the agreement, during any time during which our net cash is greater than $2.0 million, referred to as a “Streamline Period,” the bank will make advances not exceeding the lesser of $4 million or the amount available under the borrowing base minus the outstanding principal balance of any advances. The borrowing base is the sum of 80% of eligible accounts determined by the bank under the agreement, which may be increased by $1 million if our unrestricted cash and cash equivalents and marketable securities exceeds $5 million. The bank may decrease the percentage in its good faith business judgment based on events, conditions, contingencies or risks which it determines may adversely affect collateral. During any non-Streamline Period, we may request that the bank finance specific eligible accounts by extending credit to us in an amount equal to the previously described limitations multiplied by the face amount of the eligible account, which becomes a “financed receivable” under the agreement.

Outstanding advances accrue interest during any Streamline Period at a per annum rate equal to the prime rate determined under the agreement plus 0.25%, and during any Non-Streamline Period, a per annum rate equal to the prime rate plus 2.95%. In addition, financed receivables under the agreement are subject to additional finance charges equal to the applicable rate of interest for each day it is outstanding multiplied by the outstanding gross face amount of the financed receivable. The agreement will terminate and all obligations with respect to advances outstanding under the agreement will be due and payable in full on December 26, 2013. As of April 30, 2013, we had $0.5 million outstanding under the agreement.

Prior to the amending and restating of the agreement, it had provided for a term loan in the amount of $3.0 million, which is no longer available under the agreement. As of April 30, 2013, there was approximately $1.9 million outstanding under the term loan, which will continue to accrue interest at a per annum rate of 2.25%. We have agreed to repay the term loan in monthly payments of principal and interest in an amount equal to $91,592.97, and all accrued and unpaid interest on the term loan will be due and payable on April 1, 2015. We are subject to customary covenants under the agreement and are required to satisfy certain financial and reporting covenants under the agreement. The agreement is secured by the company’s assets, subject to certain exceptions such as certain IP rights.

Private Placements. On March 22, 2013, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses.

Each unit consists of one share of 5.0% Series F convertible preferred stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock equal per share of convertible preferred stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,276,754 shares of common stock with an exercise price of $2.00 per share. The warrants were valued using the Black-Scholes pricing model at approximately $1,800,000 which resulted in a beneficial conversion feature on the convertible preferred stock of approximately $817,000. This amount was recorded as a deemed dividend for the period ended April 30, 2013. The Convertible Preferred has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes for issuance up to 4,500,000 shares of Convertible Preferred, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of Convertible Preferred to convert the Convertible Preferred is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. Each of these preferred shares has liquidation preferences equal to two times the original issuance price until shareholders approve a conversion price adjustment when the preference becomes one times the original issuance price in addition to accrued but unpaid dividends.

The Certificate of Designation contains customary anti-dilution protection. In addition, subject to approval by the holders of a majority of the outstanding shares of Common Stock at the next annual meeting of stockholders of the Company or prior to the earlier to occur of (A) twelve months following the Original Issue Date and (B) the date on which the Company indicates a positive earnings per share in its public disclosures, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable conversion price, which is initially $2.0625 per share, then the conversion price of the Convertible Preferred will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock. The Warrants also contain customary anti-dilution protection. In addition, subject to Stockholder Approval or prior to the earlier to occur of (1) twelve months following the date of the Warrants and (2) the date on which the Company indicates a positive earnings per share in its public disclosures, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.00 per share, then the exercise price of the Warrants will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity if approved by shareholders, the convertible preferred shares and warrants may be accounted for as liabilities at their fair value which could have a significant impact on the Company’s financial statements.

Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The warrants are exercisable six months after the closing date of the issuance, and expire March 22, 2018.

Dividends on the Series F convertible preferred stock will accrue at an annual rate of 5.0% of the original issue price and will be payable on a semi-annual basis. The convertible preferred ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. Pursuant to a registration rights agreement entered into with the purchasers of the Series F convertible preferred stock, if (i) a registration statement is not filed with the SEC within 45 days after the date of the first issuance of any shares of the Series F convertible preferred stock (the “Original Issue Date”) (or, if we are required to file updated financial statements with the SEC prior to filing a registration statement, within 20 days after the filing date of our updated financial statements with the SEC) or (ii) a registration statement is not declared effective by the SEC within 120 days after the Original Issue Date, then the rate at which dividends accrue will be increased to an annual rate of 12.0% from the date on which the failure of either of the foregoing events occurs until such time as a registration statement is filed or a registration statement is declared effective, as applicable, at which time the dividend rate shall be reduced to an annual rate of 5.0%. We may elect to satisfy our obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof, in our discretion.

On February 28, 2013, we issued promissory notes to two investors for an aggregate principal amount of $550,000. Pursuant to the terms of the notes, both note holders had the right to convert the outstanding amounts under their notes into units at a discount of 15% to the issue price of the units. Each note holder exercised this right and received 188,235 units resulting from converting $330,000 of Notes promissory notes and interest, and 156,863 units resulting from converting $275,000 of promissory notes and interest.

Nasdaq Listing Compliance. On January 29, 2013, we received a notice from The Nasdaq Stock Market notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. Since our Form 10-K for the year ended October 31, 2012 reported that as of October 31, 2012 our stockholders’ equity was $1,997,000, and as of January 28, 2013 we did not meet the alternatives of market value of listed securities or net income from continuing operations, we were not in compliance with the Nasdaq Listing Rules. On April 2, 2013, Nasdaq notified us that, based on our Current Report on Form 8-K, dated March 25, 2013, and additional correspondence, Nasdaq has determined that we comply with Listing Rule 5550(b)(1). As of April 30, 2013, our stockholders’ equity was $3,606,000.

If we fail to comply with the listing requirements of the Nasdaq Capital Market and our common stock is delisted, our ability to raise equity financing, and therefore our ability to meet our liquidity needs, could be materially and adversely impacted.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property Litigation

We filed a lawsuit in November 2012 against Addonics, Inc., Crossroads Systems, Inc. v. Addonics Technologies, Inc.; Civil Action No. 1:12-CV-1090-SS (W.D. Tex – Austin Division), alleging infringement by the defendants of U.S. Patent Nos. 6,425,035 and 7,934,041. This case was settled during March 2013, and has been dismissed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to our Current Reports on Form 8-K filed on March 12, 2013 and March 25, 2013 regarding the sale of certain securities in reliance on the exemption the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, based on the private nature of the sale of these securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Form of Certificate of Designation of 5.0% Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Amendment to Current Report on Form 8-K filed on April 2, 2013)
4.1	Form of Common Stock Purchase Warrant in favor of the Holders in the March 2013 private placement (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 22, 2013)
10.1	Securities Purchase Agreement, dated March 22, 2013, by and among Crossroads Systems, Inc. and the Buyers party thereto (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 22, 2013)
10.2	Form of Registration Rights Agreement by and among Crossroads Systems, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on March 22, 2013)
10.3	Separation Offer and Release, effective as of May 8, 2013, between Robert C. Sims and Crossroads Systems, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 14, 2013)
10.4	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and Brian Bianchi (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 7, 2013)
10.5	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and David Cerf (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 7, 2013)
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

June 14, 2013	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

June 14, 2013	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Certificate of Designation of 5.0% Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Amendment to Current Report on Form 8-K filed on April 2, 2013)
4.1	Form of Common Stock Purchase Warrant in favor of the Holders in the March 2013 private placement (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 22, 2013)
10.1	Securities Purchase Agreement, dated March 22, 2013, by and among Crossroads Systems, Inc. and the Buyers party thereto (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 22, 2013)
10.2	Form of Registration Rights Agreement by and among Crossroads Systems, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on March 22, 2013)
10.3	Separation Offer and Release, effective as of May 8, 2013, between Robert C. Sims and Crossroads Systems, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 14, 2013)
10.4	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and Brian Bianchi (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 7, 2013)
10.5	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and David Cerf (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 7, 2013)
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

