Form 10-Q
period 2013-07-31
CROSSROADS SYSTEMS INC
filed 2013-09-13
CIK 1093207

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2013

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

As of September 10, 2013 Registrant had outstanding 11,942,906 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JULY 31, 2013

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS –

 CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	July 31,
ASSETS	2012	2013
		(Unaudited)
Current assets:
Cash and cash equivalents	$6,895	$9,871
Accounts receivable, net of allowance for doubtful
accounts of $102 and $100, respectively	2,847	2,411
Inventory	376	289
Prepaid expenses and other current assets	309	625
Total current assets	10,427	13,196
Property and equipment, net	1,521	1,240
Other assets	76	473
Total assets	$12,024	$14,909
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,260	$961
Accrued expenses	2,879	2,152
Deferred revenue	1,306	1,471
Current portion of long term debt, net	2,948	645
Total current liabilities	8,393	5,229
Long-term debt, net	1,370	7,692
Long-term derivative liability	-	1,539
Other long-term liabilities	264	222

Commitments and contingencies (See Note 7)	-	-

Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 and 4,231,154 shares issued and outstanding, respectively, net	-	6,394

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized,
11,679,860 and 11,942,606 shares issued and outstanding, respectively	12	12
Additional paid-in capital	204,582	208,394
Accumulated other comprehensive loss	(39)	(47)
Accumulated deficit	(202,558)	(214,526)
Total stockholders' equity (deficit)	1,997	(6,167)
Total liabilities and stockholders' equity (deficit)	$12,024	$14,909

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2013	2012	2013
Revenue:
Product	$1,608	$1,239	$4,611	$4,203
IP license, royalty and other	1,912	1,555	4,941	4,879
Total revenue	3,520	2,794	9,552	9,082
Cost of revenue:
Product	235	189	471	569
IP license, royalty and other	658	511	1,131	1,887
Total cost of revenue	893	700	1,602	2,456
Gross profit	2,627	2,094	7,950	6,626
Operating expenses:
Sales and marketing	1,573	1,771	4,516	5,640
Research and development	3,234	2,203	8,653	8,050
General and administrative	935	1,732	2,530	3,513
Amortization of intangible assets	16	-	110	-
Total operating expenses	5,758	5,706	15,809	17,203
Loss from operations	(3,131)	(3,612)	(7,859)	(10,577)
Interest expense	(75)	(69)	(178)	(203)
Change in value of derivative liability	-	771	-	771
Other income	(31)	-	(16)	4
Net loss	$(3,237)	$(2,910)	$(8,053)	$(10,005)
Dividends and beneficial conversion on preferred stock	$-	$(1,146)	$-	$(2,010)
Net loss available to common stockholders, basic and diluted	$(3,237)	$(4,056)	$(8,053)	$(12,015)
Net loss per share available to common stockholders,
basic and diluted	$(0.29)	$(0.34)	$(0.73)	$(1.01)
Shares used in computing net loss per share:
Available to common stockholders, basic and diluted	11,194,755	11,881,928	11,072,574	11,845,796

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	July 31,
	2012	2013

Cash flows from operating activities:
Net loss	$(8,053)	$(10,005)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	505	617
Interest incurred on conversion to preferred stock	-	55
Gain on change in value of derivative liability	-	(771)
Amortization of debt discount	-	16
Amortization of intangible assets	110	-
Loss on disposal of property and equipment	17	-
Stock-based compensation	1,280	848
Provision for doubtful accounts receivable	28	(2)
Changes in assets and liabilities:
Accounts receivable	586	443
Inventory	(128)	87
Prepaid expenses and other assets	(2)	(617)
Accounts payable	(1,177)	(415)
Accrued expenses	270	(411)
Deferred revenue	1,094	116
Net cash used in operating activities	(5,470)	(10,039)
Cash flows from investing activities:
Purchase of property and equipment	(700)	(334)
Proceeds from sale of property and equipment	15	-
Purchase of held-to-maturity investments	(185)	-
Maturity of held-to-maturity investments	3,570	-
Net cash provided by (used in) investing activities	2,700	(334)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,160	68
Proceeds from issuance of preferred stock	-	7,332
Proceeds from issuance of bridge loan	-	550
Proceeds from issuance of debt	3,000	9,716
Repayment of debt	(422)	(4,318)
Net cash provided by financing activities	5,738	13,348

Effect of foreign exchange rate on cash and cash equivalents	(14)	1
Net increase in cash and cash equivalents	2,954	2,976
Cash and cash equivalents, beginning of period	7,336	6,895
Cash and cash equivalents, end of period	$10,290	$9,871

Supplemental disclosure of cash flow information:

Cash paid for interest	$131	$119
Cash paid for income taxes	$1	$3

Supplemental disclosure of non cash financing activities:

Conversion of promissory notes to preferred stock	$-	$605
Issuance of common stock warrants	$-	$1,543
Beneficial conversion associated with preferred stock	$-	$1,090
Common stock dividends issued to preferred shareholders	$-	$106
Discount associated with long term debt	$-	$1,375

See accompanying notes to the consolidated financial statements.

 CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements of Crossroads Systems, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2012 Annual Report on Form 10-K filed on January 26, 2013 (“2012 Form 10-K”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2012 and July 31, 2013, the results of its operations for the three months and nine months ended July 31, 2012 and 2013, and its cash flows for the nine months ended July 31, 2012 and 2013. The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending October 31, 2013.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, proceeds from debt, and the sale of preferred and common stock will be sufficient to fund the anticipated operations for the remainder of fiscal 2013.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

IP License Revenue

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in specific products they offer. The timing and amount of revenue recognized from IP license agreements depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patents in the customer’s past shipments, patent licensing royalties on covered products sold going forward, cross-licensing terms between the Company and other parties, and settlement of patent litigation. Through July 31, 2013, no amounts have been allocated to the cross-licensing or the settlement of patent litigation elements.

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

Contracts to Modify or Customize Products

During the nine months ended July 31, 2012 and 2013, the Company entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, the Company first looks to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  The Company then considers the appropriate recognition model for each accounting element based on the nature of the element and applies the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.

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

The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statement of operations.

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

 The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the calculations of diluted net loss per common share were 3,116,465 and 12,023,951 for the nine months ended July 31, 2012 and 2013, respectively. The dilutive common stock equivalents for the nine months ended July 31, 2013 include warrants to purchase 4,735,395 shares of common stock (Note 8), 4,231,154 preferred stock shares convertible into common stock (Note 8), and options to purchase 3,057,402 shares of common stock (Note 9).

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

As of October 31, 2012 and July 31, 2013, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of October 31, 2012 and July 31, 2013, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows:

Fair Value Table
(in thousands)	Balance at July 31,2013	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liability	$1,539	$-	$-	$1,539

	$1,539	$-	$-	$1,539

Level Three Roll forward
	Derivative Liability	Total

Balance October 31, 2012	$-	$-
Fair value of derivative liability reclassified from equity	2,310	2,310
Change in fair value	(771)	(771)
Balance July 31, 2013	$1,539	$1,539

3.	INVENTORY

Inventory, net consists of the following (in thousands):

	October 31,	July 31,
	2012	2013
		(Unaudited)

Raw materials	$322	$226
Finished goods	54	63
	$376	$289

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,	July 31,
		2012	2013
	Life (years)		(Unaudited)
Equipment	1-3	$18,960	$18,970
Furniture and fixtures	5	691	806
Leasehold improvements	5	568	573
		20,219	20,349
Less: Accumulated depreciation		(18,698)	(19,109)
		$1,521	$1,240

Depreciation expense was approximately $505,000 and $617,000 for the nine months ended July 31, 2012 and 2013, respectively.

5.	ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	July 31,
	2012	2013
		(Unaudited)

Payroll related	$1,871	$1,382
Professional services	620	$465
Customer deposits	12	-
Warranty reserve	11	26
Other	365	279
	$2,879	$2,152

Included in payroll related accrued expenses as of October 31, 2012 was approximatly $790,000 related to bonus compensation, approximatly $465,000 of which was settled in December 2012 with 146,555 shares of common stock.

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2012 and nine months ended July 31, 2013 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2012
Warranty reserve	$22	$16	$(27)	$11

Nine months ended July 31, 2013
Warranty reserve (Unaudited)	$11	$19	$(4)	$26

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	July 31,
	2012	2013
		(Unaudited)

Product	$315	$288
Services	991	1,183
	$1,306	$1,471

6.	CREDIT AGREEMENT AND LONG TERM LIABILITIES

The Company had a revolving line of credit and term loan with Silicon Valley Bank. In July 2013, the Company entered into a Credit Agreement and security agreements with Fortress Credit Co. LLC, an affiliate of Fortress Investment Group LLC (such affiliates collectively, “Fortress”) (described below). The Company used a portion of the proceeds of the Fortress loans to repay the revolving line of credit and term loan with Silicon Valley Bank.

Effective July 22, 2013, the Company entered into a Credit Agreement with Fortress that provides for aggregate Term Loan commitments of up to $10 million. The Term Loan consist of a Term Loan A in the principal amount of $5 million, which matures July 22, 2016 and a Term Loan B in the principal amount of $5 million, which matures February 1, 2016. The Company drew down the full $10 million of both Term Loans on July 24, 2013. Interest is due monthly in arrears and the remaining principal balance on the Fortress notes accrue interest at 10% annually. Term Loan A is interest-only for the first 12 months and Term Loan B is interest-only for the first six months. See Footnote 8 for information on the Fortress Warrants.

In conjunction with the Credit Agreement with Fortress, the Company has agreed to certain financial covenants. The Company is required to maintain a minimum of $1.5 million of unrestricted cash at each month end and the Company is restricted from making certain cash distributions to equity security holders or from incurring additional indebtedness without prior written consent from Fortress. The Company has also agreed to certain reporting covenants and must supply monthly financial statements to Fortress within 30 days of the end of each month.

At the origination date, the $10 million principal balance of the notes payable to Fortress were recorded as follows: (in thousands)

Principal balance	$10,000
Loan fees to Fortress	(300)
Relative fair value of warrants issued and recorded in additional paid in capital	(1,375)
$8,325

At July 31, 2013, the carrying amount of the notes payable to Fortress were recorded as follows: (in thousands)

Principal balance	$10,000
Unamortized debt discount	(1,663)
Net carrying value of Fortress notes	8,337
Less current portion of debt	(645)
Long term portion of debt	$7,692

The debt discount allocated to the current portion of the Fortress notes as of July 31, 2013 is approximately $605,000 and the portion allocated to long term debt is approximately $1,058,000. Interest expense relating to the line of credit, term loan, Fortress notes, and bridge loans was approximately $143,000 and $188,000 for the nine months ended July 31, 2012 and 2013, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through August 31, 2016. Rental expense under these agreements was approximately $363,000 and $327,000 for the nine months ended July 31, 2012 and 2013, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of approximately $378,000 per year through the lease term.

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

On October 23, 2010 the Company sold 3,125,000 shares of its common stock in a private placement at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of July 31, 2013, there were 998,096 of these warrants outstanding.

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

On March 22, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of 5.0% Series F convertible preferred stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock equal per share of convertible preferred stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The convertible preferred stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $ 2,284,000 which resulted in a beneficial conversion feature on the convertible preferred stock of approximately $1,090,000. This amount was recorded as a deemed dividend.

The convertible preferred stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes issuance of up to 4,500,000 shares of convertible preferred stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of convertible preferred stock to convert the convertible preferred stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. the holders of shares of the convertible preferred stock are entitled to a liquidation preference equal to the original issuance price, plus accrued and unpaid dividends.

The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). In addition, prior to the earlier to occur of (A) twelve months following the original issue date of March 28, 2013 and (B) the date on which the Company indicates a positive earnings per share in its public disclosures, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable conversion price, which is initially $2.0625 per share, then the conversion price of the convertible preferred stock will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock. The warrants issued in March 2013 also contain customary anti-dilution protection for proportional adjustments (e.g. stock splits). In addition prior to the earlier to occur of (1) twelve months following the date of the warrants and (2) the date on which the Company indicates a positive earnings per share in its public disclosures, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.00 per share, then the exercise price of the warrants will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock.

The full ratchet anti-dilution provisions in the Company’s convertible preferred stock and warrants issued in its March 2013 private placement were not in effect until those provisions were approved by a vote of the Company’s stockholders at its 2013 annual meeting held on June 21, 2013. Upon approval of these provisions the warrants were reclassified as a derivative liability and recorded at fair value as of July 31, 2013. Also upon approval of the full ratchet anti-dilution provision the Series F convertible preferred stock were potentially convertible into more shares of common stock than currently authorized, therefore those shares were classified outside of permanent equity. Upon the expiration of the full ratchet anti-dilution provisions on the one-year anniversary of the March 2013 private placement, the Company expects the preferred stock and warrants to be reclassified back to permanent stockholders' equity. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares and are accounted for net outside of stockholders’ equity at $6,394,000 with the warrants accounted for as liabilities at their fair value of $1,539,000 as of July 31, 2013. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

 Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The Company filed a registration statement to register these securities on Form S-1 on May 10, 2013 with the Securities and Exchange Commission (“SEC”).

Effective July 24, 2013, the Company entered into a Credit Agreement with Fortress described above in Note 6. As a condition to and in connection with the Credit Agreement, the Company issued to Fortress the Fortress Warrant, pursuant to which Fortress is entitled to purchase 1,454,545 shares of the Company’s common stock at an exercise price of $2.0625 per share.

The Fortress Warrant is exercisable on or after October 22, 2013 and will expire on the seventh anniversary of the effective date of the Fortress Transactions. If the Fortress Warrant is exercisable and there is no effective Registration Statement registering, or no current prospectus available for, the resale of, the shares of common stock issuable upon exercise of the Fortress Warrant, then the Fortress Warrant may also be exercised at such time by means of a “cashless exercise,” determined according to the terms of the Fortress Warrant.

The Fortress Warrant contains what is commonly referred to as “full-ratchet” anti-dilution protection, which provision will only be in effect if approved by the Company’s stockholders at its 2014 annual meeting of stockholders. Subject to stockholder approval, if, prior to the earlier to occur of (A) twelve months following the warrant, issuance date of July 22, 2013 and (B) the date on which the Company indicates a positive earnings per share in its public disclosure, the company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.0625 per share, then the exercise price of the Fortress Warrant will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of common stock.

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

The Company’s 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) was succeeded by the 2010 Stock Incentive Plan (the “2010 Plan”).  As of July 31, 2013, options to purchase 933,248 shares of common stock were outstanding, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the Board of Directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,000,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.  As of July 31, 2013, options to purchase 2,416,117 shares of common stock were granted from the 2010 Plan, of which 2,124,154 were outstanding. During the nine months ended July 31, 2012 and 2013, common stock share grants of 83,959 and 151,483, respectively, were granted from the 2010 Plan.

As of July 31, 2013, options to purchase an aggregate of 3,057,402 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,613,810 were vested. Under the 2010 Plan, 837,182 shares of common stock were available for future grants as of July 31, 2013.  The shares of common stock reserved for future grant are reduced by 53,221 options previously exercised under the 2010 Plan, and 235,442 shares of common stock granted under the plan.  The exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s common stock on that date (as measured by the closing price of the Company’s common stock on the Nasdaq Capital Market on such date). The 2010 Plan options generally become exercisable over a four year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. During the nine months ended July 31, 2013, the Company issued incentive stock options to employees that vested over two years with 25% vesting in six months and 75% vesting over the remaining vesting term. Certain executives received stock options which vested over two years with a specified vesting schedule over the two year term. Stock option exercises are fulfilled with newly-issued shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Nine months ended July 31,
	2012	2013
Cost of revenue	$24	$18
Sales and marketing	403	245
Research and development	454	258
General and administrative	399	327
Total stock-based compensation	$1,280	$848

During the fourth quarter of the fiscal year ended October 31, 2011, management elected to receive 67% of the management bonus for the fiscal year ended October 31, 2011 with shares of the Company’s stock. Accordingly, 83,959 shares of common stock were granted in January 2012 valued at approximately $433,000. During the year ended October 31, 2012 stock-based compensation expense of approximately $465,000 was accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2012. Accordingly, 146,555 shares of common stock were granted in December 2012 to satisfy this liability.

As of May 8, 2013 Robert C. Sims, the former President and Chief Executive Officer ceased to be an employee of the Company. In accordance with his employment agreement as of the date of change in status of employment all his unvested options immediately vested and became exercisable. As a result, the Company recorded approximately $96,000 of additional compensation expense for the three-month period ended July 31, 2013 which represented compensation expense related to 89,800 unvested options that vested and became exercisable. The options remain exercisable for a term of 12 months.

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

	Nine months ended July 31,
	2012	2013
Expected dividend yield	0%	0%
Expected volatility	69 - 71%	71 - 74%
Risk-free interest rate	0.7 - 1.0%	0.7 - 1.4%
Expected term (years)	6.1	3.5-10

The following table summarizes information about stock option activity for the nine months ended July 31, 2013 (unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at October 31, 2012	2,131,244	$3.80	6.20	$1.4
Granted	1,199,896	$2.14
Forfeited	(219,572)	$4.59
Exercised	(54,166)	$1.41
Outstanding and expected to vest
at July 31, 2013	3,057,402	$3.13	6.98	$0.1
Exercisable at July 31, 2013	1,703,655	$3.71	5.11	$0.1

The weighted average fair value per option granted during the nine months ended July 31, 2012 and 2013 was $3.20 and $1.42 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended July 31, 2012 and 2013 was $187,407 and $32,707 respectively. During the nine months ended July 31, 2012 and 2013, the amount of cash received from the exercise of stock options was $120,000 and $59,000, respectively.

The Company granted 13,000 options to non-employees during the nine months ended July 31, 2012 with a fair value of which was approximately $37,000, and granted 83,883 options to non-employees during the nine months ended July 31, 2013, the fair value of which was approximately $120,000.

At July 31, 2013, there was approximately $1,603,000, of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.04 years. There were 268,977 and 405,127 options that became vested during the nine months ended July 31, 2012 and 2013, respectively, with the total fair value of these awards of approximately $488,000 and $896,000 respectively.

The following table shows information about outstanding stock options at July 31, 2013:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Shares	Remaining	Average		Average
Exercise Prices			Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	-	$1.48	116,320	5.95	$0.74	114,599	$0.74
$1.56	-	$1.56	412,396	7.03	$1.56	350,757	$1.56
$1.58	-	$2.04	145,222	5.26	$1.80	131,805	$1.79
$2.10	-	$2.10	1,060,878	9.79	$2.10	-	$-
$2.22	-	$3.83	311,217	5.16	$3.19	258,699	$3.29
$3.84	-	$4.75	558,273	5.86	$4.59	458,775	$4.57
$4.76	-	$5.92	313,303	5.09	$5.08	249,227	$5.14
$5.96	-	$7.48	67,592	1.30	$6.99	67,592	$6.99
$9.72	-	$9.72	31,251	0.17	$9.72	31,251	$9.72
$10.64	-	$10.64	40,950	0.52	$10.64	40,950	$10.64
$-	-	$10.64	3,057,402	6.98	$3.13	1,703,655	$3.71

10.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the Savings Plan. The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan. The Company made matching contributions totaling $209,000 and $215,000 during the nine months ended July 31, 2012 and 2013, respectively.

11.	RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2012 and 2013, the Company recognized $0.4 and $0.7 million, respectively, of revenue from IRM, one of the Company’s stockholders (refer to Note 8).  During the nine months ended July 31, 2012 and 2013 the Company recognized costs of revenue of $0.4 and $0.8 million, respectively, relating to IRM. As of July 31, 2012 and 2013, the Company had no accounts receivable balances due from IRM.

12.	SUBSEQUENT EVENT

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. (“Dot Hill”) alleging patent infringement and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill.

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

Forward-looking statements may include statements about our:

·	ability to implement our business strategy, including the transition from a hardware storage company to a software solutions and services provider;
·	anticipated trends and challenges in our business and the markets in which we operate;
·	expected future financial performance;
·	expectations regarding our operating expenses;
·	ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress;
·	future adjustments to the conversion price of our convertible preferred stock and to the exercise price of the warrants issued in our March 2013 private placement and our July 2013 Fortress transaction;
·	ability to anticipate market needs or develop new or enhanced products to meet those needs;
·	ability to expand into other sectors of the storage market, beyond protection storage;
·	expectations regarding market acceptance of our products;
·	ability to compete in our industry and innovation by our competitors;
·	ability to protect our confidential information and intellectual property rights;
·	ability to successfully identify and manage any potential acquisitions;
·	ability to manage expansion into international markets;
·	ability to remediate any material weakness in our internal controls identified by our independent registered public accounting firm;
·	ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
·	ability to recruit and retain qualified sales, technical and other key personnel;
·	ability to obtain additional financing; and
·	ability to manage growth.

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

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property, or IP, licensees with go-forward royalties derived from the ‘972 patent family, which accounts for eight of our existing 105 granted patents and 32 pending patents as of July 31, 2013. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our patents. Historically, these cases have generally been settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the nine months ended July 31, 2013 was $0.7 million, or approximately 7.5% of revenues.

In July 2013, we entered into a loan transaction with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (we refer to those affiliates collectively as Fortress), which included the formation of a partnership controlled by Fortress (the “Partnership”) to which we assigned all of our existing and issued patents and applications other than our patents in the ’972 family. The Partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents, but we are unable to predict at this time when or if such efforts may commence or, if they do, whether they will be profitable. We also have the right, in connection with the repayment of the amounts due under the credit agreement and upon the payment of a pre-determined premium of $2 million (20% of the amount Fortress loaned to the Company), to buy out Fortress’s interest in the Partnership and return all of the rights to the assigned non-’972 patent rights to ourselves. We intend to periodically monitor and assess the viability and the value to us of such a buyout.

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

Critical Accounting Policies and Estimates

Contracts to Modify or Customize Products

We have entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, we first look to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  We then consider the appropriate recognition model for each accounting element based on the nature of the element and apply the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  We recorded approximately $0.4 million and $1.1 million as revenue for the nine months ended July 31, 2012 and 2013, respectively, and $0.5 million and $0.0 million as a reduction of research and development expense and a corresponding increase to cost of goods sold related to these contracts for the nine months ended July 31, 2012 and 2013.

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

Results of Operations

Three and Nine months Ended July 31, 2013 Compared to the Three and Nine months Ended July 31, 2012

Revenue.   Total revenue decreased $0.7 million, or 20.6%, to $2.8 million for the three months ended July 31, 2013 from $3.5 million for the three months ended July 31, 2012. Total revenue decreased $0.5 million, or 4.9%, to $9.1 million for the nine months ended July 31, 2013 from $9.6 million for the nine months ended July 31, 2012.

Product revenues for the three months ended July 31, 2013 decreased $0.4 million from 1.6 million for the three months ended July 31, 2013 to $1.2 million for the three months ended July 31, 2013 due primarily to a decrease in revenue from our Read Verify Appliance (RVA) product resulting from a significant customer purchase during the quarter ended July 31, 2012.

Product revenues for the nine months ended July 31, 2013 decreased $0.4 million from $4.6 million for the nine months ended July 31, 2012 to $4.2 million for the nine months ended July 31, 2013 also due to the decrease from RVA.

IP license, royalty and other revenue consists of the following for the three and nine months ended July 31, 2012 and 2013:

	Three months ended July 31,		Nine months ended July 31,
	2012	2013	2012	2013
	(in thousands)	(in thousands)
IP license revenue	$188	$227	$573	$684
HP royalty and PCS service revenue	1,033	921	3,298	2,716
PCS and other service revenue (non-HP)	691	407	1,070	1,479
IP license, royalty and other revenue	$1,912	$1,555	$4,941	$4,879

IP license, royalty and other revenues for the three months ended July, 2013 decreased $0.3 million, or 18.7%, to $1.6 million compared with $1.9 million for the three months ended July 31, 2012. This decrease was primarily due to a HP royalty and post contract support (PCS) service revenue decrease of $0.1 million for the three months ended July 31, 2013, due to decreasing royalties for legacy router shipments, and a reduction of royalties on VTS as well as a decrease of $0.2 million of revenue recognized from the Iron Mountain research and development services agreement.

IP license, royalty and other revenues in total for the nine months ended July 31, 2013 and July 31, 2012 remained consistent at $4.9 million. However, IP license revenue increased $0.1 million as a result of increased ongoing royalties from certain licensees for the nine months ended July 31, 2013. HP royalty and PCS service revenue decreased $0.6 million for the nine months ended July 31, 2013, due to decreasing royalties for legacy router shipments, and a reduction of royalties on VTS, PCS and other service revenue (non-HP) increased $0.4 million primarily due to additional revenue recognized from the Iron Mountain research and development services agreement.

Cost of Revenue.   Cost of revenue decreased $0.2 million, or 21.6%, to $0.7 million for the three months ended July 31, 2013 from $0.9 million for the three months ended July 31, 2012. Product costs for the three months ended July 31, 2013 remained consistent at $0.2 million. IP license, royalty and other costs decreased $0.2 million for the three months ended July 31, 2013 to $0.5 million from $0.7 million for the three months ended July 31, 2012, due to $0.2 million related to the cost of revenue for Iron Mountain’s research and development services agreement.

Cost of revenue increased $0.9 million, or 53.3%, to $2.5 million, for the nine months ended July 31, 2013 from $1.6 million for the nine months ended July 31, 2012. Product costs for the nine months ended July 31, 2013 increased $0.1 million, to $0.6 million compared with $0.5 million for the nine months ended July 31, 2012 as a result of StrongBox having higher material costs, as compared to our other products. IP license, royalty and other costs increased $0.8 million for the nine months ended July 31, 2013 to $1.9 million from $1.1 million for the nine months ended July 31, 2012, primarily due to cost of revenue associated with Iron Mountain’s research and development services agreement.

Sales and Marketing.   Sales and marketing expenses increased $0.2 million, or 12.6%, to $1.8 million for the three months ended July 31, 2013 from $1.6 million for the three months ended July 31, 2012. This increase was primarily due to increased payroll and benefits expenses of approximately $0.2 million. Headcount for our Sales and marketing departments increased from 33 in fiscal quarter ended July 31, 2012 to 36 in the fiscal quarter ended July 31, 2013, an increase of 9% and include business development, sales engineers and employees in our sales office in Germany.

Sales and marketing expenses increased $1.1 million, or 25.0%, to $5.6 million for the nine months ended July 31, 2013 from $4.5 million for the nine months ended July 31, 2012. This increase was primarily due to increased payroll and benefits of approximately $0.8 million, and additional travel, entertainment and tradeshow related expenses of $0.2 million due to two large tradeshows we attended in connection with the marketing of StrongBox.

Research and Development.    Research and development expenses decreased $1.0 million, or 31.9%, to $2.2 million for the three months ended July 31, 2013 from $3.2 million for the three months ended July 31, 2012. This decrease was primarily due to a reduction in force in March 2013 of approximately 25 research and development employees. Payroll and payroll related expenses decreased by approximately $0.9 million and consulting and contract labor decreased by $0.1 million. Headcount for our Research and development departments decreased from 81 in fiscal quarter ended July 31, 2012 to 47 in the fiscal quarter ended July 31, 2013, a decrease of 42% and include developers, test engineers and the support group.

Research and development expenses decreased $0.6 million, or 7.0%, to $8.1 million for the nine months ended July 31, 2013 from $8.7 million for the nine months ended July 31, 2012. This decrease was primarily due to decreases in payroll and related expenses of $0.3 million due to the reduction in force in Q2 2013, decreases in recruiting expenses of $0.2 million as well as decreases in consulting and contract labor of $0.1 million.

General and Administrative.  General and administrative expenses increased $0.8 million, or 85.2%, to $1.7 million for the three months ended July 31, 2013 from $0.9 million for the three months ended July 31, 2012. The increase was primarily due to increases in payroll and payroll related benefits, including severance, of approximately $0.5 million as well as increases in professional fees of approximately $0.3 million.

General and administrative expenses increased $1.0 million for the nine months ended July 31, 2013, or 38.9%, to $3.5 million for the nine months ended July 31, 2013 from $2.5 million for the nine months ended July 31, 2012. The increase was primarily due to payroll and payroll related benefits, including severance, of approximately $0.6 and increases in professional fees of $0.4 million offset by decreases in outside services and allocations due to information systems (IS) of $0.2 million. We had outsourced our IS department in FY 2012 and decreased our outside service expense by bringing the IS function back in house. We expect the amount of general and administrative expenses going forward to decrease due to a decrease in severance related payments as well as professional fees.

Amortization of intangible assets.   Amortization of intangible assets expenses decreased $16,000, or 100.0%, to $0 for the three months ended July 31, 2013. Amortization of intangible assets expense decreased $0.1 million, or 100%, to $0 million for the nine months ended July 31, 2013 from $0.1 million for the nine months ended July 31, 2012. Decreases were due to the three and nine months ended July 31, 2012 containing amortizations of purchased technologies that became fully amortized after the third quarter of 2012.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations and obligations to repay our debt to Fortress Credit Co LLC (Fortress) and our working capital and capital expenditure needs, as we continue to introduce StrongBox into the marketplace. Subject to our operating performance, which, if significantly adversely affected, would reduce the availability of funds, we expect to finance our operations through cash provided by operations and customer reimbursed expenses, proceeds from the sale of our debt and equity securities, and funds available under our credit arrangements. Expected revenue from our newly introduced StrongBox product has been slower to materialize than expected, as the selling cycle for StrongBox is longer than our other lines. This has created a challenging liquidity environment for us. We may require additional capital from equity or debt financings to fund our operations or respond to competitive pressures or strategic opportunities. The Company is currently evaluating various alternatives to monetize our intellectual property or other financing arrangements. We may not be able to secure timely additional financing on favorable terms, or at all. The following table summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended July 31,
	2012	2013
Net cash used in operating activities	$(5,470)	$(10,039)
Net cash provided by (used in) investing activities	2,700	(334)
Net cash provided by financing activities	5,738	13,348
Net increase in cash and cash equivalents	2,954	2,976
Cash and cash equivalents, end of period	$10,290	$9,871

Net cash used in operating activities increased from approximately $5.5 million in the nine months ended July 31, 2012 to approximately $10.0 million in the nine months ended July 31, 2013. Losses increased during the nine months ended July 31, 2013 by approximately $2.0 million primarily due to increased spending in sales and marketing, as well as, to a lesser extent, general and administration, while revenue did not accelerate at the same pace. During the nine months ended July 31, 2013 stock compensation expense decreased $0.4 million compared to the nine months ended July 31, 2012. Net cash used in operating activities was also a result of cash paid for prepaid expenses, and recognition of deferred revenue during the nine months ended July 31, 2013 compared to the nine months ended July 31, 2012 due to the revenue on several Strongbox sales being recognized after the release of StrongBox 2.0.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts, and the purchase of investments with available cash, offset by maturities of our short term investments. Net cash used by investing activities was approximately $0.3 million in the nine months ended July 31, 2013 compared to $2.7 million in cash provided by investing activities during the nine months ended July 31, 2012. Included in the nine months ended July 31, 2013 are purchases of property and equipment of $0.3 million. In the nine months ended July 31, 2012, $3.4 million of cash was provided by short term investment maturities, net of purchases, offset by purchases of property and equipment of $0.7 million.

Cash flows provided by financing activities in the nine months ended July 31, 2013 was $13.3 million, compared to cash provided by financing activities in the nine months ended July 31, 2012 of $5.7 million. We sold convertible preferred stock in the second quarter of 2013 resulting in $7.3 million, net of expenses. We also drew $0.6 million on a bridge loan, which was converted into our convertible preferred stock and borrowed $10.0 million on our new loans with Fortress. We repaid $4.3 million of debt to Silicon Valley Bank during the nine months ended July 31, 2013 as well. For the nine months ended July 31, 2012, the sources of cash were $3.0 million drawn on our term loan, $0.4 million repayment of debt and $3.2 million of proceeds from the issuance of common stock.

Financing Arrangements

Fortress Loan Transaction and Related Warrants. Effective July 22, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (such affiliates collectively, “Fortress”) that provides for aggregate term loan commitments of up to $10 million, consisting of a term loan A (“Term Loan A”) in the principal amount of $5 million and a term loan B (“Term Loan B” and, together with Term Loan A, the “Term Loans”) in the principal amount of $5 million. The Company drew down the full $10 million of both Term Loans on July 24, 2013. The obligations of the company under the Credit Agreement are secured by, among other things, substantially all of the assets of the company.

Term Loan A will mature on July 22, 2016 and Term Loan B will mature on February 1, 2016. The outstanding principal balance of the Term Loans will bear interest at 10.0% per annum. Term Loan A requires payments of interest only until August 1, 2014, with the principal to be repaid in 24 equal monthly payments beginning on that date together with accrued interest. Term Loan B requires payments of interest only for six months after it is initially drawn, with the principal to be repaid in 24 equal monthly payments beginning on the first day of the month that is six months after the date Term Loan B is initially drawn, together with accrued interest. The company may prepay all or any part of the Term Loans at any time.

Under the Credit Agreement, the company is subject to certain customary affirmative covenants, including, but not limited to, the obligations of the company to deliver financial statements to Fortress, provide certain information and notices to Fortress, discharge all taxes, maintain good standing and governmental authorizations, maintain its properties and maintain insurance. The company, Crossroads Systems (Texas), Inc., a wholly owned subsidiary of the company (“Crossroads Texas”), and the Partnership are also subject to certain customary negative covenants, including, but not limited to, limitations on dispositions, changes in the nature of business, mergers or acquisitions, distributions, investments and transactions with affiliates.

The Credit Agreement also contains certain covenants that generally protect the collateral granted to Fortress and the patents and patent rights of the company, Crossroads Texas and the Partnership. The company is also subject to certain financial covenants, including (i) a requirement to maintain a minimum of $1,500,000 of unrestricted cash at each month end; (ii) a prohibition on making any cash dividend payments or distributions to any of its equity security holders other than dividends payable with respect to the company’s presently issued and outstanding 5% Series F Convertible Preferred Stock and any additional shares of preferred stock issued pursuant to the transaction documents currently in effect pursuant to which the presently issued and outstanding shares of 5% Series F Convertible Preferred Stock were issued; and (iii) a prohibition on incurring other indebtedness without Fortress’s prior written consent or as provided in the Credit Agreement.

Events of Default are defined under the Credit Agreement to include, but are not limited to, actions by any of the company, Crossroads Texas or the Partnership that result in a payment default, breach of representations and warranties, failure to comply with specific covenants, other defaults under or invalidity of any loan documents, insolvency proceedings, inability to pay debts, change of control and certain events relating to the intellectual property of the company.

The Credit Agreement also contains customary representations and warranties by the company to Fortress and customary indemnification provisions.

As a condition to and in connection with the Credit Agreement, the company issued to Fortress the Fortress Warrant, pursuant to which Fortress is entitled to purchase 1,454,545 shares of our common stock. The Fortress Warrant is exercisable on or after October 22, 2013 and will expire on the seventh anniversary of the effective date of the Fortress transactions. If the Fortress Warrant is exercisable and there is no effective Registration Statement registering, or no current prospectus available for, the resale of, the shares of common stock issuable upon exercise of the Fortress Warrant, then the Fortress Warrant may also be exercised at such time by means of a “cashless exercise,” determined according to the terms of the Fortress Warrant.

The Fortress Warrant contains what is commonly referred to as “full-ratchet” anti-dilution protection, which provision will only be in effect if approved by the company’s stockholders at its 2014 annual meeting of stockholders. Subject to stockholder approval, if, prior to the earlier to occur of (A) twelve months following the warrant issuance date of July 22, 2013 and (B) the date on which the Company indicates a positive earnings per share in its public disclosures, the company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.0625 per share, then the exercise price of the Fortress Warrant will be reduced, concurrently with such issue, to the consideration per share received by the company for such issue or deemed issue of the additional shares of common stock.

 Silicon Valley Bank Credit Facility. We were previously party to a credit facility with Silicon Valley Bank that was secured by the company’s assets, subject to certain exceptions such as certain IP rights. We paid off our Silicon Valley Bank credit facility with a portion of the proceeds of our July 2013 Fortress loan described above and terminated the Silicon Valley Bank loan agreements.

 Private Placements. On March 22, 2013, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses.

 Each unit consists of one share of 5.0% Series F convertible preferred stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of convertible preferred stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The warrants were valued using the Black-Scholes pricing model at approximately $2,284,000 which resulted in a beneficial conversion feature on the convertible preferred stock of approximately $1,090,000. This amount was recorded as a deemed dividend for the period ended July 31, 2013.

The convertible preferred stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes for issuance up to 4,500,000 shares of convertible preferred stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of convertible preferred stock to convert the convertible preferred stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. The holders of shares of the convertible preferred stock are entitled to a liquidation preference equal to the original issuance price plus accrued and unpaid dividends.

The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). In addition, prior to the earlier to occur of (A) twelve months following the original issue date of March 28, 2013 and (B) the date on which the Company indicates a positive earnings per share in its public disclosures, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable conversion price, which is initially $2.0625 per share, then the conversion price of the convertible preferred stock will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock. The warrants issued in March 2013 also contain customary anti-dilution protection for proportional adjustments (e.g. stock splits). In addition, prior to the earlier to occur of (1) twelve months following the date of the warrants and (2) the date on which the Company indicates a positive earnings per share in its public disclosures, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.00 per share, then the exercise price of the warrants will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible preferred shares are accounted for net, outside of stockholder’s equity and warrants may be accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect, which could have a significant impact on the Company’s financial statements.

The Series F warrants are accounted for as a liability at their fair value of $1,539,000 as of July 31, 2013. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. The Company engaged an independent resource to value its derivative liability and perform re-measurements. To derive an estimate of the fair value of these warrants, a dynamic Black Scholes Merton formula is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The warrants are exercisable six months after the closing date of the issuance, and expire March 22, 2018.

Dividends on the Series F convertible preferred stock will accrue at an annual rate of 5.0% of the original issue price and will be payable on a semi-annual basis. The convertible preferred ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. Pursuant to a registration rights agreement entered into with the purchasers of the Series F convertible preferred stock, in the event that a registration statement for the resale of the common stock underlying the convertible preferred stock and March 2013 warrants is not declared effective prior to July 26, 2013 (120 days from the closing of the March 2013 private placement), then the rate at which dividends accrue on our convertible preferred stock will be increased to an annual rate of 12.0% from that date until such time as a registration statement is declared effective, at which time the dividend rate will revert to an annual rate of 5.0%. Our registration statement was not declared effective by July 26, 2013, and as a result the dividend rate on the convertible preferred stock at present has increased to an annual rate of 12.0%. We may elect to satisfy our obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof, in our discretion.

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

Nasdaq Listing Compliance. Nasdaq Listing Rule 5550(b)(1) requires companies listing on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million, or to meet alternative requirements of market value of listed securities or net income from continuing operations. As of October 31, 2012, the end of our most recently completed fiscal year, we were not in compliance with these requirements and were so notified by the Nasdaq Stock Market. As of July 31, 2013, we had a stockholders’ deficit of $(6.2) million.

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

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. (“Dot Hill”) alleging patent infringement and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill.

ITEM 1A.	RISK FACTORS

The following risk factors are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended October 31, 2012.

Risks Related to Our Business and Industry

We have transferred a significant portion of our intellectual property to a limited partnership that we do not fully control, and efforts by this partnership to generate revenues for us may not be successful.

In July 2013, we entered into a credit agreement and a related intellectual property transaction with Fortress Credit Co LLC (which we refer to, together with its affiliates, as Fortress), which is an affiliate of Fortress Investment Group LLC (the Fortress Transactions). In connection with the Fortress Transactions, we transferred substantially all of our patents, other than our ’972 patent family, to a limited partnership KIP CR P1 LP (which we refer to as the partnership) of which we are a limited partner and an affiliate of Fortress is the general partner. We transferred 109 pending or granted non-’972 patents to the partnership.

Fortress generally has the power to manage, control and conduct the business and affairs of the partnership. While the limited partnership agreement gives us the right to consent to certain actions, as a limited partner we do not control the partnership. We are heavily reliant on Fortress as we have a limited ability to direct the monetization strategies (or determine whether any such monetization efforts will occur) for our intellectual property assigned to this partnership without Fortress’s consent. In addition, if we default under our credit agreement with Fortress, our ability to exercise control over the partnership will be further limited.

The partnership poses risks not otherwise present when we alone seek to monetize our intellectual property, for example:

•	Fortress, as the general partner, may not decide to take, or decide not to take, actions that we believe to be in our best interest;

•	we may incur liabilities as a result of actions taken, or not taken, by the partnership and by Fortress;

•	we may be required to devote significant management time to the requirements of and matters relating to the partnership, including litigation and licensing matters, as well management of the partnership relationship;

•	any strategy or other disputes between us Fortress may result in delays, expenses or operational impasses; and

•	while we have retained a fully paid-up, royalty-free, worldwide, non-transferable, non-exclusive license to use the assigned patents, these patents are now owned by a third party not under our control, and will remain as such unless and until we are able to buy out Fortress’s interest in the partnership described below.

This partnership may attempt to pursue patent licensing and enforcement activity that may generate revenues for us. However, we cannot assure you that any efforts to generate revenues will be successful, and we cannot predict the timing of revenues, if any are generated. Unless and until we exercise our option to purchase Fortress’s interest in the partnership, which we may not do until we have paid off our Fortress loan, any revenues generated will be subject to a waterfall payment in the limited partnership agreement under which Fortress will receive a portion of such revenues, and the revenues allocated to us must be used to repay the Fortress loan.

The risks described above could adversely affect our ability to transact the business that is the subject of the partnership and any intellectual property monetization strategy, which would in turn negatively affect our financial condition and results of operations.

A default under our Credit Agreement with Fortress could cause a material adverse effect on our financial position.

We have a term loan with Fortress pursuant to a credit agreement, which is secured by certain of our assets. We are required to satisfy certain financial and reporting covenants under the credit agreement, including a requirement to maintain a minimum of $1,500,000 of unrestricted cash at each month end. We previously had a credit facility with Silicon Valley Bank, and we were in default under certain of the financial covenants of that credit facility at times during fiscal 2012 and fiscal 2013. We were in compliance with all covenants as of July 31, 2013, except that we had not yet complied with our obligation to Silicon Valley Bank to complete an equity financing with at least $10 million in proceeds. Our March 2013 private placement was not completed by the deadline of January 31, 2013 and raised less than $10 million in proceeds, but Silicon Valley Bank has taken no action with respect to this non-compliance. We paid off our Silicon Valley Bank credit facility with a portion of the proceeds of our July 2013 Fortress loan and terminated the Silicon Valley Bank loan agreements.

If we defaulted under our obligations under the credit agreement, Fortress could proceed against the collateral granted to them to secure that indebtedness or declare that all obligations under the credit agreement to be due and payable. If any indebtedness under the credit agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

We face a challenging liquidity environment and may require additional financing, which could be difficult to obtain on favorable terms or at all. Our failure to obtain necessary financing or doing so on unfavorable terms could adversely affect our results of operations.

We have historically relied on outside financing and cash flows from operations to fund our operations, capital expenditures and expansion. We currently face a difficult liquidity environment, and expect to require significant capital expenditures as we continue to introduce StrongBox into the marketplace. Expected revenue from our newly introduced StrongBox product has been slower to materialize than expected, as the selling cycle for StrongBox is longer than our other lines, limiting our cash provided by operations from sales of StrongBox. We also may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities.

We may not be able to secure timely additional financing arrangements on favorable terms, or at all. The terms of any additional financing may limit our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us if and when we require it, our ability to grow or support our business, to bring our products to market and to respond to business challenges could be significantly limited.

Our convertible preferred stock contains covenants that may limit our business flexibility.

Our convertible preferred stock contains covenants preventing us from taking certain actions without the approval of a holders of a majority or a super-majority of the convertible preferred stock, depending on the action as described below. The need to obtain the approval of holders of our convertible preferred stock before taking these actions could impede our ability to take certain actions that management or our Board of Directors may consider to be in the best interests of our stockholders.

For as long as at least 20% of the shares of our convertible preferred stock issued in our March 2013 private placement are outstanding, we may not take any of the following actions, among others, without first obtaining the approval of the holders of at least a majority of the shares of convertible preferred stock then outstanding:

•	create a new class or series of equity securities or any other security convertible into equity securities ranking senior or pari passu to the convertible preferred stock with respect to voting, dividends, or liquidation rights;

•	amend, alter, or repeal any of our governing documents in a manner materially adverse to our convertible preferred stock;

•	declare or pay a dividend or distribution on any securities, including our common stock, prior to the payment of the dividends required to be paid to holders of our convertible preferred stock; or

•	repurchase or otherwise acquire more than a de minimis number of shares of any class of securities junior to the convertible preferred stock (which includes our common stock), except with respect to (1) shares of common stock issued upon the conversion of shares of our convertible preferred stock or the exercise of warrants issued in our March 2013 private placement, or (2) repurchases of certain securities held by our departing officers and directors up to an aggregate maximum of $100,000.

For as long as at least 20% of the shares of our convertible preferred stock issued in our March 2013 private placement are outstanding, we also may not take any of the following actions, among others, without first obtaining the approval of the holders of at least 70% of the shares of convertible preferred stock then outstanding:

•	sell (outside the ordinary course) or hypothecate any of our current or future assets (other than for hypothecations pursuant to and consistent with our existing working capital arrangements); or

•	incur any new debt (including redeemable preferred stock), other than pursuant to our existing working capital relationship and trade debt incurred in the ordinary course of business;

provided, however, that the foregoing restrictions will not apply to:

o	any assignment, conveyance, disposition, encumbrance, hypothecation, pledge, lease, sale, transfer or other disposition our intellectual property that (1) generates net proceeds of at least $3 million and (2) does not cause a material adverse effect on us or our current and anticipated operations including our StrongBox line of products, and

o	license arrangements entered into in the ordinary course of business.

We cannot assure you that the holders of our convertible preferred stock would approve any such restricted action, even where we believe such an action would be in the best interests of our stockholders. Any failure to obtain such approval could limit our business flexibility, harm our business and result in a decrease in the value of our common stock or convertible preferred stock.

Recent changes in our management and board of directors may lead to instability and may negatively affect our business.

We have recently experienced a change in our Chief Executive Officer and significant turnover in our board of directors. In April 2013, Steven Ledger, Chairman of the Board of Directors of the Company, and Joseph A. Hartnett, a director, each informed the Board of Directors that they would not stand for re-election at the 2013 Annual Meeting, and Richard K. Coleman, Jr. and Jeffrey E. Eberwein were elected as directors of the Company by the Board of Directors and later by stockholders at our 2013 Annual meeting. In May 2013, Robert C. Sims, our former President and Chief Executive Officer, ceased to be an officer or employee of the Company, and our Board of Directors appointed Richard K. Coleman, Jr., as our President and Chief Executive Officer, to serve on an interim basis, until the selection process for a permanent President and Chief Executive Officer of the Company can be completed. Also in May 2013, Elliott Brackett resigned from our Board of Directors. An additional member of our board was elected at our 2013 annual meeting, such that, on the date of our annual meeting, only one member of four-person board of directors was a director prior to April 2013. We cannot be certain that the changes in management and our Board of Directors will not lead to additional instability, lead to additional management departures or changes, affect our ability to hire or retain key personnel, affect the willingness of our current customers to continue to use our products or for new customers to purchase them, or otherwise negatively affect our business; nor can be we be certain when, or if, an appropriate candidate to fill the role of chief executive officer will be identified.

Risks Related to Ownership of Our Common Stock

If our common stock is delisted, the market value of, and your ability to transfer or sell, shares of our common stock may be materially and adversely affected.

In order to maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet specified financial requirements, including requirements that we maintain a minimum closing bid price of at least $1.00 per share for our common stock and that we maintain (i) a minimum stockholders’ equity of $2,500,000, (ii) a minimum market value of listed common stock of $35,000,000 or (iii) net income from continuing operations of at least $500,000 in the most recent fiscal year or two of the last three fiscal years.

On January 29, 2013, we received a notice from The Nasdaq Stock Market notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, and as of January 28, 2013 we did not meet the alternatives of market value of listed securities or net income from continuing operations. Our plan to address the deficiency included our March 2013 private placement. After our private placement, on April 2, 2013, Nasdaq notified us that we had regained compliance with the minimum stockholders’ equity standard; however, we cannot assure you that we will remain in compliance with the Nasdaq Capital Market listing standards. Any failure to comply with those standards in the future could result in proceedings to delist our common stock.

In addition, the convertible preferred stock issued in our March 2013 private placement contains what is commonly known as a “full ratchet” anti-dilution provision. The full ratchet anti-dilution provision was not in effect until stockholder approval was obtained at our annual meeting of stockholders held on June 21, 2013. As such, prior to the receipt of stockholder approval the convertible preferred stock was accounted for as if such provisions were not in place. Following stockholder approval, as a result of the convertible preferred stock becoming potentially convertible into more shares of common stock than currently authorized as a result of the potential operation of the full ratchet anti-dilution provision, the convertible preferred stock will be reclassified outside of permanent stockholders’ equity for the quarter ended July 30, 2013. Upon the expiration of the full ratchet anti-dilution provisions on the one-year anniversary of the March 2013 private placement, we expect the convertible preferred stock to be reclassified back to permanent stockholders’ equity. However, the classification of the convertible preferred stock outside of permanent stockholders’ equity is expected to reduce our stockholders’ equity and could negatively impact our ability to satisfy the Nasdaq Capital Market’s minimum stockholders’ equity requirement until the full ratchet anti-dilution provisions expire, which could result in further notices of non-compliance or proceedings to delist our common stock from the Nasdsaq Capital Market.

If our common stock is delisted from the Nasdaq Capital Market, your ability to transfer or sell your shares of the common stock may be limited and the market value of the common stock may be materially adversely affected as a result of lower trading volumes or trade delays. Further, delisting from Nasdaq, or even the issuance of a notice of potential delisting, would also result in negative publicity, adversely affect our ability to raise additional capital, adversely affect the market liquidity of our common stock and diminish investor, business partner and employee confidence.

The convertible preferred stock and warrants issued in our March 2013 private placement and the Fortress Transactions include anti-dilution protection and other provisions that could substantially dilute our common stockholders, reduce our stockholders’ equity, decrease the value of our common stock and inhibit our ability to raise capital on favorable terms.

The 4,231,154 million shares of convertible preferred stock outstanding and warrants to purchase 2,282,753 shares of common stock at an exercise price of $2.00 per share that were issued in our March 2013 private placement, as well as the warrants to purchase 1,454,545 shares of common stock at an exercise price of $2.0625 per share issued to Fortress in July 2013, have anti-dilution protection that could substantially increase the number of shares of common stock that may be issued upon the conversion of the convertible preferred stock and reduce the proceeds received by us upon the exercise of the warrants. If these anti-dilution provisions are triggered, as described below, our common stockholders could be substantially diluted and the value of our common stock could decline.

Our convertible preferred stock and warrants to purchase common stock issued in the March 2013 private placement and the Fortress Transactions contain what is commonly known as a “full-ratchet” anti-dilution provision. Subject to certain exclusions specified in the Certificate of Designation governing our preferred stock, which has been filed with the Securities and Exchange Commission, if at any time prior to March 28, 2014, we issue or are deemed to issue any additional shares of common stock at a lower per-share price than the per-share conversion price of the convertible preferred stock, initially $2.0625 per share, then the applicable per-share conversion price of the convertible preferred stock will be automatically reduced to the lower per-share price for such subsequent issuance or deemed issuance of common stock regardless of the number of shares issued in such subsequent issuance or deemed issuance. Similarly, if at any time prior to March 28, 2014, we issue or are deemed to issue any additional shares of common stock at a lower per-share price than the applicable per-share exercise price of the warrants issued in the March 2013 private placement, then the per-share exercise price of the warrants, initially $2.00 per share, will be automatically reduced to the per-share price of such subsequent issuance or deemed issuance of common stock. Subject to stockholder approval, if at any time prior to July 22, 2014, we issue or are deemed to issue any additional shares of common stock at a lower per-share price than the applicable per-share exercise price of the warrants issued to Fortress, then the per-share exercise price of the Fortress warrants, initially $2.0625 per share, will be automatically reduced to the per-share price of such subsequent issuance or deemed issuance of common stock. The “full-ratchet” anti-dilution adjustment provisions will expire on the earlier of (1) March 28, 2014, in the case of the March 2013 warrants, and July 22, 2014, in the case of the Fortress warrants, or (2) the date the we file a report on Form 10-K or 10-Q reporting a positive earnings per share for the preceding quarter. This “full ratchet” anti-dilution adjustment essentially has no lower limit and can be triggered by the issuance of even one non-exempt share.

In addition, the full-ratchet anti-dilution provision in our convertible preferred stock resulted in its reclassification outside of permanent stockholders’ equity for the quarter ended July 30, 2013 until such provision expires. The classification of the convertible preferred stock outside of permanent stockholders’ equity is expected to reduce our stockholders’ equity, which could cause the value of our common stock to decline.

In addition to potentially diluting our common stockholders, the existence of these anti-dilution provisions may inhibit our ability to raise capital on favorable terms or at all while such provisions are in effect, as potential investors may be deterred by the possibility of their investment being immediately diluted by these provisions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2013, the company issued an aggregate of 57,097 shares of common stock as a dividend to the holders of its Series F convertible preferred stock.

In July 2013, the company issued warrants to purchase an aggregate of 1,454,545 shares of our common stock to accredited investor CF DB EZ LLC, an affiliate of Fortress Credit Co LLC. These warrants were issued in connection with a loan transaction with Fortress Credit Co LLC and have an exercise price of $2.0625 per share, subject to adjustment.

These securities were issued in reliance on the exemption the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, based on the private nature of the issuance of these securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

4.1	Common Stock Purchase Warrant, dated July 22, 2013, by Crossroads Systems, Inc. in favor of CF DB EZ,LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 24, 2013)

10.1	Amendment to Registration Rights Agreement, dated July 3, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.17.1 of the registrant’s Registration Statement on Form S-1 filed on July 8, 2013)

10.2	Form of Indemnity Agreement between Crossroads Systems, Inc. and the directors and executive officers thereof (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 15, 2013)

10.3	Amended and Restated Agreement of Limited Partnership of KIP CR P1 LP (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 24, 2013)

10.4	Credit Agreement, dated July 22, 2013, by and among Crossroads Systems, Inc. and Fortress Credit Co LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on July 24, 2013)

10.5	Guaranty and Security Agreement, dated July 22, 2013, by KIP CR P1 LP in favor of Fortress Credit Co LLC (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on July 24, 2013)

10.6	Guaranty and Security Agreement, dated July 22, 2013, by Crossroads Systems (Texas), Inc. in favor of Fortress Credit Co LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on July 24, 2013)

10.7	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to KIP CR P1 LP (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on July 24, 2013)

10.8	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to Crossroads Systems (Texas), Inc. (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed on July 24, 2013)

10.9	Assignment of Patent Rights, dated July 22, 2013, by Crossroads Systems, Inc. in favor of KIP CR P1 LP (incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K filed on July 24, 2013)

10.10	Non-Exclusive License Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and KIP CR P1 LP (incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K filed on July 24, 2013)

10.11	Registration Rights Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC (incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K filed on July 24, 2013)

10.12	Agreement Regarding Issue Price dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC (incorporated by reference to Exhibit 10.30 of the registrant’s Registration Statement on Form S-1 filed on filed on August 22, 2013)

10.13	Employment Agreement, effective May 8, 2013, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on August 7, 2013)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

September 13, 2013	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

September 13, 2013	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

