Form 10-K
period 2013-10-31
CROSSROADS SYSTEMS INC
filed 2014-01-23
CIK 1093207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of April 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $2.36 per share on the Nasdaq Capital Market, was $24,324,623.

12,867,350 shares of Common Stock were outstanding at January 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CROSSROADS SYSTEMS, INC.

FORM 10-K

i

PART I

Item 1.	Business

Overview

Crossroads Systems, Inc. (“Crossroads” “the Company,” “we” or “us”) is a global provider of data protection solutions. A 17-year old company based in Austin, Texas, Crossroads develops products that address specific IT challenges, such as cost-effectively storing and protecting business-critical data. Crossroads’ commitment to innovation is evident through our 100+ patent awards and numerous industry recognitions for excellence in data storage and protection. Our products are sold worldwide to Fortune 2000 companies. Additionally, technology leaders such as IBM, Hewlett Packard (HP), Hitachi Data Systems (HDS) and Fujifilm are among our original equipment manufacturer (OEM) and strategic partners.

Our strategic focus is on long-term data preservation in markets experiencing high data growth. We currently ship the following products: StrongBox®, Read Verify Appliance® (“RVA”), SPHiNX™, and storage bridges and routers. All of our solutions solve data management problems involving storage, protection, and archiving. Our approach emphasizes long-term investment protection for our customers by reducing the complexities and ongoing costs associated with data protection and storage management. Moreover, our products are designed with a scalable architecture, which enables companies to purchase additional storage as needed and make it available instantly without operation-halting downtime. We sell these products through a network of OEM and strategic partners for our US and European operations.

Background

Growth of Data Storage

The storage, management, protection, archiving and retrieval of digital data have become increasingly strategic issues as organizations grapple with a high rate of data growth and increasingly stringent protection policies. We believe that long-term preservation and protection solutions have become a non-discretionary purchase for many companies. Many enterprises face rapid data growth while constrained by flat or declining IT budgets. Therefore, finding a less expensive, reliable and long-term way to preserve information is critical.

The rapid and steady increase in data volume is driven by several factors, including:

•	the expansion of different types of data, especially unstructured non-compressible fixed content such as imaging and video content;
•      older analog methods being replaced or augmented through digitization (e.g. digitizing reels of film at a movie-studio);
•	new regulations and corporate policies requiring additional records retention and longer retention periods for business records;
•      internet-based communication protocols which enable users to rapidly duplicate, change and re-communicate data; and
•	the emergence of cloud based computing and storage.

Historically, tape-based products have been used at the enterprise level for secure long-term storage requirements. Tape is a high-capacity, low-cost solution for securing large amounts of backup and archival data, while providing the lowest cost, most portable and environmentally friendly solution. The use of tape based storage solutions continues to provide the most effective solution as the amount of electronic information grows and enterprises face increasing business, legal and regulatory pressure to store information long term. However, customers are demanding the archive to be readily available, online and accessible, all of the time. Crossroads’ innovative approach to online data storage with built-in protection enables customers to take advantage of the low cost and reliability of tape technology while adding the performance and simplicity of disk. We deliver a very competitive total cost of ownership (TCO) for long-term storage in the market, and unlike other tape-based solutions, we provide online data access and built-in protection.

Competitive Strengths

We believe we are well positioned to meet the rapidly growing needs of OEM and strategic partners for their customers’ data preservation solutions because of our expertise in the storage market, including:

•	Intellectual Property (“IP”) – Crossroads has been a technology innovator from its founding in 1996. This creativity has been leveraged to create unique solutions to tough problems that exist in providing answers to the data growth problem. We are focused on protecting our intellectual property by filing patents supporting the company’s development efforts. As of December 2013, the United States Patent and Trademark Office (“PTO”) has granted Crossroads 111 patents, which expire at various times between December 13, 2017 and December 21, 2032. Additionally, 20 patents are in process, and we cannot be certain if or when patent applications will result in issued patents.
⋅
Tape Systems Interfacing – Crossroads’ experience managing and interfacing with a wide range of tape drive and library manufacturers is unique in the market. While manufacturers typically follow industry standards, each device presents unique nuances and operational characteristics. Over the course of our company’s history, Crossroads has developed and brought to market solutions that create a seamless interoperability with a variety of manufactured devices. Our products integrate into many storage environments, making inclusion of our products an attractive value proposition for our OEMs, strategic partners and end user customers.

•	Tape System Reliability – Crossroads has leveraged our tape device interfacing expertise to create a real-time, comprehensive view of the tape drive, library and media. This capability allows us to proactively manage the physical data store such that issues which might cause long term damage or data loss can be more readily avoided, thus providing a highly reliable, long-term storage system.
•      Storage Archive Optimization – Crossroads has created a new way for an individual user to access files directly from tape, without the usual complexities and latency associate with tape storage. Our technology provides a simple, familiar interface for the user, requiring minimal training or unique knowledge on the user’s part to store and access, archive data from tape.
•	Seamless Scalability – Customer archive storage needs are rapidly growing, and Crossroads has created the ability to scale the size of the archive storage without requiring any customer downtime or reset. As their needs grow, storage capacity can scale by simply enabling a software license key.

Our Direction and Strategy

Our objectives are to enhance our reputation as a provider of data protection solutions, steadily increase our revenue, and drive our business towards profitability. To achieve our objective, we intend to focus on organic revenue growth. We are concentrating on meeting the needs of select OEM and strategic partners while controlling operating expenses. Additionally, we believe our renewed IP licensing campaign will contribute to our growth.

Our strategy is to deliver solutions into focused markets where data is critical to the ongoing operations of the business. In today's business environment, improving the productivity and efficiency of digital asset management has become a top priority for organizations worldwide. At the same time, the cost and complexity of managing vital information has risen exponentially. As a result of these opposing forces, we believe that many companies find themselves lacking the essential resources and expertise to adequately manage their information assets. Without an effective alternative, their data cannot be effectively shared and sufficiently protected. Our comprehensive data storage and protection solutions are designed to enable IT managers to easily and cost-effectively store, share, and preserve critical and non-critical data and to provide continuous access, while delivering replication for disaster recovery.

As a result of our research and development efforts, we have developed, and continue to enhance, a strong patent portfolio, something we believe gives us a sustainable competitive advantage. We have a unique and extensive knowledge of tape technology and have focused on protecting our IP through a licensing campaign. Licensing fees have been an ongoing component of our revenue since 2001. We maintain an active licensing program related to a group of patents we refer to as the ’972 patent family. These patents have been licensed to more than 50 leading storage industry providers. To date, our licensing campaign has brought in over $60 million in revenue. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. Some licensees have willingly negotiated a license to our patents. Others have taken a license as a result of litigation. Many cases have been settled quickly as we engage in business discussions with the opposing parties; however, this is not always the case. Litigants may pursue their defenses to greater lengths, which may require additional time and expense from both parties.

Our Current Revenue Sources and Products

We generate revenue from product sales and intellectual property licenses. Licensed companies using our technology agree to pay us either an upfront licensing fee, or a combination of upfront initial fees and on-going licensing fees for use of our ‘972 family of patents (“’972 patents”). IP licensing settlements sometimes include provisions to cross-license patents from other companies, further enhancing our IP assets and product capabilities. The ‘972 patents consist of 32 patents and pending patents and are primarily concentrated around access controls. Our products are mainly delivered as software via a hardware appliance. We also provide post contract support (“PCS”), and professional services. Our products include:

Products

•	StrongBox is a network-attached storage (NAS) appliance that delivers low cost data preservation with built in data protection;
•      SPHiNX is a virtual tape system that provides complete data protection to reduce the cost and complexity of data backup and disaster recovery;
•	ReadVerify Appliance (RVA) proactively monitors tape media usage and the overall health of tape resources; and
•      Fibre Channel (FC) Storage Bridges and Storage Routers offer connectivity and protocol conversion from the FC Storage Area Network (“SAN”) to Small Computer System Interface (“SCSI”) tape and disk storage device interfaces.

Intellectual Property

•	Intellectual property licensing applies to two distinct sets of patents. The 972 patent family has been the focus of our previous and current licensing campaigns, while the remaining (non-972) patents are currently under evaluation for future licensing opportunities.

Our non-972 patents have been assigned to a limited partnership controlled by an affiliate of Fortress Credit Co LLC (which we refer to, together with its affiliates, as Fortress) and are subject to a security interest granted to Fortress in connection with a secured credit agreement entered into with Fortress in July 2013. For more information, about this arrangement and the potential impact of the security interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements — Fortress Loan Transaction and Related Warrants,” as well as “Risk Factors — A default under our Credit Agreement with Fortress could cause a material adverse effect on our financial position” and “—We have transferred a significant portion of our intellectual property to a limited partnership that we do not fully control, and efforts by this partnership to generate revenues for us may not be successful”

StrongBox

StrongBox is a NAS appliance that delivers scalable data preservation while reducing the TCO for long-term data storage. It is software delivered as an appliance solution that attaches to a local network, delivering shared access to stored data. As data continues to grow at unprecedented rates, lowering the cost of data storage is an imperative. IT budgets are not increasing enough to keep up with fast-growing storage requirements. This creates a gap between storage capacity needed and the available budget. StrongBox solves this problem with a unique approach to leveraging the cost efficiency of tape with the simplicity and online data access of disk. As a standard Network Attached Storage (NAS) device StrongBox fits seamlessly into customers’ existing IT infrastructures, requiring no specialized software or proprietary applications. The solution provides the necessary data protection, data security, and online file access needed in a real-time business world, while driving down overall IT expenses for data preservation.

Different data sets have varying accessibility requirements. Most companies implement storage tiering in order to match data performance needs with the appropriate storage media at the most economical cost. Frequently accessed information, such as transactional data, may be stored on a high-performance storage tier, such as disk, flash or in the cloud. But, the operational costs of storing large volumes of infrequently accessed information with disk, flash or cloud make these solutions impractical. This is especially true for long-term data retention. Most businesses cannot afford to keep decades-old content on spinning disk, due to the operational costs of power and maintenance. Additionally, disk arrays are only supported for three to five years, requiring wholesale replacement multiple times over the life of the data. Comparatively, tape media leveraged by StrongBox has a 30-year life span and requires up to 90 percent less power.

More than 90% of business data is never accessed after it is first created, but it may be retained for legal or compliance reasons and still requires on-demand access. More frequently accessed data is critical to business success, and in many cases may be the core asset that enables a business, as is the case in the media and entertainment industry. These businesses must securely retain their data for long periods, and in some cases, indefinitely. Therefore, storing data on an accessible and low cost storage tier, such as tape, is ideal. With its NAS interface, StrongBox uniquely provides an easy to use solution that protects data and provides rapid retrieval when business demands it. Without StrongBox, data stored on tape is offline, difficult to manage and not accessible in real time, and thus fails to meet business requirements. StrongBox is the missing link that makes tape storage an ideal solution.

We believe StrongBox addresses a large and expanding market and provides a unique solution to significant customer problems. StrongBox empowers customers to keep all data protected and fully accessible while decreasing the amount of data on high-performance tiers, thus reducing overall data storage costs. Likewise, StrongBox is a compelling solution for our partners because it helps them improve the overall operational cost of an integrated, tiered data storage solution.

SPHiNX

SPHiNX is a virtual tape system (VTS) delivered to data center customers as an appliance. Virtual tape systems are disk-based appliances that present themselves to applications as standard tape libraries or tape drives. SPHiNX delivers a complete data protection solution while reducing the cost and complexity of data backup and disaster recovery. SPHiNX operates either as a stand-alone solution or as an enhancement to a customer’s existing tape library. Virtual tape systems were first introduced to the market in 1997. Since that time, the market has grown to more than $1B. Our product addresses a sub-set of the total market, and is primarily focused on IBM and HP mid-range server environments.

Customers purchase SPHiNX because they need to reduce the amount of time it takes to backup and restore data. IT administrators are keenly aware of the demands placed on them to quickly restore data in the event of data loss. Stakeholders are not satisfied with long wait times for lost files to be recovered. SPHiNX enables customers to quickly restore data, meet recovery point/time objectives (RPO/RTO), and satisfy service level agreements (SLAs).

We deliver value by simultaneously supporting multiple host operating systems, an important feature for IT administrators. SPHiNX improves efficiency by allowing IT administrators to consolidate backups from multiple servers to one destination, where previously each server required a dedicated physical tape library for backups. Because SPHiNX integrates with leading backup management applications and other appliances, and can therefore be seamlessly deployed into existing environments, IT administrators do not have to reconfigure their infrastructure for SPHiNX and can simply deploy our non-intrusive solution that optimizes existing resources, delays additional capital expenses, and reduces operational costs.

A key benefit of SPHiNX is that it can be used in a variety of ways to meet specific customer challenges. The primary way our customers use SPHiNX is as a tool to streamline backups, reduce risk of data loss, and save money. Since SPHiNX is a virtual tape system, it helps reduce the amount of physical hardware and operational costs needed to carry out critical backup processes. SPHiNX is also sometimes deployed is as a disaster recovery appliance, with a primary SPHiNX located onsite replicating to another SPHiNX at a secondary site. Data can be restored from the offsite SPHiNX instantly and transparently, over a wide area network, bringing business systems back online in a fraction of the time it would take when using physical tape.

SPHiNX is sold through strategic partners who have a customer base that matches our target buyer. These partners understand the market, and our sales and marketing efforts are centered on supporting their activities. SPHiNX meets a pivotal need for companies to reduce the risks and resources associated with data protection.

RVA

RVA’s proactive tape monitoring capabilities are a valuable tool for data center managers who need a way to monitor the health of their storage environment. We believe there are no stand-alone software competitors to the RVA in the market. There are storage system managers that monitor disk-based storage, but the RVA is unique in that it monitors tape drives, media and libraries. The RVA works across multiple libraries and different manufacturers as well as providing richer-content trending analysis and reporting details.

We continue to pursue OEM and strategic partner relationships for our products and services. As one of the few storage software companies with deep tape-based knowledge, we offer solutions that can augment the offerings of larger suppliers without competing directly with their products.

Principal Markets and Distribution Channels, Marketing and Customers

We employ an OEM and strategic partner distribution strategy as a way to leverage our resources. We have recently adjusted our distribution strategy to focus on a smaller number of partners who have the potential to sell large quantities of our products, perform installation, and offer certain levels of ongoing support. Our approach is to work with partners who offer our products as part of an overall data protection and preservation solution to their customers. Our sales force is responsible for managing key OEM and strategic partner relationships. End user customers include small businesses, government agencies and large, multinational corporations. Our customers also include parties that we have entered into contracts with for the use of our patented technology through our licensing campaign. Our sales are concentrated with several key customers. In fiscal year 2013, sales to our top three customers represented 67.5% of revenue and 69.7% of revenue in fiscal 2012.

A large portion of our revenue comes from either our licensing campaign or OEM relationships. OEM relationships require several years to mature and must be considered in our time to market requirements. We are party to a software license and distribution agreement with HP whereby we license to HP certain software products and intellectual property rights for use in HP’s products. HP pays us royalties and support fees pursuant to contractual formulas in the agreement. Sales to HP, which include IP license revenue, comprised 45.0% of revenue in fiscal 2013, compared to 49.1% of revenue in fiscal 2012.

In August, we announced an OEM relationship with FUJIFILM Recording Media U.S.A, Inc. where Crossroads allows Fujifilm to private label the Crossroads StrongBox product. Crossroads and Fujifilm began their strategic alliance in June 2009 through an agreement to offer Crossroads' storage technologies to Fujifilm's customers. The private label relationship is designed to allow FujiFilm to offer its customers the StrongBox appliance and technology for seamless integration with FujiFilm’s Permivault, a cloud based storage service.

Competition

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, research and development and sales and marketing resources. From a customer and partner perspective, key competitive factors include product features, reliability, scalability, simplicity, and price. The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure.

StrongBox

Since StrongBox is a disk and tape solution, it may face competition from both disk and tape vendors. Often, companies use disk for archiving, but as data grows quickly, disk storage is becoming too expensive to scale and manage. Thus, StrongBox is a lower-cost alternative to expanding disk storage.Disk based storage solutions compete with StrongBox for market share. Companies such as EMC Corporation, IBM, Hitachi Data Systems, Data Direct Network, and NetApp, Inc. are competitors. However, we can also partner with these same providers in cases where customers require lower-cost, long-term storage tiers in conjunction to high-performance disk systems. This cooperative competition occurs mostly in large data environments where the customer is defining the solution. In smaller data environments, there are a variety of competitors including Amplidata, Rorke Data, Active Storage and Aberdeen. In this space, customers typically choose between StrongBox and the competitor’s product. Our competitive advantage is based on price, long-term reliability and the built-in StrongBox data protection which disk-based solutions cannot deliver.

There are LTFS tape-based solutions that leverage disk caching similar to StrongBox. These include solutions offered by companies like IBM, Quantum, and Cache-A; however, they are generally targeted to single-system, non-enterprise environments. We believe that none of them provide the ability for multiple users to write and read from the system simultaneously, without compromising performance. It is possible that we might compete at the very low end of this space; however, we believe the features and functionality that StrongBox provides far outweigh the few thousand dollars difference in customer cost. Furthermore, StrongBox offers customers a non-proprietary way to preserve and manage data. In this case, non-proprietary refers to the fact that StrongBox offers customers a way to access their data without the need for proprietary software. This is a key feature desired by our customers and valued by our OEMs and strategic partners. With StrongBox, our customers avoid what is known as ‘vendor lock-in,’ a term describing how some customers are trapped by a vendor because data is only accessible if used with certain proprietary software.

SPHiNX

Our SPHiNX product competes with traditional providers of tape-based storage systems, such as Oracle, IBM, HP and Quantum Corporation. We also compete with other virtual tape storage companies such as TSI, Falconstor Software Inc. and EMC. Some of our competitors sell, or have announced plans to sell, products and services to connect, protect and secure business-critical data that compete directly with our offerings.

RVA

The main competitor for RVA is the built-in tape monitoring features that often come with enterprise libraries. There are storage system managers that monitor disk-based storage but the RVA is unique in that it monitors tape drives, media and libraries. There are other tools that some of the tape library manufacturers provide such as those provided by SpectraLogic and Oracle; however, those solutions only work within a single library and only for their library. The RVA works across multiple libraries and different manufacturers as well as providing richer-content trending analysis and reporting details.

Employees

As of October 31, 2013, we had 48 employees. Of the total employees, 14 were engaged in sales, marketing, and business development; 22 in research and development; and 12 in general and administrative, support and operations functions. None of our employees are represented by a labor union, and we consider current employee relations to be good.

 Research and Development

We incurred research and development costs of $11.4 million and $10.5 million in fiscal 2012 and 2013, representing 81.5% and 82.9% of net revenue, respectively. In fiscal 2013, we continued to augment our product lines by providing feature enhancements to our software and hardware platforms.

Our plans for fiscal 2014 include enhancements across our product lines. Particular areas of focus are the introduction of the next generation StrongBox product. During fiscal 2013, we implemented a cost cutting initiative, which included a reduction in force. Research and development headcount was reduced by 56 employees, from 78 to 22.

Environmental Compliance

Our business involves purchasing finished goods as components from different vendors and then assembling and configuring these components into finished products at our facilities. Accordingly, we are not involved in the actual manufacturing of components, which can often involve significant environmental regulations with respect to the materials used, as well as work place safety requirements. Our operations and properties, however, do remain subject in particular to domestic and foreign laws and regulations governing the storage, disposal and recycling of computer products. For example, our products are subject to the European Union’s Directive 2002/96/EC Waste Electrical and Electronic Equipment and Directive 2002/95/EC on Restriction of the use of Certain Hazardous Substances in Electrical and Electronic Equipment. To date, we have not been the subject of any material investigation or enforcement action by either U.S. or foreign environmental regulatory authorities. Further, because we do not engage in primary manufacturing processes like those performed by our suppliers who are industrial manufacturers, we believe that costs related to our compliance with environmental laws should not materially adversely affect us.

Legal Proceedings

We filed a lawsuit in November 2012 against Addonics, Inc., Crossroads Systems, Inc. v. Addonics Technologies, Inc.; Civil Action No. 1:12-CV-1090-SS (W.D. Tex - Austin Division), alleging infringement by the defendants of U.S. Patent Nos. 6,425,035 and 7,934,041. This case was settled during March 2013, and has been dismissed.

We filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill.  Dot Hill has filed a motion to dismiss and Crossroads has filed its response.  The action is pending.

We filed a lawsuit on October 7, 2013 against Oracle Corporation alleging infringement by Oracle Corporation of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc., v. Oracle Corporation; Civil Action No. 1:13-CV-895-SS (W.D. Tex., Austin Division)).   Oracle has not yet answered the complaint.  The action is pending.

We filed a lawsuit on November 26, 2013 against Tandberg Data Corporation alleging infringement by Tandberg Data Corporation of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Tandberg Data Corporation; Civil Action No. 1:13-cv-01026-SS (W.D. Tex., Austin Division)).  Tandberg Data has not yet answered the complaint.  The action is pending.

We filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)).  Huawei has not yet answered the complaint.  The action is pending.

We filed a lawsuit on November 26, 2013 against Dell Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:13-cv-01023-SS (W.D. Tex., Austin Division)).  Dell has not yet answered the complaint.  The action is pending.

The above lawsuits seek monetary damages and injunctive relief for the alleged infringement of our intellectual property.

In addition to the above lawsuits, from time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results or financial condition.

Properties

We lease approximately 37,800 square feet of office space in Austin, Texas, which serves as our principal executive offices, laboratory, data center and administrative space. The original lease was effective October 31, 2005, and the term of the lease expires in February 2015. Under the term of the lease, we pay rent of approximately $381,000 per year. We are reviewing alternatives to reduce or sublease a portion of our office space. We also lease a 1,163 square foot sales office in Schwabisch Gmund, Germany. The lease is a month-to-month term, with a 3 month notice of termination clause, and we pay rent of approximately $15,500 per year.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website at www.crossroads.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, our Standards of Professional Practice and Ethical Conduct, Code of Ethics for Senior Management and Financial Employees, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter may be accessed through the website. The Company’s website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Item 1A.	Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flows and our prospects could be harmed. In that event, the price of our securities could decline and you could lose part or all of your investment.

Risks Related to Our Business, Industry and Financial Condition

A default under our Credit Agreement with Fortress could cause a material adverse effect on our financial position.

We have two term loans (in the amount of $5 million each) with Fortress Credit Co LLC (which we refer to, together with its affiliates, as “Fortress”) pursuant to a credit agreement, which is secured by certain of our assets. We are required to satisfy certain financial and reporting covenants under the credit agreement, including a requirement to maintain a minimum of $1,500,000 of unrestricted cash at each month end. We previously had a credit facility with Silicon Valley Bank and paid off our Silicon Valley Bank credit facility with a portion of the proceeds of our July 2013 Fortress loans. We subsequently terminated the Silicon Valley Bank loan agreements.

If we default under our obligations under the credit agreement, Fortress could proceed against the collateral granted to them to secure that indebtedness or declare all obligations under the credit agreement to be due and payable. In certain circumstances, procedures by Fortress could result in a loss by us of all of our non-’972 patents, which are included in the collateral granted to Fortress. If any indebtedness under the credit agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

A large percentage of our sales come from a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top three customers in fiscal 2013 represented 67.5% of total revenue, and HP, our largest customer, represented 45.0% of our total revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. In addition, from time to time these customers have solicited, and may in the future solicit, bids from us and our competitors for products and services we are currently providing, which could reduce or terminate all or a part of our relationship with that customer. If we experience declines in revenue from any of our large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons. Merger and acquisition activity, such as the purchase of Data Domain by EMC, could increase the risk that large customers reduce or terminate their purchases of our products.

Many of our tape and disk products are primarily incorporated into larger storage systems or solutions that are marketed and sold to end users by our large original equipment manufacturer, or OEM, customers as well as our value added resellers (VARs), system integrators (Sis), and other strategic partners. Because of this, we have limited market access to these end users, limiting our ability to reach and influence their purchasing decisions. These market conditions further our reliance on these OEM and other large customers. Thus if they were to significantly reduce, cancel or delay their orders with us, our operations could be materially and adversely affected.

We derive most of our product sales revenue from sales of virtual tape servers, and if demand for these systems does not grow, our business, results of operations and financial condition may be harmed.

We derive most of our product sales revenue from sales of virtual tape servers and associated customer support and services. As a result, we are vulnerable to fluctuations in demand for these systems, whether as a result of competing technologies and products, the impact of the continuing weakening of U.S. and global economic conditions, decreases or delays in corporate spending for information technologies, product obsolescence, lack of customer acceptance, technological change, customer budgetary constraints or other factors. If demand for our systems does not grow, our business, results of operations and financial condition would be harmed.

We face significant competition and expect this competition to intensify, which could prevent us from increasing our revenue, reduce our gross margins and result in the loss of market share.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter. Currently, we face competition from traditional providers of tape-based storage systems as well as a number of established storage companies that offer a variety of different disk-based storage products. Some of our strategic partners currently market products and services that compete with our products. We also compete with a number of emerging hardware and software companies that may become more significant competitors in the future. In addition, at the low-end of our product line, we may compete with other hardware or software providers that incorporate data storage and protection capabilities in their products. New competitive offerings have been recently announced or introduced in our marketplace by our competitors, and we anticipate additional offerings by our competitors may be announced or introduced in 2014. Further, many of our competitors have substantially greater financial, sales and other resources than we do and may in some cases benefit from lower costs than we do. In some cases, they also have more recognizable brands than our own.

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

•	the amount of time needed for technical evaluations by customers;
⋅	customers’ budget constraints and changes to customers’ budgets during the course of the sales cycle;
•	customers’ internal review and testing procedures;
⋅	the timing of product releases or upgrades by us or by our competitors;
•	our engineering work necessary to integrate a storage solution with a customer’s system;
⋅	the complexity of technical challenges that need to be overcome during the development, testing or qualification process for new products or new customers;
•	fluctuations in our IP revenue;
⋅	meeting unique customer specifications and requirements; and
•	difficulties by our customers in integrating our products and technologies into their own products.

Our product revenue is difficult for us to predict since it is directly affected by the timing of orders. In addition, our operating expense levels are based, in part, on our expectations as to future sales. As a result, if sales levels are below expectations, our operating results may be disproportionately affected. We cannot assure you that our sales will not decline in future periods.

Some of our revenue is subject to the pricing policies of our customers over whom we have no control.

We have no control over our customers' pricing of their products and there can be no assurance that licensed products will be competitively priced or will sell in significant volumes. One important requirement for licensed technology is that for any premium charged by our customers in the price of their products utilizing our licensed technology over alternatives to be reasonable in comparison to the perceived benefits of the products. If the benefits of our technology do not match the price premium charged by our customers, the resulting decline in sales of products incorporating our technology could harm our operating results.

Our products handle mission-critical data for our customers and are highly technical in nature. If customer data is lost or corrupted, or our products contain software errors or hardware defects, we could have product liability exposure and our reputation and business could be harmed.

Our products are involved in storing and replicating mission-critical data for our customers. The process of storing, protecting and replicating that data is highly technical and complex. If any data is lost or corrupted in connection with the use of our products, our reputation could be seriously harmed and market acceptance of our products could suffer. In addition, our products have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our products may only be discovered after a product has been installed and used by customers, which could increase our support costs, reduce our margins and harm our reputation among our customers. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products.

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

Focusing our business model on leveraging OEM and strategic partners with respect to sales of the StrongBox® product and intellectual property monetization may not result in anticipated benefits.

As we announced in 2013, we undertook a significant reduction in force and are focusing our strategy primarily on leveraging OEM and strategic partners with respect to the Crossroads StrongBox® product and are also focusing our efforts on realizing the value of our intellectual property. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. In particular, these new strategies may not have the business success that we hope for and our reduction in force may not ultimately result in the cost savings that management anticipates. Our strategy may place increased demands on our personnel and could adversely affect our ability to attract and retain talent, and to perform our accounting, finance and administrative functions. If we do not manage these risks successfully, our business and operating results will be adversely affected.

If we lose key personnel or are unable to attract and retain qualified personnel on a cost-effective basis, our business would be harmed.

Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales and research and development departments. Our dependence on attracting and retaining qualified personnel is particularly significant in light of our recent reduction in force announced in October 2013. Following that reduction in force, we have less redundancy and excess capacity in our workforce, which heightens the risks and potential negative consequences that could result from the departure of certain key management, technical or sales personnel that we may have difficulty replacing.

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

In the year ended October 31, 2013, we derived approximately 7.2% of our revenue from international customers. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;
⋅	our executive officers’ lack of proximity to the international activities being managed and the inherent limitations of cross-border information flow;
•	the management of our relationships with distributors outside the United States, whose sales and lead generation activities are very important to our international operations;
⋅	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;
•	tariffs and trade barriers and other regulatory limitations on our ability to sell our products in certain foreign markets;
⋅	increased exposure to foreign currency exchange rate risk;
•	potential exposure to adverse tax consequences;
⋅	shortages in component parts and raw materials;
•	import and export and trade regulation changes that could erode our profit margins or restrict our ability to transport our products;
⋅	the burden and cost of complying with foreign and U.S. laws governing corporate conduct outside the U.S.;
•	potential restrictions on the transfer of funds between countries;
⋅	import and export duties and value-added taxes;
•	natural disasters, including earthquakes, typhoons and tsunamis;
⋅
increased exposure to possible violations of U.S. laws regulating the export of our products, and to other U.S. and foreign laws affecting the conduct of business globally such as product certification, environmental and waste management and data privacy laws;

•	reduced protection for intellectual property rights in some countries; and
⋅	political and economic instability.

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

For the years ended October 31, 2012 and 2013, we recorded net losses of approximately $10.7 million and $12.1 million, respectively. We may incur additional losses in future periods. We expect to make significant expenditures related to the development of our business. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. In addition, continued losses may cause us to undertake cost reduction plans. If we undertake cost reduction initiatives or restructuring plans, these plans may adversely impact our operations, may cause us to recognize restructuring or other charges and may not result in our realizing any or all of the anticipated benefits of these plans.

If we fail to manage growth effectively, our business would be harmed.

We have restructured our operations significantly since inception and anticipate that further changes of our operations and headcount may be required. Our operating structure has changed recently, and any changes or future growth will place significant demands on our management, infrastructure and other resources. To manage any future change, we will need to hire, train, integrate and retain a number of highly skilled and motivated employees. We will also need to continue to improve our financial and management controls and reporting systems and procedures. We could encounter delays or difficulties in implementing any of these systems. If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support any future growth, and if we do not effectively manage the associated increases in expenses, our business, results of operations and financial condition would be harmed.

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

Our business and operating results may be harmed if we undertake any restructuring activities.

From time to time, we may undertake to restructure our business, such as the reductions in our workforce that we announced during 2013. There are several factors that could cause a restructuring to have an adverse effect on our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, the deliveries to our customers and other aspects of our business. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Loss of sales, service and engineering talent, in particular, could damage our business.

Any restructuring would require substantial management time and attention and may divert management from other important work. Employee reductions or other restructuring activities also cause us to incur restructuring and related expenses such as severance expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense

Recent turmoil in the financial markets and the global economic conditions have adversely affected and may continue to adversely affect our industry, business and gross margins.

The challenging economic conditions in the U.S. and world economic markets and the future economic environment may continue to be significantly less favorable than those of recent years. Our business depends on the overall demand for information technology, in particular for data storage and protection products for backup storage and network-based disaster recovery. Information technology spending has historically declined with worsening general economic and market conditions, and we believe the economic conditions previously caused our customers to significantly reduce or delay their information technology purchases and that these reductions and delays negatively impacted demand for our products and services and our business. If the U.S. and global economic conditions worsen and if our customers believe economic conditions will not improve or a downturn will occur in the foreseeable future, then our customers may continue to significantly reduce their information technology budgets and may decrease their demand for our products and services.

As a result of this economic slowdown and the ongoing tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued global economic conditions may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations.

The global economic conditions may not only cause our customers to significantly reduce or delay their information technology budgets, which would negatively impact demand for our products and services, but may also result in:

•	increased price competition for our products, not only from our competitors, but also as a result of our customers’ or potential customers’ utilization of inventoried or underutilized products, which could put additional pressure on our near term gross profits;
•      risk of excess or obsolete inventories;
•	excess engineering capacity and higher associated overhead costs as a percentage of revenue; and
•      more limited ability to accurately forecast our business and future financial performance.

As a result of the recent and ongoing economic conditions, we may face new risks that we have not yet identified. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration.

Litigation, Regulation and Business Risks Related to our Intellectual Property

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property rights and make other claims, which could broadly impact our intellectual property rights, distract our management and cause substantial expenses and declines in our revenue and stock price.

The success of our business depends on sustaining or growing our royalty and contract revenue and the failure to achieve such revenue may lead to decline in our results of operations.

Our revenue increasingly consists of patent and technology license fees paid for access to our patents and developed technology and development and support services provided to our customers. Our ability to secure the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. If we do not achieve our revenue goals, our results of operations could decline.

We have transferred a significant portion of our intellectual property to a limited partnership that we do not fully control, and efforts by this partnership to generate revenues for us may not be successful.

In July 2013, we entered into a credit agreement and a related intellectual property transaction with Fortress Credit Co LLC (which we refer to, together with its affiliates, as “Fortress”), which is an affiliate of Fortress Investment Group LLC (the Fortress Transactions). In connection with the Fortress Transactions, we transferred substantially all of our patents, other than our ’972 patent family, to a limited partnership KIP CR P1 LP (which we refer to as the partnership) of which we are a limited partner and of which an affiliate of Fortress is the general partner. The partnership now controls 109 pending or granted non-’972 patents. There was no licensing activity during fiscal year 2013 associated with these patents.

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

The partnership poses risks not otherwise present when we alone seek to monetize our intellectual property, for example:

•	Fortress, as the general partner, may not decide to take, or decide not to take, actions that we believe to be in our best interest;
⋅	we may incur liabilities as a result of actions taken, or not taken, by the partnership and by Fortress;
•	we may be required to devote significant management time to the requirements of and matters relating to the partnership, including litigation and licensing matters, as well management of the partnership relationship;
⋅	any strategy or other disputes between us Fortress may result in delays, expenses or operational impasses; and
•	while we have retained a fully paid-up, royalty-free, worldwide, non-transferable, non-exclusive license to use the assigned patents, these patents are now owned by a third party not under our control, and will remain as such unless and until we are able to buy out Fortress’s interest in the partnership described below.

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

Some of our revenue comes from our licensing program. The loss of, or a significant reduction in, licensing revenue could materially and adversely affect our business, financial condition and operating results.

Our IP licensing revenue for the year ended October 31, 2013 was $1.5 million, or approximately 12.0% of revenues. If we experience declines in revenue from our licensees, as a result of economic conditions, customers’ business performance, or otherwise, we could be materially and adversely affected.

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

We operate in a rapidly evolving industry and changes in existing technologies or the emergence of new products or technologies could reduce demand for our products and significantly harm our business.

The data storage market is characterized by rapid technological change, frequent product introductions, new protocols, evolving industry standards, consolidation among our competitors, suppliers and customers and evolving customer preferences. The introduction of new products by our competitors or us, or new entrants into the storage market, could render our existing products obsolete or uncompetitive. Additionally, changes in existing technologies could cause demand for our products to decline. For example, if changes in technology result in a significant reduction in the price for hard disk drives, enterprises may not need to utilize information security, data protection, information assurance, business information assurance, business continuity, disaster recovery, data privacy, risk management, fraud prevention, corporate governance and regulatory compliance products or services. One or more new technologies also could be introduced that compete favorably with our products or that cause our products to no longer be of significant benefit to our customers. In addition, because our products work with enterprise backup software applications to transfer and store data in the storage environment, we are dependent on enterprises’ use of these applications for data protection and disaster recovery purposes. If enterprises adopt products or technologies that enable them to protect and recover their data, demand for our products and services would be reduced significantly.

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

To compete effectively, we must continually improve existing products and introduce new ones. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

•	we will introduce new products in the timeframe we forecast;
⋅	we will not experience technical, quality, performance-related or other difficulties that could prevent or delay the introduction and market acceptance of new products;
•	our new products will achieve market acceptance and significant market share, or that the markets for these products will continue or grow as we have anticipated;
⋅
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

The inability of our products to interoperate with backup software applications would cause our product and licensing business to suffer.

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

We deliver some of our products, both through our resellers and directly to end-users, installed on third party hardware. If the hardware does not function properly, our support costs will go up. We will have to arrange or pay for the repair or replacement of the broken hardware and we may have to increase the size of our support operations. Hardware reliability issues could also result in reputational harm to our company and could cause resellers and end-users to refuse to make purchases from us, even if our software products function properly.

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

We may not prevail in our litigation proceedings, which could cause us to incur significant legal expenditures without any related revenue.

We currently and in the past have initiated litigation for the infringement of certain of our patents. As with any litigation, the outcome is uncertain, and although we intend to vigorously pursue our claims, there are no guarantees that we can protect our intellectual property rights in our current litigation or prevent the unauthorized use of our technology in the future. The litigation will be lengthy and costly. Additionally, unintended consequences of our litigation may adversely affect our business, including, without limitation, that we may have to devote significant time and financial resources to pursuing the litigation, that we may become subject to counterclaims or lawsuits and that the expenses of pursuing the litigation could increase based upon new developments. In addition, if we do not prevail in our patent litigation, the consequences could involve the circumvention or invalidation of our patents, which could have a material adverse effect on our ongoing licensing program and our ability to enforce our existing licenses. These and other factors not currently known to or deemed material by management, could have a material and adverse impact on our business, prospects, liquidity and results of operations.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear other cases. As a result, it is sometimes difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend toward increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

New legislation, regulations or court rulings related to enforcing patents could adversely affect our business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business and operating results. This, in turn, could reduce the value of our patents. For example, limitations on the ability to bring patent enforcement claims, limitations on the number of defendants that can be joined in a single patent litigation, limitations on potential liability for patent infringement, lower evidentiary standards and new procedures for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, and other similar developments could negatively affect our ability to assert our patent rights successfully, decrease the revenue associated with asserting or licensing our patent rights and increase the cost of bringing patent enforcement actions. Any of these events could result in a material adverse effect on our business and operating results.

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

Developing our products is expensive, and our investment in product development may involve a long investment return cycle. For the year ended October 31, 2013, our research and development expenses were approximately $10.5 million, or approximately 82.9% of revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as computer viruses or terrorism.

Our headquarters facilities contain redundant power supplies and generators. However, our domestic and foreign operations, and the operation of our strategic and OEM partners, VARs, SIs and others, remain susceptible to fire, floods, tornadoes, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or delay the manufacture and shipment of our products, our business would be harmed.

We are dependent on a variety of IT and telecommunications system for product sales and licensing and any failure of these systems could adversely impact our business and operating results.

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

Risks Related to Capitalization Matters and Corporate Governance

The share price of our common stock has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these risk factors and elsewhere in our reports and other documents filed with the Securities and Exchange Commission, factors that may cause volatility in our share price include:

•	our ability to meet our working capital needs;
⋅	quarterly variations in operating results;
•	changes in financial estimates by us or securities analysts who may cover our stock or by our failure to meet the estimates made by securities analysts;
⋅	changes in market valuations of other similar companies;
•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, divestitures, strategic relationships or joint ventures;
⋅	additions or departures of key personnel;
•	any deviations in net sales or in losses from levels expected by securities analysts;

•	unfavorable legal or regulatory rulings associated with the enforcement of our IP rights;
⋅	the realization of any of the risk factors presented in this annual report; and
•	future sales of common stock.

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

On January 29, 2013, we received a notice from The Nasdaq Stock Market notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, and as of January 28, 2013 we did not meet the alternatives of market value of listed securities or net income from continuing operations. Our plan to address the deficiency included our March 2013 private placement. After our private placement, on April 2, 2013, Nasdaq notified us that we had regained compliance with the minimum stockholders’ equity standard.

On September 18, 2013, we received a letter from the Nasdaq Listing Qualifications Department indicating that we no longer complied with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market as a result of our stockholders’ equity of $(6.2) million as of July 31, 2013. Because we did not meet the alternatives of market value of listed securities or net income from continuing operations, we were not in compliance with the Nasdaq listing rules. As of October 31, 2013, the end of our most recently completed fiscal year, we were not in compliance with these requirements and had a stockholders’ deficit of $(7.9) million. Approximately $6.4 million of our stockholders’ deficit results from the required accounting treatment associated with our convertible preferred stock. The convertible preferred stock issued in our March 2013 private placement contains what is commonly known as a “full ratchet” anti-dilution provision. The full ratchet anti-dilution provision was not in effect until stockholder approval was obtained at our annual meeting of stockholders held on June 21, 2013. As such, prior to the receipt of stockholder approval the convertible preferred stock was accounted for as if such provisions were not in place. Following stockholder approval, as a result of the convertible preferred stock becoming potentially convertible into more shares of common stock than currently authorized as a result of the potential operation of the full ratchet anti-dilution provision, the convertible preferred stock was reclassified outside of permanent stockholders’ equity for the quarters ended July 31, 2013 and October 31, 2013. Upon the expiration of the full ratchet anti-dilution provisions on the one-year anniversary of the March 2013 private placement, we expect the convertible preferred stock to be reclassified back to permanent stockholders’ equity. However, the classification of the convertible preferred stock outside of permanent stockholders’ equity reduces our stockholders’ equity and negatively impacts our ability to satisfy the Nasdaq Capital Market’s minimum stockholders’ equity requirement for quarters ended after April 30, 2013 until the full ratchet anti-dilution provisions expire. This could result in further notices of non-compliance or proceedings to delist our common stock from the Nasdaq Capital Market.

We are currently evaluating various alternative courses of action to regain compliance. If our common stock is delisted from the Nasdaq Capital Market, your ability to transfer or sell your shares of the common stock may be limited and the market value of the common stock may be materially adversely affected as a result of lower trading volumes or trade delays. Further, delisting from Nasdaq, or even the issuance of a notice of potential delisting, would also result in negative publicity, adversely affect our ability to raise additional capital, adversely affect the market liquidity of our common stock, affect our ability to meet our liquidity needs and diminish investor, business partner and employee confidence.

We face a challenging liquidity environment and may require additional financing, which could be difficult to obtain on favorable terms or at all. Our failure to obtain necessary financing or doing so on unfavorable terms could adversely affect our results of operations.

We have historically relied on outside financing, cash flows from operations, and IP licensing and settlement revenue to fund our operations, capital expenditures and expansion. We currently face a difficult liquidity environment, and expect to require significant capital expenditures as we continue to introduce StrongBox into the marketplace. Expected revenue from our newly introduced StrongBox product has been slower to materialize than expected, as the selling cycle for StrongBox is longer than our other lines, limiting our cash provided by operations from sales of StrongBox. We also may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities.

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

We have recently experienced a change in our Chief Executive Officer and significant turnover in our board of directors. In April 2013, Steven Ledger, Chairman of the board of directors of the Company, and Joseph A. Hartnett, a director, each informed the board of directors that they would not stand for re-election at the 2013 Annual Meeting, and Richard K. Coleman, Jr. and Jeffrey E. Eberwein were elected as directors of the Company by the board of directors and later by stockholders at our 2013 Annual meeting. In May 2013, Robert C. Sims, our former President and Chief Executive Officer, ceased to be an officer or employee of the Company, and our board of directors appointed Richard K. Coleman, Jr., as our President and Chief Executive Officer, to serve on an interim basis, and in November 2013 appointed Mr. Coleman as our President and Chief Executive Officer. Also in May 2013, Elliott Brackett resigned from our board of directors. An additional member of our board was elected at our 2013 annual meeting, such that, on the date of our annual meeting, only one member of four-person board of directors was a director prior to April 2013. We cannot be certain that the changes in management and our board of directors will not lead to additional instability, lead to additional management departures or changes, affect our ability to hire or retain key personnel, affect the willingness of our current customers to continue to use our products or for new customers to purchase them, or otherwise negatively affect our business.

Our system of internal controls may be inadequate.

We maintain a system of internal controls in order to ensure we are able to collect, process, summarize, and disclose the information required by the Securities and Exchange Commission within the time periods specified. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Due to these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. If the internal controls put in place by us are not adequate or fail to perform as anticipated, errors could occur that would not be detected, which could require us to restate our consolidated financial statements, result in an adverse opinion on the effectiveness of our internal controls or require us to take other actions that will divert significant financial and managerial resources, as well as be subject to fines and/or other government enforcement actions. Furthermore, the price of our stock could be adversely affected and our investors could lose confidence in the accuracy and completeness of our financial reports.

We do not presently intend to pay any cash dividends on or repurchase any shares of our common stock and our ability to pay dividends is limited by law and our other financing arrangements.

We do not presently intend to pay any cash dividends on our common stock. The convertible preferred stock has the right to receive dividends that accrue at a rate of 5.00% annually, are payable on June 30 and December 31 of each year, and are payable, at our option, in cash or common stock with reference to the volume-weighted-average price of our common stock on its principle trading market.

Any payment of future dividends on our common stock will be at the discretion of the board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. In addition, our Credit Agreement with Fortress prohibits us from paying dividends, making distributions or payments or redeeming, retiring or purchasing any of our capital stock and our shares of convertible preferred stock have dividend rights that rank senior to our common stock and include a covenant limiting our ability to pay dividends while at least 20% of the currently issued convertible preferred stock is outstanding. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment.

The convertible preferred stock and warrants issued in our March 2013 private placement and the Fortress Transactions include anti-dilution protection and other provisions that could substantially dilute our common stockholders, reduce our stockholders’ equity, decrease the value of our common stock and inhibit our ability to raise capital on favorable terms.

The 4,231,154 million shares of convertible preferred stock outstanding and warrants to purchase 2,282,754 shares of common stock at an exercise price of $2.00 per share that were issued in our March 2013 private placement, as well as the warrants to purchase 1,454,545 shares of common stock at an exercise price of $2.0625 per share issued to Fortress in July 2013, have anti-dilution protection that could substantially increase the number of shares of common stock that may be issued upon the conversion of the convertible preferred stock and reduce the proceeds received by us upon the exercise of the warrants. If these anti-dilution provisions are triggered, as described below, our common stockholders could be substantially diluted and the value of our common stock could decline.

Our convertible preferred stock and warrants to purchase common stock issued in the March 2013 private placement and the Fortress Transactions contain what is commonly known as a “full-ratchet” anti-dilution provision. Subject to certain exclusions specified in the Certificate of Designation governing our preferred stock, which is filed as an exhibit with the Securities and Exchange Commission, if at any time prior to March 28, 2014, we issue or are deemed to issue any additional shares of common stock at a lower per-share price than the per-share conversion price of the convertible preferred stock, initially $2.0625 per share, then the applicable per-share conversion price of the convertible preferred stock will be automatically reduced to the lower per-share price for such subsequent issuance or deemed issuance of common stock regardless of the number of shares issued in such subsequent issuance or deemed issuance. Similarly, if at any time prior to March 28, 2014, we issue or are deemed to issue any additional shares of common stock at a lower per-share price than the applicable per-share exercise price of the warrants issued in the March 2013 private placement, then the per-share exercise price of the warrants, initially $2.00 per share, will be automatically reduced to the per-share price of such subsequent issuance or deemed issuance of common stock. Subject to stockholder approval, if at any time prior to July 22, 2014, we issue or are deemed to issue any additional shares of common stock at a lower per-share price than the applicable per-share exercise price of the warrants issued to Fortress, then the per-share exercise price of the Fortress warrants, initially $2.0625 per share, will be automatically reduced to the per-share price of such subsequent issuance or deemed issuance of common stock. The “full-ratchet” anti-dilution adjustment provisions will expire on the earlier of (1) March 28, 2014, in the case of the March 2013 warrants, and July 22, 2014, in the case of the Fortress warrants, or (2) the date we file a report on Form 10-K or 10-Q reporting a positive earnings per share for the preceding quarter. This “full ratchet” anti-dilution adjustment essentially has no lower limit and can be triggered by the issuance of even one non-exempt share.

In addition, the full-ratchet anti-dilution provision in our convertible preferred stock results in its reclassification outside of permanent stockholders’ equity for the year ended October 31, 2013 until such provision expires. The classification of the convertible preferred stock outside of permanent stockholders’ equity reduces our stockholders’ equity, which may cause the value of our common stock to decline.

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

Our convertible preferred stock contains covenants preventing us from taking certain actions without the approval of the holders of a majority or a super-majority of the convertible preferred stock, depending on the action as described below. The need to obtain the approval of holders of our convertible preferred stock before taking these actions could impede our ability to take certain actions that management or our board of directors may consider to be in the best interests of our stockholders.

For as long as at least 20% of the shares of our convertible preferred stock issued in our March 2013 private placement are outstanding, we may not take any of the following actions, among others, without first obtaining the approval of the holders of at least a majority of the shares of convertible preferred stock then outstanding:

•	create a new class or series of equity securities or any other security convertible into equity securities ranking senior or pari passu to the convertible preferred stock with respect to voting, dividends, or liquidation rights;
⋅	amend, alter, or repeal any of our governing documents in a manner materially adverse to our convertible preferred stock;
•	declare or pay a dividend or distribution on any securities, including our common stock, prior to the payment of the dividends required to be paid to holders of our convertible preferred stock; or
⋅
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
⋅
incur any new debt (including redeemable preferred stock), other than pursuant to our existing working capital relationship and trade debt incurred in the ordinary course of business; provided, however, that the foregoing restrictions will not apply to:

•	any assignment, conveyance, disposition, encumbrance, hypothecation, pledge, lease, sale, transfer or other disposition our intellectual property that (1) generates net proceeds of at least $3 million and (2) does not cause a material adverse effect on us or our current and anticipated operations including our StrongBox line of products, and
⋅	license arrangements entered into in the ordinary course of business.

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

Our executive officers and directors, together with our largest shareholders, beneficially own approximately 18.9% of our common stock as of January 20, 2014. As a result, these persons may be able to exercise significant influence over the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our charter or bylaws and the approval of mergers and other significant corporate transactions.

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

As a part of our business strategy, we have in the past and may make acquisitions in the future. We may also make significant investments in complementary companies, products or technologies. If we fail to successfully integrate such acquisitions or significant investments, it could harm our business, financial condition and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

•	failure to realize anticipated savings and benefits from the acquisition;
⋅	difficulties in assimilating and retaining employees;
•	potential incompatibility of business cultures;
⋅	coordinating geographically separate organizations;
•	diversion of management’s attention from ongoing business concerns;
⋅	coordinating infrastructure operations in a rapid and efficient manner;
•	the potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
⋅	failure of acquired technology or products to provide anticipated revenue or margin contribution;
•	insufficient revenues to offset increased expenses associated with the acquisition;
⋅	costs and delays in implementing or integrating common systems and procedures;
•	reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
⋅	impairment of existing customer, supplier and strategic relationships of either company;
•	insufficient cash flows from operations to fund the working capital and investment requirements;
⋅	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	the possibility that we may not receive a favorable return on our investment, the original investment may become impaired or we may incur losses from these investments;
⋅	dissatisfaction or performance problems with the acquired company;
•	the assumption of risks of the acquired company that are difficult to quantify, such as litigation;
⋅	the cost associated with the acquisition; and
•	assumption of unknown liabilities or other unanticipated adverse events or circumstances.

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

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	the rights of the holders of our convertible preferred stock to elect up to two directors;
⋅	the rights of the holders of our convertible preferred stock to approve certain transactions and corporate actions;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
⋅
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
⋅	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	the requirement that a special meeting of stockholders may be called only by our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
⋅
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

For a discussion of our properties, please read “Business — Properties” in Part I, Item 1 of this report, which information is incorporated herein by reference.

Item 3.	Legal Proceedings

For a discussion of legal proceedings affecting us, please read “Business — Legal Proceedings” in Part I, Item 1 of this report, which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

 PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low sales prices for our common stock, which has been listed on the Nasdaq Capital Market for all periods presented.

	High	Low
Fiscal Year Ended October 31, 2013
Fourth Quarter	$1.76	$0.69
Third Quarter	$2.45	$1.55
Second Quarter	$2.49	$1.45
First Quarter	$3.55	$2.06

Fiscal Year Ended October 31, 2012
Fourth Quarter	$4.75	$2.70
Third Quarter	$6.38	$3.20
Second Quarter	$6.02	$4.70
First Quarter	$6.00	$4.70

On January 13, 2014, the last reported sale price of our common stock on the Nasdaq Capital Market was $2.37 per share. As of January 13, 2014, there were 12,712,781 shares of our common stock outstanding held by 167 holders of record.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors and stockholders had previously approved our 1999 Stock Option/Stock Issuance Plan and our 2010 Stock Incentive Plan. Except as listed in the table below, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of October 31, 2013 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,320,910	$2.71	496,820
Equity compensation plans not approved by security holders	-	-	-
Total	3,320,910	$2.71	496,820

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

Forward-Looking Statements

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

Forward-looking statements may include statements about:

•	our ability to implement our business strategy, including the transition from a hardware storage company to a software solutions and services provider;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	our expected future financial performance;
•	our expectations regarding our operating expenses;
•	our ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress;
•
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

Overview

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10K.

Product Focus

We are a global provider of data protection solutions and services. Through the innovative use of new technologies, we deliver customer-driven solutions that enable proactive data protection, advanced data preservation, optimized performance and significant cost-savings over current solutions.

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

We deliver our current offerings to the market as hardware appliances. This strategy allows us to use off-the-shelf hardware platforms, which can easily be customized to support specific original equipment manufacturer (OEM) or system integrator (SI) specifications. We believe this strategy provides us with low-cost, high performance options that can be quickly deployed with minimal disruption to customers while minimizing inventory and associated excess and obsolete costs.

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We mainly sell these products through a network of OEMs, SIs value-added resellers (VARs), and other strategic partners.

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property, or IP, licensees with go-forward royalties derived from the ‘972 patent family. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 50 leading storage industry companies. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our patents. Historically, these cases have generally been settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the fiscal year ended October 31, 2013 was $1.5 million, or approximately 12.0% of revenues.

In July 2013, we entered into a loan transaction with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC, which included the formation of a partnership controlled by Fortress to which we assigned all of our existing and issued patents and applications other than our patents in the ’972 family. This partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents, but we are unable to predict at this time when or if such efforts may commence or, if they do, whether they will be profitable. We also have the right, in connection with the repayment of the amounts due under the credit agreement and upon the payment of a pre-determined premium of $2 million (20% of the amount Fortress loaned to the Company), to buy out the Fortress partnership interest and return all of the rights to the assigned non-’972 patent rights to ourselves. We intend to periodically monitor and assess the viability and the value to us of such a buyout.

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

Key Financial Definitions

Revenue. Revenue consists of sales of hardware, software and services, as well as royalties we earn for products and the license of certain intellectual property. Our “product revenue” is composed of sales of our hardware products and software products sold to our network of strategic partners, including value added resellers, and original equipment manufacturers, as well as directly to end users. Our “IP license, royalty and other revenue” is derived from the licensing of intellectual property, royalty payments, and sales of service contracts.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 139 employees as of October 31, 2012 and 48 employees as of October 31, 2013. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Interest Expense. Interest expense consists of amounts charged by lenders related to interest on our line of credit and term loans, as well as the effective interest amortization of debt, which includes the amortization of financing costs, and the fair value of the Fortress warrants.

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

For arrangements with multiple elements entered into prior to November 1, 2010, we allocate revenue to the separate elements based on relative fair value, provided the fair value is known for all elements of the arrangement. If, in an arrangement, the undelivered elements have fair value, but the delivered element does not, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

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

Contracts to Modify or Customize Products

We have entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, we first look to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement. We then consider the appropriate recognition model for each accounting element based on the nature of the element and apply the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable. Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.  We recorded approximately $0.9 and $0.7 million as revenue for the years ended October 31, 2012 and 2013, respectively, and $0.5 million and $0.0 million as a reduction of research and development expense related to these contracts for the years ended October 31, 2012 and 2013, respectively.

Inventory

Our inventory is stated at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out method. Adjustments to reduce the carrying value of inventory to their net realizable value are made for estimated excess, obsolete or impaired balances. These adjustments are measured as the excess of the cost of the inventory over its market value based upon assumptions about future demand and charged to cost of revenue. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of the original cost basis or increases in the newly established cost basis.

Impairment of Long-lived Assets

We apply judgment when reviewing long-lived assets (“long-lived assets”) for impairment. We apply judgment when evaluating potential impairment indicators. Indicators we consider include adverse changes in the business climate that could affect the value of our long-lived assets, changed long-term economic outlook including downward revisions in our revenue projections, negative current events, decreases or slower than expected growth in sales of products and relative weakness in customer channels.

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

Stock-Based Compensation

Stock-based compensation expense can be significant to our results of operations, even though no cash is used for such expense.  In determining period expense associated with unvested options, we estimate the fair value of each option at the date of grant.  We use the Black-Scholes option pricing model to determine the fair value of the award.  This model requires the input of highly subjective assumptions, including the expected volatility of our stock and the expected term the average employee will hold the option prior to the date of exercise.  Expected volatility is based on historical volatility of Crossroads stock. The expected term represents an estimate of the time options are expected to remain outstanding based upon historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Actual results may differ substantially from these estimates. The variables used in the Black-Scholes calculation are listed below for the respective periods:

	Years ended October 31,
	2012	2013

Expected dividend yield	0%	0%
Expected volatility	69 - 71%	60 - 65%
Risk-free interest rate	0.7 - 1.0%	0.7 - 1.5%
Expected term (years)	6.1	4 - 5

Warrants

We have warrants to purchase common stock that are issued and outstanding and have been classified as either a liability or as equity in accordance with applicable accounting standards.  The terms of these warrants, in particular their anti-dilution provisions, are evaluated on an on-going basis to determine which classification remains appropriate.  If these equity warrants were classified as a liability obligation, then the warrants would be adjusted to fair value at each reporting period with the fair market adjustments being recorded to earnings.

Results of Operations

Year Ended October 31, 2013 Compared to the Year Ended October 31, 2012

Revenue.   Total revenue decreased $1.4 million, or 9.8%, to $12.6 million for the year ended October 31, 2013 from $14.0 million for the year ended October 31, 2012.

Product revenues for the year ended October 31, 2013 decreased $0.5 million, or 7.6%, to $5.4 million compared with $5.9 million for the year ended October 31, 2012 due to an decrease in sales volume of our RVA product of $1.8 million, primarily due to a lower level of OEM sales through Fujifilm, which in fiscal year 2012 included one material sale which did not carry over to fiscal year 2013. Sales volume of our SPHiNX product also decreased $0.5 million, due to decreased shipments by our OEM, HP.  The decreases were partially offset by an increase in StrongBox shipments of $1.9 million, due to increased product acceptance and twelve months of shipments in fiscal year 2013 compared to nine months of shipments in fiscal year 2012.

IP license, royalty and other revenue consists of the following for the years ended October 31, 2012 and 2013:

	Years Ended October 31,
	2012	2013
	(in thousands)
IP license revenue	$1,702	$1,520
HP royalty and PCS service revenue	4,618	3,881
PCS and other service revenue (non-HP)	1,823	1,821
IP license, royalty and other revenue	$8,143	$7,222

IP license, royalty and other revenues for the year ended October 31, 2013 decreased $0.9 million, or 11.3%, to $7.2 million compared with $8.1 million for the year ended October 31, 2012.

IP license revenue decreased $0.2 million as a result of one new IP licensing agreement during the year ended October 31, 2012, compared to no new agreements during the year ended October 31, 2013.  HP royalty and PCS service revenue decreased $0.7 million to $3.9 million for the year ended October 31, 2013, compared to $4.6 million for the year ended October 31, 2012 due to decreased shipments from HP reducing the amount of associated maintenance agreements.  PCS and other service revenue (non-HP) was consistent at $1.8 million for the years ended October 31, 2012 and 2013.

Cost of Revenue.   Cost of revenue increased $0.3 million, or 8.0%, to $3.2 million, for the year ended October 31, 2013 from $2.9 million for the year ended October 31, 2012.  Product costs for the year ended October 31, 2013 increased $0.2 million, or 21.0%, to $0.8 million compared with $0.6 million for the year ended October 31, 2012 as a result of increased shipments of StrongBox product, which has higher product costs to manufacture than our legacy software-only products.  IP license, royalty and other costs for the year ended October 31, 2013 increased $0.1 million, or 4.3%, to $2.4 million compared with $2.3 million for the year ended October 31, 2012 as a result of increased manufacturing spending.

Sales and Marketing.   Sales and marketing expenses increased $0.5 million, or 8.7%, to $6.9 million for the year ended October 31, 2013 from $6.4 million for the year ended October 31, 2012.  This increase was due to increased payroll related severance payments of $0.4 million, IT and occupancy allocations of $0.2, and tradeshow, travel, and travel related expenses of $0.2 million, partially offset by decreases of $0.2 million in stock based compensation, and decreases of $0.1 million in recruiting and relocation fees. Headcount in our Sales and Marketing departments decreased from 44 to 14, or 68% during the fiscal year ended October 31, 2013, primarily as a result of our reduction in force in October 2013.  We anticipate that sales and marketing expenses will decrease in absolute dollars, as we operate with fewer employees, and shift to a more focused OEM and strategic partner model.

Research and Development.    Research and development expenses decreased to $10.5 million for the year ended October 31, 2013 from $11.4 million for the year ended October 31, 2012.  The decrease of $0.9 million, or 8.2%, was primarily a result of (i) a decrease of $0.7 million in payroll, benefits and severance, (ii) a decrease of $0.4 million in stock based compensation, and (iii) a decrease of $0.3 million in recruiting and relocation expenses, offset by a decrease in customer reimbursed expenses.  Headcount in our Research and Development departments decreased from 78 to 22, or 72% during the fiscal year ended October 31, 2013.  The decrease in absolute dollars in the current year was a result of a reduction in force and to a lower level of new product development.  We anticipate that research and development expenses will decrease going forward, as the full fiscal year benefit of our cost reductions are realized.

General and Administrative.  General and administrative expenses increased $1.1 million, or 31.7%, to $4.7 million for the year ended October 31, 2013 from $3.6 million for the year ended October 31, 2012.  The increase was due to increases in payroll, benefits, and severance payments of $0.6 million, professional fees of $0.4 million, consulting and outside services of $0.1 million, and travel and entertainment of $0.1 million, offset by a decrease in stock based compensation of $0.1. Headcount for General and Administrative departments have decreased from 14 to 11, or 21% during the fiscal year ended October 31, 2013.  We expect the absolute amount of general and administrative expenses to be slightly lower going forward.

Amortization of intangible assets.  Amortization of intangible assets expenses decreased $0.1 million, or 100.0%, to $0 for the year ended October 31, 2013 from $0.1 million for the year ended October 31, 2012. The decrease was due to purchased technology that was fully amortized in the third quarter of 2012.

Interest expense.  Interest expense increased $0.7 million, or 277.2%, to $0.9 million for the year ended October 31, 2013 from $0.2 million for the year ended October 31, 2012. The increase was due to the $10 million Fortress loan we borrowed on in fiscal year 2013.  We paid interest only for the first six months of the outstanding term. Interest expense includes amortization of debt discount related to Fortress, in the amount of $0.4 million.

Change in value of derivative liability.  The change in value of derivative liability increased $1.5 million, or 100.0%, to $1.5 million for the year ended October 31, 2013 from $0 for the year ended October 31, 2012. The change is due to the periodic revaluation of the warrants issued in connection with the Series F preferred shares sold during fiscal year 2013.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations, our working capital needs as well as the repayment of our $10 million line of credit with Fortress. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash and cash equivalents provided by operations (including IP licensing) and customer reimbursed expenses, proceeds from the sale of our common stock or preferred stock, exercises of options or warrants. Expected revenue from our newly introduced StrongBox product has been slower to materialize than expected, as the selling cycle for StrongBox is longer than our other lines. This has created a challenging liquidity environment for us. We may require additional capital from equity or debt financings to fund our operations or respond to competitive pressures or strategic opportunities. We are currently evaluating various alternatives to monetize our intellectual property or other financing arrangements. We may not be able to secure timely additional financing on favorable terms, or at all.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Year Ended October 31,
	2012	2013
	(in thousands)
Net cash used in operating activities	$(8,449)	$(12,144)
Net cash provided by (used in) investing activities	2,456	(333)
Net cash provided by financing activities	5,557	13,371
Net (decrease) increase in cash and cash equivalents	(441)	900
Cash and cash equivalents, end of period	6,895	7,795

Net cash used in operating activities increased from approximately $8.4 million in the year ended October 31, 2012 to approximately $12.1 million in the year ended October 31, 2013 due to increased losses for the year ended October 31, 2013.  Losses increased due to increased general and administration and sales and marketing expenses, while revenue decreased. Non-cash items included in net loss for 2013 amounted to $0.7 million, compared to $2.5 million for 2012.  The primary change was the gain on change in derivative liability valuation during 2013.  The increase in net cash used in operating activities was also a result of cash paid for prepaid expenses and other assets, primarily due to fees associated with our debt financing and our directors and officers insurance.  Payment made for accrued expenses also negatively affected operating cash flows.  This was partially offset by increased collections of accounts receivable.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts.  Net cash used by investing activities was approximately $0.3 million in the year ended October 31, 2013 compared to $2.5 million of net cash provided by investing activities during the year ended October 31, 2012.  In the year ended October 31, 2013 purchases of property and equipment was $0.3 million.  Included in the year ended October 31, 2012 are maturities of short term investments of $3.4 million, net offset by purchases of property and equipment of $1.0 million.

Cash flows provided by financing activities in the year ended October 31, 2013 was $13.4 million, compared to cash provided by financing activities in the year ended October 31, 2012 of $5.6 million. We sold convertible preferred stock in the second quarter of 2013 resulting in proceeds of $7.3 million, net of expenses. We also drew $0.6 million on a bridge loan, which was converted into our convertible preferred stock and borrowed $9.7 million, net of fees on our line of credit with Fortress Credit Co LLC. We repaid the full $4.3 million of debt owed to Silicon Valley Bank during the year ended October 31, 2013 as well. For the year ended October 31, 2012, the sources of cash were $3.0 million drawn on our term loan with Silicon Valley Bank, while repaying $0.7 million of debt to Silicon Valley Bank, and $3.2 million of proceeds from the issuance of common stock.

Financing Arrangements

Fortress Loan Transaction and Related Warrants. Effective July 22, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (such affiliates collectively, “Fortress”) that provides for aggregate term loan commitments of up to $10 million, consisting of a term loan A (“Term Loan A”) in the principal amount of $5 million and a term loan B (“Term Loan B” and, together with Term Loan A, the “Term Loans”) in the principal amount of $5 million. We drew down the full $10 million of both Term Loans on July 24, 2013. The obligations of the Company under the Credit Agreement are secured by, among other things, substantially all of the assets of the Company.  In connection with our entry into this loan transaction with Fortress, we transferred 109 pending or granted non-’972 patents, which constitute substantially all of our patents other than those relating to the Company’s ’972 patent family, to a limited partnership of which we are a limited partner and of which an affiliate of Fortress is the general partner. The limited partnership concurrently provided the Company a non-exclusive license to the assigned non-’972 patent rights for the life of such patents, subject to earlier termination if we undergo an insolvency event.

Term Loan A will mature on July 22, 2016 and Term Loan B will mature on February 1, 2016. The outstanding principal balance of the Term Loans will bear interest at 10.0% per annum. Term Loan A requires payments of interest only until August 1, 2014, with the principal to be repaid in 24 equal monthly payments beginning on that date together with accrued interest. Term Loan B requires payments of interest only for six months after it is initially drawn, with the principal to be repaid in 24 equal monthly payments beginning on the first day of the month that is seven months after the date Term Loan B is initially drawn, together with accrued interest. The Company may prepay all or any part of the Term Loans at any time.

Under the Credit Agreement, we are subject to certain customary affirmative covenants, including, but not limited to, the obligations of the Company to deliver financial statements to Fortress, provide certain information and notices to Fortress, discharge all taxes, maintain good standing and governmental authorizations, maintain its properties and maintain insurance. The Company, Crossroads Systems (Texas), Inc., a wholly owned subsidiary of the Company (“Crossroads Texas”), and the limited partnership described above are also subject to certain customary negative covenants, including, but not limited to, limitations on dispositions, changes in the nature of business, mergers or acquisitions, distributions, investments and transactions with affiliates.

The Credit Agreement also contains certain covenants that generally protect the collateral granted to Fortress and the patents and patent rights of the Company, Crossroads Texas and the limited partnership. The Company is also subject to certain financial covenants, including (i) a requirement to maintain a minimum of $1,500,000 of unrestricted cash at each month end; (ii) a prohibition on making any cash dividend payments or distributions to any of its equity security holders other than dividends payable with respect to the Company’s presently issued and outstanding 5% Series F Convertible Preferred Stock (described below) and any additional shares of preferred stock issued pursuant to the transaction documents currently in effect pursuant to which the presently issued and outstanding shares of 5% Series F Convertible Preferred Stock were issued; and (iii) a prohibition on incurring other indebtedness without Fortress’s prior written consent or as provided in the Credit Agreement.

Events of Default are defined under the Credit Agreement to include, but are not limited to, actions by any of the Company, Crossroads Texas or the limited partnership that result in a payment default, breach of representations and warranties, failure to comply with specific covenants, other defaults under or invalidity of any loan documents, insolvency proceedings, inability to pay debts, change of control and certain events relating to the intellectual property of the Company.

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

The Series F warrants are accounted for as a liability at their fair value of $0.8 million as of October 31, 2013. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. Crossroads engaged an independent company to value its derivative liability and perform re-measurements. To derive an estimate of the fair value of these warrants, a dynamic Black Scholes Merton formula is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

The warrants are exercisable six months after the closing date of the issuance, and expire March 22, 2018.

Dividends on the Series F convertible preferred stock will accrue at an annual rate of 5.0% of the original issue price and will be payable on a semi-annual basis. The convertible preferred ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. Pursuant to a registration rights agreement entered into with the purchasers of the Series F convertible preferred stock, in the event that a registration statement for the resale of the common stock underlying the convertible preferred stock and March 2013 warrants is not declared effective prior to July 26, 2013 (120 days from the closing of the March 2013 private placement), then the rate at which dividends accrue on our convertible preferred stock will be increased to an annual rate of 12.0% from that date until such time as a registration statement is declared effective, at which time the dividend rate will revert to an annual rate of 5.0%. Our registration statement was not declared effective by July 26, 2013, and as a result the dividend rate on the convertible preferred stock at present increased to an annual rate of 12.0% until September 19, 2013, when that registration statement was declared effective. We may elect to satisfy our obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof, in our discretion.

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

Nasdaq Listing Compliance. Nasdaq Listing Rule 5550(b)(1) requires companies listing on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million, or to meet alternative requirements of market value of listed securities or net income from continuing operations. On September 18, 2013, we received a letter from the Nasdaq Listing Qualifications Department indicating that we no longer complied with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market as a result of our stockholders’ equity of $(6.2) million as of July 31, 2013.  Because we did not meet the alternatives of market value of listed securities or net income from continuing operations, we were not in compliance with the Nasdaq listing rules.

As of October 31, 2013, the end of our most recently completed fiscal year, we were not in compliance with these requirements and had a stockholders’ deficit of $(7.9) million.

We are currently evaluating various alternative courses of action to regain compliance.  If we fail to comply with the listing requirements of the Nasdaq Capital Market and our common stock is delisted, our ability to raise equity financing, and therefore our ability to meet our liquidity needs, could be materially and adversely impacted.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 modifies how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and the total comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The revised financial statement presentation for comprehensive income will be effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted ASU 2011-05 effective November 1, 2012.  These changes did not have a significant impact on our consolidated financial statements or disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2013.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of January 20, 2014.

Name	Age	Position
Richard K. Coleman, Jr.	57	President, Chief Executive Officer and Director
Brian Bianchi	47	Chief Operating Officer
David Cerf	48	Executive Vice President of Strategy and Business Development
Jennifer Ray Crane	42	Chief Financial Officer
Bernd R. Krieger	60	General Manager, Europe
Jeffrey E. Eberwein	43	Director, Chairman of the Board of Directors
Robert G. Pearse	54	Director
Don Pearce	70	Director

Richard K. Coleman, Jr . has served as a director since April 2013 and as President and Chief Executive Officer since May 2013. Mr. Coleman is a private investor and technological advisor. His Company, Rocky Mountain Venture Services (RMVS) has helped technology companies plan and launch new business ventures and restructuring initiatives since 1998. He has served in a variety of senior operational roles including CEO of Vroom Technologies, COO of Metronet Communications, and President of US West Long Distance and has also held significant officer level positions with Frontier Communications, Centex Telemanagement, and Sprint Communications culminating in his appointment to lead its Technology Management Division. Mr. Coleman began his career as an Air Force Telecommunications Officer managing Department of Defense R & D projects. He has served as an Adjunct Professor for Regis University’s Graduate Management program and is a guest lecturer for Denver University, focusing on leadership and ethics. Mr. Coleman has served on a number of private, public, and non-profit boards and currently serves on the boards of directors of NTS, Inc., a NYSE MKT-listed broadband services and telecommunications Company, where he serves as Chairman of the Strategy Advisory Committee, On Track Innovations Ltd., a Nasdaq-listed smart card Company, and Aetrium Incorporated, a Nasdaq-listed equipment producer for the semiconductor industry, where he serves on the Audit, Compensation (Chairman), and Nominating and Corporate Governance (Chairman) Committees. Mr. Coleman holds a B.S. Degree from the United States Air Force Academy, an M.B.A. from Golden Gate University, and is a graduate of the United States Air Force Communications Systems Officer School. We believe Mr. Coleman’s qualifications to serve on our board of directors include his extensive expertise and experience in technology-related industries.

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

David Cerf has served as our Executive Vice President of Strategy and Business Development since December 2013 and previously served as Executive Vice President of Business and Corporate Development from April 2005 to December 2013. Prior to joining us in 2005, Mr. Cerf served as Vice President of Sales and Business Development at NexQL, a provider of advanced database acceleration technologies since 2002. Prior to NexQL, Mr. Cerf co-founded 360World, a national provider of video/imaging solutions. In 1988, as the Founder and Managing Director of the Dallas Business Incubator, Mr. Cerf was responsible for the development and funding of more than 50 new high-growth startup companies.

Jennifer Ray Crane has served as our Chief Financial Officer since November 2008. Ms. Crane joined Crossroads in 2003 as Financial Controller and currently leads our financial and legal teams. Prior to joining us, Ms. Crane held senior positions at Deloitte&Touche LLP and PriceWaterhouse Coopers LLP. Ms. Crane is a Certified Public Accountant licensed in the state of Texas. She is also an active member of the Financial Executive Institute (FEI) association as well as the American Institute of Certified Public Accountants (AICPA) and holds a Bachelor of Business Administration from the University of Texas at Austin.

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

Jeffrey E. Eberwein has served as a director since April 2013 and as the Chairman of our Board of Directors since our 2013 annual meeting of stockholders in June 2013. Mr. Eberwein has 20 years of Wall Street experience and is the Founder and CEO of Lone Star Value Investors, LLC, an investment firm. Prior to founding Lone Star in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein is Chairman of the Board of Digirad Corporation, a Nasdaq-listed medical imaging Company where he serves on the Compensation, Corporate Governance and Strategic Advisory Committees. Mr. Eberwein has also served on the board of directors of Goldfield Corporation, a NYSE MKT-listed Company in the electrical construction industry, since May 2012 where he serves on the Audit Committee, NTS, Inc., a NYSE MKT-listed broadband services and telecommunications Company, since December 2012 where he serves on the Compensation and Corporate Governance Committees, On Track Innovations Ltd., a Nasdaq-listed smart card Company, since December 2012 where he serves as Chairman of the Compensation Committee and on the Audit Committee, and Aetrium Incorporated, a Nasdaq-listed equipment producer for the semiconductor industry, since January 2013 where he serves on the Audit, Compensation, and Nominating and Corporate Governance Committees. Mr. Eberwein is the Treasurer and serves on the Executive Committee of the Board of Hope for New York, a 501(c)(3) organization dedicated to serving the poor in New York City. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin. We believe that Mr. Eberwein’s qualifications to serve on our board of directors include his expertise in finance and experience in the investment community. Both by education and by professional experience, Mr. Eberwein has had extensive exposure to analysis of financial statements and financial reporting matters and qualifies as an “audit committee financial expert” under Securities and Exchange Commission guidelines.

Robert G. Pearse has served as a director since July 2013. Mr. Pearse is a managing partner at Yucatan Rock Ventures, where he specializes in technology investments and consulting, and has served in that position since August 2012. He previously served as vice president of Strategy and Market Development at NetApp, Inc., a computer storage and data management Company, from September 2005 to August 2012. At NetApp, which became a Fortune 500 Company, Mr. Pearse played an influential role in leading overall corporate growth as well as market and business development. Before joining NetApp in 2005, Mr. Pearse co-founded Yucatan Rock Ventures and served as a managing partner from January 2004 to September 2005. Prior to that, Mr. Pearse spent approximately 17 years in leadership positions at Hewlett-Packard, most recently as the vice president of Strategy and Corporate Development from 2001 to 2004, focusing on business strategy, business development and acquisitions. His professional experience also includes positions at PricewaterhouseCoopers, Eastman Chemicals Company, and General Motors. Mr. Pearse earned a Master of Business Administration degree from the Stanford Graduate School of Business in 1986, and a Bachelor of Science degree in Mechanical Engineering from the Georgia Institute of Technology in 1982. We believe Mr. Pearse’s qualifications to serve on our board of directors include his extensive business development experience as an executive in the enterprise data management industry.

Don Pearce joined our board of directors in May 2009 and served as Chairman of the Board from May 2010 to November 2011. He also served as Vice President for the Texas division of Alliance Technology Group from April 2009 to January 2011 and before then served as a Regional Sales Manager for Sun Microsystems from October 2005 until June 2008. In addition, Mr. Pearce founded and has been the owner of Pearce Advisory Services since June 2008, a Company specializing in consulting with technology companies in how to increase sales. Beginning his career with 12 years in systems and sales management at IBM, Mr. Pearce was employed in Sales and Sales Management at Amdahl Corp where his Division led the Company in revenue 13 of 20 years. He then held executive Sales Management positions at Tarantella, StorageTek and Sun Microsystems. He has also served as a member of the Advisory Board for the Computer Science Engineering Department at Southern Methodist University since April 2002 and holds a B.S. in mathematics from SMU. He earned a M.S. in mathematics from Louisiana State University, where he also taught Mathematics for two years. We believe Mr. Pearce’s qualifications to serve on our board of directors include his extensive management experience in virtual tape and disk storage sales, including knowledge of and experience with certain large enterprise storage customers, competing vendors and potential strategic partners, as well as a global network of industry contacts. Mr. Pearce is also a recognized leader in business management with a significant track record of delivering revenue generating strategies within the high-tech sector.

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

Independent Directors

Messrs. Eberwein, Pearce and Pearse qualify as independent directors in accordance with the listing requirements of The Nasdaq Stock Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.  In addition, our board of directors has concluded that each of Messrs. Eberwein, Pearce and Pearse satisfies the heighted audit committee independence standards set forth in Rule 10A-3 promulgated under the Exchange Act as well as Nasdaq listing rules relating to independence for purposes of compensation committee service.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee each operates under a charter approved by our board of directors. Copies of each committee’s charter are posted on the Corporate Governance section of our website, www.crossroads.com.  Information provided on our website is not incorporated into this Annual Report.

Audit Committee

The members of our Audit Committee are Messrs. Eberwein, Pearce and Pearse. Mr. Eberwein chairs the Audit Committee. Mr. Eberwein qualifies as an “audit committee financial expert” as defined in applicable Securities and Exchange Commission rules.

Our Audit Committee’s responsibilities include:

•
appointing, compensating, retaining and overseeing the work of any public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services;

•	reviewing and discussing with management and the external auditors our audited financial statements;
•	considering the effectiveness of our internal control system;
•	reviewing management’s compliance with our code of business conduct;
•	discussing with management our financial risk management policies;
•
establishing our policy regarding our hiring of employees or former employees of the external auditors and procedures for the receipt, retention and treatment of accounting related complaints and concerns;

•	meeting independently with our external auditors and management;
•	reviewing and approving related person transactions; and
•	preparing the Audit Committee report required by the proxy rules of the Securities and Exchange Commission.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our external advisors must be approved in advance by our Audit Committee.

Compensation Committee

The members of our Compensation Committee are Messrs. Eberwein, Pearce and Pearse. Mr. Pearse chairs the Compensation Committee.

Our Compensation Committee’s responsibilities include:

•	providing guidance and periodic monitoring for all of our corporate compensation;
•	considering the effectiveness of our employee equity programs;
•	administering our stock incentive plans with respect to our executive officers and employee Board members, including the adjustment of base salary each year;
•	implementing and administering our incentive compensation programs and the authorization of all awards under these incentive programs;
•	administering our employee benefit plans; and
•
approving all perquisites, equity incentive awards, special cash payments or loans made or paid to executive officers and employee board members and assisting the board of directors in succession planning for executive officers.

The Compensation Committee meets with our Chief Executive Officer prior to the start of each fiscal year to discuss the incentive compensation programs to be in effect for such fiscal year. At the end of each fiscal year, the Compensation Committee meets to review the performance of executive officers and employee Board members under those programs and award bonuses thereunder. At that time, the Compensation Committee may also adjust base salary levels for executive officers and employee Board members subject to the short-swing profit restrictions of Section 16 and review the overall performance of our employee benefit plans. The Compensation Committee also meets when necessary to administer our stock incentive plan.

The Compensation Committee has determined and reviewed the value and forms of compensation for our named executive officers and other officers based on the committee members’ knowledge and experience, competitive proxy and market compensation information and management recommendations. The Compensation Committee has not engaged a compensation consulting firm in fiscal 2013. The Compensation Committee does not delegate its authority to review, determine and recommend, as applicable, the forms and values of the various elements of compensation for executive officers and directors. The Compensation Committee does delegate to Company management the implementation and record-keeping functions related to the various elements of compensation it has approved.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Eberwein, Pearce and Pearse. Mr. Pearce chairs the Nominating and Corporate Governance Committee.

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
•
overseeing our board evaluation process including conducting periodic evaluations of the performance of our board as a whole and each board committee and evaluating the performance of board members eligible for re-election;

•	establishing criteria for the selection of new members to our board;
•	reviewing any stockholder nominations for directors and presenting to our board a list of individuals recommended for nomination for election to our board at the Annual Meeting of stockholders;
•	assisting our board in making a determination of each outside director’s “independence” in accordance with Nasdaq rules;

42

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
•
reviewing the charter and composition of each board committee and making recommendations to our board for the creation of additional board committees or the change in mandate or dissolution of Board committees

Code of Business Conduct and Ethics

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

Based solely on review of copies of the forms received, we believe that, during the last fiscal year, all filings under Section 16(a) applicable to its officers, directors and 10% stockholders were timely other than:

•	one Form 4 by each of Brian Bianchi, Jennifer Crane, Elliot Bracket, and Robert C. Sims, each of which referred to two transactions;
•	two Forms 4 by David Cerf, one of which referred to two transactions and one of which referred to a single transaction;
•	one Form 4 by Bernd Krieger, which referred to a single transaction;
•	two Forms 4 by Richard K. Coleman, Jr., one of which referred to two transactions and one of which referred to a single transaction; and
•	two Forms 4 for each of Jeffrey Eberwein, Donald Pearce, Robert G. Pearse, each of which referred to a single transaction.

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Year 2012 and 2013

The following table sets forth the total compensation awarded to, earned by, or paid to Mr. Richard K. Coleman, Jr., Mr. David Cerf, Mr. Brian Bianchi, and our former CEO Mr. Robert C. Sims, who are collectively referred to as our “named executive officers,” during the years ended October 31, 2012 and 2013:

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Other	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Richard K. Coleman, Jr.	2012	-	-	-	-	-	-
President and Chief	2013	132,997	105,605	-	88,812	-	327,414
Executive Officer

David Cerf	2012	235,000	22,558	45,117	-	-	302,675
Executive Vice	2013	241,250	12,867	25,733	330,083	-	609,933
President of Business and Corporate Development

Brian Bianchi	2012	220,000	26,335	52,671	-	150	299,156
Chief Operating	2013	226,250	27,150	9,050	323,940	5,000	591,390
Officer

Robert C. Sims (5)	2012	275,000	45,545	57,090	-	450	378,085
Former President and Chief	2013	143,846	-	-	-	132,564	276,410
Executive Officer

(1)
On August 5, 2013, we awarded a cash bonus of $45,605 to Mr. Coleman.  On November 29, 2013, we awarded a cash bonus of $60,000 to Mr. Coleman, reported in fiscal year 2013. On December 15, 2013, we awarded cash bonuses of $12,867 and $27,150 to Messrs. Cerf, and Bianchi, respectively, reported in fiscal year 2013. Mr. Sims also received a cash bonus of 1% of certain IP revenue in fiscal year 2012, receiving a payment of $17,000 during fiscal year 2013.  On December 15, 2012, we awarded cash bonuses of $28,545, $22,558, and $26,335 to Messrs. Sims, Cerf, and Bianchi, respectively, reported in fiscal year 2012.

(2)
On January 3, 2014, we awarded 11,540 and 4,058 shares of common stock to Messrs. Cerf and Bianchi, respectively, recorded as a stock bonus in fiscal year 2013. On December 7, 2012, we awarded 18,298 shares of common stock to Mr. Sims recorded as a stock bonus in fiscal year 2012.  On December 3, 2012, we awarded 14,461 and 16,882 shares of common stock to Messrs. Cerf and Bianchi respectively, recorded as a stock bonus in fiscal year 2012.  The dollar amounts in the table represent the total grant date fair value of the award in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on stock compensation based on the closing price of our common stock on the date of grant.

(3)
We granted options to purchase 300,000 shares of common stock on June 13, 2013 to Mr. Bianchi, at a grant date fair value of $1.08 per share. We granted options to purchase 300,000 shares of common stock on June 14, 2013 to Mr. Cerf, at a grant date fair value of $1.10 per share.  These awards vest 16.6% on September 1, 2013, 41.7% on June 1, 2014, and 41.7% on June 1, 2015.  We granted options to purchase 68,407 shares of common stock on September 16, 2013 and 75,000 shares of common stock on October 31, 2013 to Mr. Coleman, at a grant date fair value of $0.68 and $0.56 per share, respectively.  These grants vested immediatly upon grant.

(4)
We award cash bonuses through our Patent Award Program.  Various levels of bonuses are awarded based on the stage a patent is in through the U.S. patent system.   Cash patent bonus awards of $450 and $150 were awarded to Messrs. Sims and Bianchi, respectively during fiscal year 2012.  Cash patent bonus awards of $5,000 was awarded to Messr. Bianchi during fiscal year 2013.  Mr. Sims received $132,564 in severance during 2013 in connection with his severance agreement.

(5)
Mr. Sims' employment with us terminated on May 8, 2013.  Amounts paid to him in fiscal 2013 include severance benefits payable to him in connection with his termination, as described in "Employment Agreements and Severance Benefits - Severance Benefit Program."

Management Bonus Plan

During fiscal 2013, our 2013 Management Bonus Program was in effect.  Under the Management Bonus Program, Messrs. Bianchi and Cerf were eligible for a target bonus of 40% of such executive officer’s salary paid in fiscal 2013. Of this target bonus amount, 60% was to be payable upon the achievement of a revenue target related to our StrongBox target (the StrongBox revenue target), with a payout at 100% achievement of the revenue target. The remaining 40% of the target bonus amount was to be payable upon the achievement of certain individual management-by-objective (MBO) goals which were to be determined for each such executive officer.

The Compensation Committee determined that the StrongBox revenue target was not achieved and determined not to make any payments under the Management Bonus Program with respect to that target.

The Compensation Committee determined to give each of Mr. Bianchi and Mr. Cerf a 100% payout with respect to the MBO portion of such officer’s bonus. The MBO goals for Mr. Bianchi and Mr. Cerf were not specifically determined in fiscal 2013. In making this determination to award a 100% payout for the MBO portion of the bonus payment, the Compensation Committee considered the contribution of each officer to the Company’s performance generally over the fiscal year ended October 31, 2013, in particular their respective contributions to repositioning the Company to a streamlined focus on leveraging OEM and strategic partners with respect to the Company’s StrongBox® product, as announced in late October 2013. The Compensation Committee also considered the importance of these individuals’ efforts in implementing the Company’s new strategy going forward and considered the award to be advisable compensation to assist in retaining these officers’ services.

The bonus payouts described above were paid in a combination of (i) a cash payment and (ii) the issuance of stock pursuant to the Company’s 2010 Equity Incentive Plan, with the number of shares to be issued to each such executive officer determined with reference to the closing price of the Company’s common stock as reported on Nasdaq on the date of issuance.  These awards are described above in the footnotes to the “Summary Compensation Table.”

Outstanding Equity Awards at Fiscal Year-End 2013

The following table sets forth information regarding unexercised options held by each of our named executive officers as of October 31, 2013.

	Number of
	Securities
	Underlying
	Unexercised		Number of Securities		Options
	Options (#)		Underlying Unexercised	Options Exercise	Expiration
Name	Exercisable		Options (#) Unexercisable	Price ($)	Date
Richard K. Coleman, Jr.	391	(1)	-	1.60	7/31/2023
	68,407	(2)	-	1.24	9/16/2023
	75,000	(3)	-	1.03	10/31/2023

David Cerf	57,500	(4)	-	3.40	4/20/2015
	3,750	(5)	-	3.52	3/31/2016
	15,837	(6)	-	4.48	1/31/2017
	37,500	(7)	12,500	1.56	8/25/2020
	50,000	(8)	-	1.56	8/25/2020
	50,000	(9)	50,000	4.75	10/17/2021
	50,000	(10)	250,000	2.10	6/14/2023

Brian Bianchi	12,500	(11)	-	10.64	2/4/2014
	464	(12)	-	5.56	9/29/2014
	10,537	(12)	-	5.56	9/29/2014
	12,250	(13)	-	4.56	8/31/2015
	12,044	(5)	-	3.52	3/31/2016
	43,991	(6)	-	4.48	1/31/2017
	9,375	(7)	3,125	1.56	8/25/2020
	12,500	(8)	-	1.56	8/25/2020
	12,500	(9)	12,500	4.75	10/17/2021
	50,000	(14)	250,000	2.10	6/13/2023

Robert C. Sims	42,749	(15)	-	5.32	5/8/2014
	19,752	(15)	-	5.32	5/8/2014
	36,000	(5)	-	3.52	5/8/2014
	66,867	(6)	-	4.48	5/8/2014
	62,500	(16)	-	1.56	5/8/2014
	62,500	(16)	-	1.56	5/8/2014
	125,000	(8)	-	4.75	5/8/2014

(1)	This award was fully vested on July 31, 2013.
(2)	This award was fully vested on September 16, 2013.
(3)	This award was fully vested on October 31, 2013.
(4)	This award was fully vested on April 15, 2009.
(5)	This award was fully vested on March 31, 2010.
(6)	These awards were fully vested as of January 31, 2011.
(7)
Messrs. Cerf and Bianchi were awarded options to purchase 50,000 and 12,500 shares of common stock, respectively, on August 25, 2010. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years. These awards will be fully vested as of August 25, 2014.  The grant date fair value, based on the Black-Scholes calculation utilized by the Company, was $1.08 per option.  Unvested shares are valued at $13,500 and $3,375 for Messrs. Cerf and Bianchi, respectively as of October 31, 2013.

(8)	These awards were fully vested as of August 25, 2012.
(9)
Messrs. Cerf and Bianchi were awarded options to purchase 100,000 and 25,000 shares of common stock, respectively, on October 17, 2011. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years. These awards will be fully vested as of October 17, 2015.  The grant date fair value, based on the Black-Scholes calculation utilized by the Company, was $3.38 per option.  Unvested shares are valued at $169,000 and $42,250 for Messrs. Cerf and Bianchi, respectively as of October 31, 2013.

(10)
Mr. Cerf was awarded options to purchase 300,000 shares of common stock on June 14, 2013. These awards vest 16.6% on September 1, 2013,  41.7% on June 1, 2014, and 41.7% on June 1, 2015. These awards will be fully vested as of June 1, 2015.  The grant date fair value, based on the Black-Scholes calculation utilized by the Company, was $1.10 per option.  Unvested shares are valued at $275,000 as of October 31, 2013.

(11)	This award was fully vested on February 4, 2008.
(12)	This award was fully vested on September 29, 2008.
(13)	This award was fully vested on August 31, 2009.
(14)
Mr. Bianchi was awarded options to purchase 300,000 shares of common stock on June 13, 2013. These awards vest 16.6% on September 1, 2013,  41.7% on June 1, 2014, and 41.7% on June 1, 2015. These awards will be fully vested as of June 1, 2015.  The grant date fair value, based on the Black-Scholes calculation utilized by the Company, was $1.08 per option.  Unvested shares are valued at $270,000 as of October 31, 2013.

(15)	This award was fully vested on October 19, 2008.
(16)	This award was fully vested on May 8, 2013, upon Mr. Sims termination, pursuant to his severance agreement, as described in "Employment Agreements and Severance Benefits - Severance Benefit Program."

Employment Agreements and Severance Arrangements

Richard K. Coleman, Jr. Employment Agreement.  Richard K. Coleman, Jr. was appointed to serve as our Interim President and Chief Executive Officer on May 8, 2013. On August 2, 2013, we entered into an at-will employment agreement with Mr. Coleman, effective from the date that he began serving as our interim President and CEO.  On November 21, 2013, subsequent to the end of our 2013 fiscal year, we entered into an Amended and Restated Employment Agreement with Mr. Coleman which replaced the interim employment agreement.

Mr. Coleman’s agreement has an initial term ending November 20, 2016, and its term is automatically renewed for successive one-year terms thereafter unless Mr. Coleman or we elect to terminate it.

Mr. Coleman’s employment agreement provides for an annual salary of $275,000, which is the salary that has been in effect since he became the Company’s interim President and CEO. His base salary may be increased in the discretion of the board of directors or its Compensation Committee.

Mr. Coleman will be eligible for a quarterly performance bonus during the term of the employment agreement, which quarterly performance bonus will have a target payout of $50,000 per fiscal quarter. In addition, Mr. Coleman will be eligible for an annual performance bonus during the term of the employment agreement, which annual performance bonus will have a target of $75,000 per fiscal year. The amount paid to Mr. Coleman pursuant to these bonus payments will be based on the level of achievement, as determined by the Compensation Committee, of performance objectives that will be developed by the Compensation Committee in consultation with Mr. Coleman. The performance objectives are expected, but not required, to be based upon objectives such as (i) monetization of various parts of the Company’s intellectual property portfolio over specified time frames, (ii) cash position and/or cash flow and/or (iii) net income, profit or other earnings and operating performance measures. Except in connection with a Change of Control (as defined in the employment agreement), Mr. Coleman must be employed with the Company on the last day of a fiscal quarter or fiscal year in order to be eligible for a quarterly performance bonus with respect to that period. If a Change in Control of the Company occurs during the term of the Agreement, the quarterly and annual performance bonus for the quarter and year in which the Change of Control occurs will be deemed to have been achieved at the “target” level.

In connection with the entry into the employment agreement, Mr. Coleman received a grant of options to purchase 450,000 shares of the Company’s common stock. These options have an exercise price of $1.54 per share, such amount being the mean of the high and low sales prices of the Company’s common stock on November 21, 2013, as determined in accordance with the terms of the Company’s 2010 Stock Incentive Plan. Subject to Mr. Coleman’s continued employment with the Company, one-eighth of these options will vest quarterly, with the first one-eighth to vest on January 31, 2014. In addition, the unvested portion of these options will immediately vest upon the occurrence of a Change of Control, in the event that Mr. Coleman is terminated in circumstances other than a Termination for Cause (as defined in the employment agreement) or in the event that Mr. Coleman resigns with Good Reason (as defined in the employment agreement).

In the event that Mr. Coleman’s employment is terminated by him or by us in circumstances constituting a Termination for Cause or a resignation other than for Good Reason, Mr. Coleman will receive accrued and unpaid salary through the termination date and expense reimbursement.  In the event that Mr. Coleman’s employment is terminated by the Company in circumstances that do not constitute a Termination for Cause or if Mr. Coleman resigns in circumstances constituting Good Reason, then all of Mr. Coleman’s options will accelerate and vest in full (unless an award agreement relating to such options explicitly provides otherwise); and Mr. Coleman will receive accrued and unpaid salary through the termination date, expense reimbursement, one year of severance pay equal to his then-current annual salary, payable over a 12-month period, and a lump sum payment equal to 100% of his target performance bonus for four fiscal quarters and 100% of his target bonus for one fiscal year as if he had remained employed by the Company through the relevant dates to be eligible for such amounts.

Robert C. Sims.  We entered into an employment agreement with Robert C. Sims, our former President and Chief Executive Officer, in October 2003. Mr. Sims ceased employment at Crossroads on May 8, 2013 (the “Separation Date”).  Mr. Sims’ employment was on an “at-will” basis and could be terminated at any time, upon written notice, with or without cause, at our option or Mr. Sims’ option, subject to the severance benefit program described below. Mr. Sims’ annual base salary was $275,000 at the time of termination.

In connection with Mr. Sims’ separation from us, we and Mr. Sims entered into a separation offer and release, pursuant to which Mr. Sims will receive the benefits provided for in his Severance Benefit Plan, which benefits are described below under “— Severance Benefit Program.”

Severance Benefit Program.  We have a severance benefit program for certain members of management, including Mr. Bianchi and Mr. Cerf.  Mr. Sims participated in this program while he was employed with us. Under the program, should the executive’s employment with us terminate by reason of an involuntary termination at any time, the executive will become entitled to receive the following severance benefits:

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

When Mr. Sims’ employment with us terminated in May 2013, he became entitled to these benefits.

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

Shares Subject to the Plan

The aggregate number of shares of our common stock that may be issued under the plan will not exceed 3,250,000 shares, except as provided in the following paragraph. Shares will be deemed to have been issued under the plan only to the extent actually issued and delivered pursuant to an award or to the extent an award is settled in cash. To the extent that an award lapses or the rights of its holder terminate, any shares of common stock subject to such award will again be available for the grant of an award. From and after the date upon which we become a publicly held corporation, the limitation set forth in the preceding sentences will be applied in a manner that will permit compensation generated under the plan to constitute “performance-based” compensation for purposes of section 162(m) of the Code, including, without limitation, counting against such maximum number of shares, to the extent required under section 162(m) of the Code and applicable interpretative authority under the Code, any shares subject to options that are canceled or re-priced.

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

If an option is designated as an incentive stock option in the notice of grant, to the extent that such option (together with all incentive stock options granted to the optionee under the plan and all other of our stock option plans and our parent and subsidiaries) becomes exercisable for the first time during any calendar year for shares having a fair market value greater than $100,000, the portion of each such incentive stock option that exceeds such amount will be treated as a non-statutory stock option. If the Code is amended to provide for a different limitation from that described in this paragraph, the different limitation will be deemed incorporated in the plan effective as of the date required or permitted by such amendment to the Code. If the option is treated as an incentive stock option in part and as a non-statutory stock option in part by reason of the limitation described in this paragraph, the optionee may designate which portion of such option the optionee is exercising. In the absence of such designation, the optionee will be deemed to have exercised the incentive stock option portion of the option first. An incentive stock option will not be transferable otherwise than by will or the laws of descent and distribution and will be exercisable during the holder’s lifetime only by such holder or his guardian or legal representative. The price at which a share of common stock may be purchased upon exercise of an incentive stock option will not be less than 100% of the fair market value of a share of common stock on the date such option is granted.

Except with respect to limitations on incentive stock options described above, the price at which a share of common stock may be purchased upon exercise of an option will be determined by the committee, but in no event will the price be less than 100% of the fair market value of a share of common stock on the date such option is granted.

Restricted Stock Awards

Shares of common stock that are the subject of a restricted stock award will be subject to restrictions on disposition by the holder and an obligation of the holder to forfeit and surrender the shares to us under certain circumstances. The committee will determine the forfeiture restrictions in its sole discretion, and the committee may provide that the forfeiture restrictions will lapse upon:

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

2013 Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended October 31, 2013, other than a director who also served as an executive officer.

Name and Principal	Fees Earned or Paid in Cash	Option Awards	Total
Position	($)	($)(8)	($)

Jeffrey E. Eberwein (1)	6,389	9,307	15,696

Robert Pearse (2)	2,847	7,487	10,334

Don Pearce (3)	25,000	15,661	40,661

Elliott Brackett (4)	20,208	7,175	27,383

Steven Ledger (5)	61,371	5,815	67,186

Joseph J. Hartnett (6)	22,283	8,246	30,529

Richard K. Coleman, Jr. (7)	625	322	947

52

(1)
Mr. Eberwein became a board member in April of 2013. He receives quarterly payments of $6,250 in cash and $6,250 worth of options, based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter.  We granted options to purchase 3,993 shares of common stock on July 31, 2013 at a grant date fair value of $0.82 per share and an exercise price of $1.60.  We granted options to purchase 10,670 shares of common stock on October 31, 2013 at a grant date fair value of $0.56 per share and an exercise price of $1.03.

(2)
Mr. Pearse became a board member in July of 2013. He receives quarterly payments of $6,250 in cash and $6,250 worth of options, based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter.  We granted options to purchase 1,780 shares of common stock on July 31, 2013 at a grant date fair value of $0.82 per share and an exercise price of $1.60.  We granted options to purchase 10,670 shares of common stock on October 31, 2013 at a grant date fair value of $0.56 per share and an exercise price of $1.03.

(3)
Mr. Pearce became a board member in May of 2009. He receives quarterly payments of $6,250 in cash and $6,250 worth of options, based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter.  We granted options to purchase 2,815 shares of common stock on January 31, 2013 at a grant date fair value of $1.12 per share and an exercise price of $2.22.  We granted options to purchase 2,648 shares of common stock on April 30, 2013 at a grant date fair value of $1.23 per share and an exercise price of $2.36. We granted options to purchase 3,906 shares of common stock on July 31, 2013 at a grant date fair value of $0.82 per share and an exercise price of $1.60.  We granted options to purchase 10,670 shares of common stock on October 31, 2013 at a grant date fair value of $0.56 per share and an exercise price of $1.03.

(4)
Mr. Brackett resigned from the board May of 2013. We granted options to purchase 2,815 shares of common stock on January 31, 2013 at a grant date fair value of $1.12 per share and an exercise price of $2.22.  We granted options to purchase 2,648 shares of common stock on April 30, 2013 at a grant date fair value of $1.23 per share and an exercise price of $2.36. We granted options to purchase 715 shares of common stock on June 21, 2013 at a grant date fair value of $1.05 per share and an exercise price of $2.04.

(5)
Mr. Ledger did not stand for re-election at our 2013 Annual Meeting of Stockholders. We granted options to purchase 3,237 shares of common stock on April 30, 2013 at a grant date fair value of $1.23 per share and an exercise price of $2.36.  We granted options to purchase 1,736 shares of common stock on June 21, 2013 at a grant date fair value of $1.05 per share and an exercise price of $2.04.

(6)
Mr. Harnett did not stand for re-election at our 2013 Annual Meeting of Stockholders. We granted options to purchase 2,815 shares of common stock on January 31, 2013 at a grant date fair value of $1.12 per share and an exercise price of $2.22.  We granted options to purchase 2,648 shares of common stock on April 30, 2013 at a grant date fair value of $1.23 per share and an exercise price of $2.36. We granted options to purchase 1,736 shares of common stock on June 21, 2013 at a grant date fair value of $1.05 per share and an exercise price of $2.04.

(7)
Mr. Coleman became a board member in April of 2013. He receives quarterly payments of $6,250 in cash and $6,250 worth of options, based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter.  We granted options to purchase 391 shares of common stock on July 31, 2013 at a grant date fair value of $0.82 per share and an exercise price of $1.60.  He became interim-CEO shortly after joining the boad of directors, and the remainder of his compensatino for fiscal year 2013 is shown in the Executive section.

(8)	The amounts shown in the table above are based on the Black-Scholes valuation for GAAP purposes.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our capital stock as of January 15, 2014 by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding capital stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

The following table lists the applicable percentage beneficial ownership based on 12,724,062 shares of common stock outstanding as of January 15, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of January 17, 2014 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Crossroads Systems, Inc., 11000 North Mo-Pac Expressway, Austin, Texas 78759.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned		Percent
5% Stockholders
Manchester Management Company, LLC and affiliates	1,451,669	(1)	11.5%
Fortress Investment Group, LLC	1,454,545	(2)	10.3%
ACT Capital Management, LLLP and affiliates	1,934,790	(3)	9.9%
Diker Management, LLC and Affiliates	1,509,050	(4)	9.9%
Compass Global Fund, LTD and affiliates	980,937	(5)	7.6%
Strome Investment Management, LP	781,250	(6)	6.1%
Revelation Capital Management (fka – Osmium Special Situations Fund, LTD)	711,124	(7)	5.5%
Thomas B. Akin	699,876	(8)	5.5%
Executive Officers and Directors
Jeffrey E. Eberwein	929,363	(9)	7.3%
David Cerf	626,158	(10)	4.8%
Brian Bianchi	523,457	(11)	4.1%
Richard K. Coleman, Jr.	200,048	(12)	1.5%
Jennifer Ray Crane	141,403	(13)	1.1%
Don Pearce	103,977	(14)	* %
Bernd R. Krieger	26,250	(15)	* %
Robert G. Pearse	12,450	(16)	* %
All current directors and executive officers as a group (8 persons)	2,563,106	(17)	18.9%

*	Less than 1%.

(1)	According to Schedule 13G/A, filed February 8, 2013. Includes (a) 107,500 shares of our common stock over which James E. Besser has sole voting and dispositive power, and (b) 890,693 shares of our common stock which are beneficially owned by both Mr. Besser and Manchester Management Company, LLC. Also includes 453,476 shares of common stock beneficially owned by Mr. Besser upon conversion and exercise of securities purchased in our March 2013 private placement. Mr. Besser is the Managing Member of Manchester Management Company, LLC. The address for each of Mr. Besser and Manchester Management Company, LLC is c/o Manchester Management Company, LLC, 131 Charles Street, 1st Floor, Boston, Massachusetts 02114.Member of Manchester Management Company, LLC. The address for each of Mr. Besser and Manchester Management Company, LLC is c/o Manchester Management Company, LLC, 131 Charles Street, 1st Floor, Boston, Massachusetts.

(2)	According to Schedule 13G filed August 2, 2013. Consists of 1,454,545 shares subject to warrants held by CF DB EZ LLC. Drawbridge Special Opportunities Fund LP owns 95% of CF DB EZ LLC. Drawbridge Special Opportunities GP LLC is the general partner of Drawbridge Special Opportunities Fund LP. Fortress Principal Investment Holdings IV LLC ("FPIH IV") is the sole managing member of Drawbridge Special Opportunities GP LLC. Drawbridge Special Opportunities Advisors LLC ("DSOA") is the investment advisor of Drawbridge Special Opportunities Fund LP. FIG LLC is the sole managing member of DSOA, and Fortress Operating Entity I LP ("FOE I") is the sole managing member of FIG LLC and FPIH IV. FIG Corp. is the general partner of FOE I, and FIG Corp. is wholly-owned by Fortress Investment Group LLC. Peter L. Briger, Jr. and Constantine M. Dakolias are co-Chief Investment Officers of Fortress Investment Group LLC's Credit business, which includes CF DB EZ LLC, and have the power to vote and dispose of these shares.

(3)	According to Schedule 13G/A filed April 30, 2013. Consists of (a) 817,180 shares of common stock, and (b) 55,257 shares of common stock issuable upon exercise of warrants. Also includes 708,235 shares of Series F Convertible Preferred Stock and warrants to purchase 354,118 shares of common stock issued in our March 2013 private placement. The convertible preferred stock and associated warrants are subject to a 9.99% blocking provision. Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP. Investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The address for ACT Capital Management, LLLP is 2 Radnor Corporate Center, Suite 111, Radnor, Pennsylvania 19087.

(4)	According to Schedule 13G/A filed February 14, 2012, includes 414,183 shares of common stock owned by Diker Management, LLC, a Delaware limited liability company ("Diker Management"), over which by Diker GP, LLC, a Delaware limited liability company ("Diker GP") shares beneficial ownership. Also includes 727,272 shares of Series F convertible preferred stock and warrants to purchase 363,635 shares of common stock purchased in our March 2013 private placement. The convertible preferred stock and associated warrants are subject to a 9.99% blocking provision. Diker GP, is the general partner to the Delaware limited partnerships Diker Value Tech Fund, LP ("VT"), Diker Value Tech QP Fund, LP ("VTQP"), Diker Small Cap Fund, LP ("SC"), the Diker Small Cap QP Fund, LP ("SCQP") and Diker Micro Cap Fund LP ("MC") with respect to the Stock directly owned by VT, VTQP, SC, SCQP and MC (collectively, the "Diker Funds"). Diker Management is the investment manager of the Diker Funds, with respect to the shares of common stock held by the Diker Funds. As the sole general partner of the Diker Funds, Diker GP, has the power to vote and dispose of the shares of the common stock owned by the Diker Funds and, accordingly, may be deemed the beneficial owner of such shares. Pursuant to investment advisory agreements, Diker Management serves as the investment manager of the Diker Funds. Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management, and in that capacity direct their operations. Therefore, Charles M. Diker and Mark N. Diker may be beneficial owners of shares beneficially owned by Diker GP and Diker Management. The Diker parties disclaim all beneficial ownership, however, as affiliates of a registered investment adviser, and in any case disclaim beneficial ownership except to the extent of their pecuniary interest in the shares. The address for the Diker parties is 730 Fifth Avenue, 15th Floor, New York, NY 10019.

(5)	According to Schedule 13G filed November 17, 2011 and Form 4 filed September 10, 2012. Consists of (i) 707,500 shares (the “Fund Shares”) of common stock held by Compass Global Fund, LTD (“Fund”), (ii) warrants to purchase 234,375 shares (together with the Fund Shares, the “Fund Securities”) of common stock held by Fund, (iii) 31,250 shares of common stock held by Thomas L. Wallace, and (iv) warrants to purchase 7,812 shares of common stock held by Mr. Wallace. Fund is a share class of Compass Global Management, LTD. Mr. Wallace, as a Director and Manager of Compass, shares voting and dispositive power over the shares held by Fund. Mr. Wallace disclaims beneficial ownership of the Fund Securities (except to the extent of any pecuniary interest therein). The address for Compass, Fund and Mr. Wallace is 795 Ridge Lake Blvd., Ste. 106, Memphis, Tennessee 38120.

(6)	According to Schedule 13G filed January 4, 2012. Consists of (a) 312,500 shares of common stock and 78,125 shares of common stock issuable upon exercise of warrants exercisable within 60 days of August 15, 2011 held by Strome Alpha Fund, LP, a Delaware limited partnership (“Fund”), and (b) 312,500 shares of common stock and 78,125 shares of common stock issuable upon exercise of warrants exercisable within 60 days of August 15, 2011 held by Strome Alpha Offshore LTD, a Cayman Islands limited partnership (“Offshore”). Strome Investment Management, LP, a California limited partnership (“Management”) has the power to vote and dispose of the shares held by Fund and Offshore. Craig Bere is the Chief Operating Officer of Management and Mark Strome is the Chairman and Chief Investment Officer of Management. The address for each of Management, Fund and Offshore is 100 Wilshire Blvd., #1750, Santa Monica, California 90401.

(7)	According to Schedule 13G/A filed April 23, 2013. Consists of 547,062 shares of our common stock and 164,062 shares of our common stock issuable upon the exercise of warrants. Revelation Special Situations Fund Ltd (the “Fund”) and the Fund’s investment manager, Revelation Capital Management Ltd (“Revelation”), share voting and dispositive power over the shares held directly by the Fund. Chris Kuchanny, as a principal of Revelation, shares voting and dispositive power over the shares reported by it. Each of Revelation and Mr. Kuchanny disclaims beneficial ownership of these securities (except to the extent of any pecuniary interest therein). The address for each of the Fund, Revelation and Mr. Kuchanny is Canon’s Court, 22 Victoria Street, Hamilton HM 11, Bermuda.

(8)	According to Schedule 13G/A filed February 14, 2012. Mr. Akin and Talkot Fund, L.P. beneficially own 699,876 shares of our common stock. Of such 699,876 shares of our common stock, Thomas B. Akin directly beneficially owns 293,963 shares of our common stock, and Talkot Fund, L.P. directly beneficially owns 405,913 shares of our common stock. Mr. Akin is the Managing General Partner of Talkot Fund, L.P. The address for each of Mr. Akin and Talkot Fund, L.P. is 2400 Bridgeway, Suite 300, Sausalito, California 94965.

(9)	Consists of 914,700 shares of common stock held directly by Lone Star Value Investors, LP and exercisable options to purchase 14,663 shares of common stock held by Mr. Eberwein. Lone Star Value Investors GP, LLC is the general partner of, and controls, Lone Star Value Investors, LP. Lone Star Value Management, LLC exercises contractual voting and investment control over securities held by Lone Star Value Investors, LP. Mr. Eberwein is the managing member of Lone Star Value Management, LLC and exercises indirect voting and investment control over these securities. Mr. Eberwein disclaims beneficial ownership of these shares of the Issuer's common stock except to the extent of any pecuniary interest therein.

(10)	Includes 277,087 shares of common stock issuable upon exercise of options exercisable, and 1,820 shares of common stock issuable upon exercisable of warrants exercisable within 60 days of January 17, 2014. Also includes 3,831 shares of common stock issuable upon conversion of preferred shares.

(11)	Includes of 116,785 shares of common stock issuable upon exercise of options exercisable within 60 days of January 17, 2014.

(12)	Includes 200,048 shares of common stock issuable upon exercise of options exercisable within 60 days of January 17, 2014.

(13)	Includes 92,933 shares of common stock issuable upon exercise of options exercisable, and 730 shares of common stock issuable upon exercisable of warrants exercisable within 60 days of January 17, 2014. Also includes 1,536 shares of common stock issuable upon conversion of preferred shares.

(14)	Consists of 66,477 shares of common stock issuable upon exercise of options exercisable within 60 days of January 17, 2014.

(15)	Consists of 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days of January 17, 2014.

(16)	Consists of 12,450 shares of common stock issuable upon exercise of options exercisable within 60 days of January 17, 2014.

(17)	Includes 805,443 shares of common stock issuable upon exercise of options exercisable, and 2,550 shares of common stock issuable upon exercisable of warrants exercisable within 60 days of January 17, 2014. Also includes 5,367 shares of common stock issuable upon conversion of preferred shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since November 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of our total assets and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described in Item 11 of this annual report and the transactions described or referred to below. The audit committee of our board of directors is responsible for reviewing and approving any related person transactions.

In March 2013, we issued preferred stock in a private placement of our 5.0% Series F Convertible Preferred Stock.   The following individuals and entities participated in that private placement:

Participants	Number of Units Purchased	Purchase Price
Executive Officers and Directors
Elliott Bracket, Former Director	14,500	$29,906.25
Robert C. Sims, Former Chief Executive Officer	3,640	$7,507.50
Jennifer Crane, Chief Financial Officer	1,460	$3,011.25
David Cerf, Executive Vice President of Business and Corporate Development	3,640	$7,507.50

Stockholders
Affiliates of ACT Capital Management, LLLP	708,235	1,402,500*
Affiliates of Manchester Management Company, LLC	302,317	574,998.28*
Affiliates of Diker Management, LLC	727,272	1,499,998.49

* Includes conversion of promissory bridge notes.

Information regarding director independence is contained in Item 10 of this annual report.

Item 14.	Principal Accountant Fees and Services

Audit Fees

All services rendered by our registered public accounting firm, PMB Helin Donovan, LLP, are pre-approved by the audit committee.  PMB Helin Donovan, LLP has provided or is expected to provide services to us in the following categories and amounts:

	October 31,
	2012	2013

Audit fees (1)	$107,550	$99,300
Audit related fees(2)	$9,650	$79,150
Tax fees(3)	$39,980	$48,770
All other fees(4)	$11,600	$33,185

(1)      Audit fees – These are fees for professional services performed by PMB Helin Donovan, LLP for the audit of our annual consolidated financial statements and review of interim financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)      Audit-related fees – These are fees for assurance and related services performed by PMB Helin Donovan, LLP that are reasonably related to the performance of the audit or review of our financial statements.  For 2012, this amount primarily includes a review of our reports on Form 10-Q and Form 10-K.  For 2013, this amount primarily includes a review of our reports on Form 10-Q and Form 10-K, and our registration statement on Form S-1.

(3)      Tax fees – These are fees for professional services performed by PMB Helin Donovan, LLP with respect to tax compliance, tax advice and tax planning.  This includes preparation or review of original and amended tax returns for the Company and the Company’s consolidated subsidiaries; refund claims; payment planning; tax audit assistance; and tax work stemming from “Audit-Related” items.

(4)      All other fees – These are fees for other permissible work performed by PMB Helin Donovan, LLP that does not meet the above category descriptions.

Pre-Approval Policy

Our Audit Committee must provide advance approval for all audit and non-audit services, other than de minimis non-audit services.

PART IV

Item 15.	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements.

The response to this portion of Item 15 is submitted as a separate section of this report. See “Index to Financial Statements and Schedules” at page F-1.

2.	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.1.2	Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K/A	001-15331	3.1	4/2/13
3.2	Amended and Restated Bylaws of Crossroads Systems, Inc.	8-K	001-15331	3.1	11/7/13
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
4.2	Form of Warrant by Crossroads Systems, Inc. in favor of the purchases in the March 2013 private placement	8-K	001-15331	4.1	3/25/13
4.3	Common Stock Purchase Warrant, dated July 22, 2013, by Crossroads Systems, Inc. in favor of CF DB EZ LLC	8-K	001-15331	4.1	7/24/13
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.2	Employment Agreement, dated as of October 13, 2003, by and between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.2	3/11/11
10.3	Severance Benefit Plan, dated February 11, 2002, between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.3	3/11/11
10.4	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.5	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.7	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	8-K	001-15331	10.1	7/16/13
10.8	Amended and Restated Employment Agreement, dated November 21, 2013, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr.	8-K	001-15331	10.1	11/25/13

10.9	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.10	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.11†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.12.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.12.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
10.13	Professional Agreement, dated July 31, 2012, between Crossroads Systems, Inc. and Iron Mountain Information Management, Inc.	8-K	001-15331	10.1	8/2/12
10.14	Securities Purchase Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.15	Registration Rights Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.16	Securities Purchase Agreement, dated March 22, 2013, by and among Crossroads Systems, Inc. and the Buyers party thereto	8-K	001-15331	10.1	3/25/13
10.17	Registration Rights Agreement, dated as of March 28, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	8-K	001-15331	10.1	3/25/13
10.17.1	Amendment to Registration Rights Agreement, dated July 3, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	S-1/A	333-188549	10.17.1	7/8/13
10.18	Separation Offer and Release, effective as of May 8, 2013, between Robert C. Sims and Crossroads Systems, Inc.	8-K	001-15331	10.1	5/14/13
10.19	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and Brian Bianchi	8-K	001-15331	10.1	6/10/13
10.20	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and David Cerf	8-K	001-15331	10.2	6/10/13
10.21	Amended and Restated Agreement of Limited Partnership of KIP CR P1 LP	8-K	001-15331	10.1	7/24/13
10.22	Credit Agreement, dated July 22, 2013, by and among Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.2	7/24/13
10.23	Guaranty and Security Agreement, dated July 22, 2013, by KIP CR P1 LP in favor of Fortress Credit Co LLC	8-K	001-15331	10.3	7/24/13
10.24	Guaranty and Security Agreement, dated July 22, 2013, by Crossroads Systems (Texas), Inc. in favor of Fortress Credit Co LLC	8-K	001-15331	10.4	7/24/13
10.25	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to KIP CR P1 LP	8-K	001-15331	10.5	7/24/13
10.26	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to Crossroads Systems (Texas), Inc.	8-K	001-15331	10.6	7/24/13
10.27	Assignment of Patent Rights, dated July 22, 2013, by Crossroads Systems, Inc. in favor of KIP CR P1 LP	8-K	001-15331	10.7	7/24/13
10.28	Non-Exclusive License Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and KIP CR P1 LP	8-K	001-15331	10.8	7/24/13

10.29	Registration Rights Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.9	7/24/13
10.30	Agreement Regarding Issue Price dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	S-1/A	333-188549	10.30	8/22/13
10.31	Compromise, Settlement and Mutual Release Agreement, effective as of December 19, 2013, by and between Crossroads Systems, Inc. and Iron Mountain Information Management, LLC.	8-K	001-15331	10.1	12/20/13
21.1	List of Subsidiaries					X
23.1	Consent of PMB Helin Donovan, LLP.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Schema Linkbase Document					X
101.CAL*	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Labels Linkbase Document					X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document					X

†  Confidential materials redacted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

By:	/s/ Richard K. Coleman, Jr.
Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. Eberwein	Director and Chairman of the Board of Directors	January 23, 2014
( Jeffrey E. Eberwein )

/s/ Richard K. Coleman, Jr.	President, Chief Executive Officer and Director	January 23, 2014
(Richard K. Coleman, Jr.)	(Principal Executive Officer)

/s/ Jennifer Ray Crane	Chief Financial Officer	January 23, 2014
(Jennifer Ray Crane)	(Principal Accounting Officer)

/s/ Robert G. Pearse	Director	January 23, 2014
(Robert G. Pearse)

/s/ Don Pearce	Director	January 23, 2014
(Don Pearce)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Crossroads Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crossroads Systems, Inc. and subsidiaries (the Company) as of October 31, 2012 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2012 and 2013, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein when considered in relation to the basic consolidated financial statements.

/s/ PMB HELIN DONOVAN, LLP

Austin, Texas
January 23, 2014

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,	October 31,
	2012	2013
ASSETS

Current assets:
Cash and cash equivalents	$6,895	$7,795
Accounts receivable, net of allowance for doubtful accounts of $102 and $94, respectively	2,847	2,301
Inventory	376	313
Prepaid expenses and other current assets	309	694
Total current assets	10,427	11,103

Property and equipment, net	1,521	1,031
Other assets	76	256
Total assets	$12,024	$12,390

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,260	$1,066
Accrued expenses	2,879	2,095
Deferred revenue	1,306	1,090
Current portion of long term debt, net of debt discount	2,948	1,605
Total current liabilities	8,393	5,856

Long term debt, net of debt discount	1,370	6,984
Long term derivative liability	-	772
Other long term liabilities	264	299

Commitments and contingencies (See Note 8)	-	-

Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 and 4,231,154 shares issued and outstanding, respectively, net	-	6,394

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,679,860 and 11,949,937 shares issued and outstanding, respectively	12	12
Additional paid-in capital	204,582	208,702
Accumulated other comprehensive loss	(39)	(51)
Accumulated deficit	(202,558)	(216,578)
Total stockholders' equity (deficit)	1,997	(7,915)
Total liabilities and stockholders' equity (deficit)	$12,024	$12,390

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)

	Year Ended
	October 31,
	2012	2013
Revenue:
Product	$5,856	$5,412
IP license, royalty and other	8,143	7,222

Total revenue	13,999	12,634

Cost of revenue:
Product	642	777
IP license, royalty and other	2,301	2,401

Total cost of revenue	2,943	3,178

Gross profit	11,056	9,456

Operating expenses:
Sales and marketing	6,386	6,941
Research and development	11,408	10,475
General and administrative	3,590	4,728
Amortization of intangible assets	110	-

Total operating expenses	21,494	22,144

Loss from operations	(10,438)	(12,688)

Interest expense	(241)	(909)
Change in value of derivative liability	-	1,538
Other (expense) income	(17)	2

Net loss	$(10,696)	$(12,057)

Dividends and beneficial conversion on preferred stock	$-	$(2,208)
Net loss available to common stockholders, basic and diluted	$(10,696)	$(14,265)
Net loss per share available to common stockholders, basic and diluted	$(0.95)	$(1.20)

Shares used in computing net loss per share:
Available to common stockholders, basic and diluted	11,245,813	11,857,879

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance at October 31, 2011	10,923,543	$11	$199,750	$(191,862)	$(40)	$7,859

Issuance of common stock	587,083	1	3,017	-	-	3,018
Stock options exercised	71,526	-	150	-	-	150
Stock warrants exercised	13,749	-	44	-	-	44
Stock-based compensation	83,959	-	1,621	-	-	1,621
Foreign currency translation adjustment	-	-	-	-	1	1
Net loss	-	-	-	(10,696)	-	(10,696)

Balance at October 31, 2012	11,679,860	$12	$204,582	$(202,558)	$(39)	$1,997

Issuance of common stock	4,928	-	9	-	-	9
Stock options exercised	61,497	-	77	-	-	77
Stock-based compensation	146,555	-	1,357	-	-	1,357
Warrants issued with long term debt	-	-	1,374	-	-	1,374
Warrants issued with preferred stock	-	-	1,543	-	-	1,543
Deemed dividend on reclassification of warrants	-	-	(1,543)	(767)	-	(2,310)
Beneficial conversion of preferred stock	-	-	1,090	(1,090)	-	-
Common stock dividends issued to preferred shareholders	57,097	-	106	(106)	-	-
Beneficial conversion feature on convertible notes	-	-	107	-	-	107
Foreign currency translation adjustment	-	-	-	-	(12)	(12)
Net loss	-	-	-	(12,057)	-	(12,057)

Balance at October 31, 2013	11,949,937	$12	$208,702	$(216,578)	$(51)	$(7,915)

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	October 31,
	2012	2013

Cash flows from operating activities:
Net loss	$(10,696)	$(12,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	711	821
Interest incurred on conversion to preferred stock	-	55
Gain on change in value of derivative liability	-	(1,538)
Amortization of debt discount	-	370
Amortization of intangible assets	110	-
Loss on disposal of property and equipment	17	6
Stock-based compensation	1,680	1,034
Provision for doubtful accounts receivable	31	(8)
Changes in assets and liabilities:
Accounts receivable	(219)	563
Inventory	(188)	63
Prepaid expenses and other assets	(27)	(608)
Accounts payable	(968)	(171)
Accrued expenses	665	(475)
Deferred revenue	435	(199)
Net cash used in operating activities	(8,449)	(12,144)
Cash flows from investing activities:
Purchase of property and equipment	(944)	(333)
Proceeds from sale of property and equipment	15	-
Purchase of held-to-maturity investments	(185)	-
Maturity of held-to-maturity investments	3,570	-
Net cash provided by (used in) investing activities	2,456	(333)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	3,212	87
Proceeds from issuance of preferred stock, net of expenses	-	7,333
Proceeds from issuance of bridge loan	-	550
Proceeds from issuance of debt	3,000	9,716
Repayment of debt	(655)	(4,315)
Net cash provided by financing activities	5,557	13,371

Effect of foreign exchange rate on cash and cash equivalents	(5)	6
Net (decrease) increase in cash and cash equivalents	(441)	900
Cash and cash equivalents, beginning of period	7,336	6,895
Cash and cash equivalents, end of period	$6,895	$7,795

Supplemental disclosure of cash flow information:

Cash paid for interest	$194	$397
Cash paid for income taxes	$1	$6

Supplemental disclosure of non cash financing activities:

Conversion of bridge note to preferred stock	$-	$605
Reclassification of warrants to long term derivative liability	$-	$2,310
Beneficial conversion feature on convertible notes	$-	$107
Beneficial conversion associated with preferred stock	$-	$1,090
Common stock dividends issued to preferred shareholders	$-	$106
Warrants issued with long term debt	$-	$1,374
Warrants issued with preferred stock	$-	$1,543

See accompanying notes to the consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. and its wholly-owned subsidiaries (“Crossroads” or the “Company”).  Headquartered in Austin, Texas, Crossroads Systems, a Delaware corporation, is a global provider of data archive solutions.  Through the innovative use of new technologies, Crossroads delivers customer-driven solutions that enable proactive data security, advanced data archiving, optimized performance and significant cost-savings.

Principles of Consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, and proceeds from the sale of common stock will be sufficient to fund the anticipated operations for fiscal 2014.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

KIP CR P1 LP (which we refer to as the partnership (see Note 9)), of which the Company is a limited partner and of which an affiliate of Fortress is the general partner, the investment in KIP CR P1 LP is accounted for using the equity method. The current investment balance is nominal at October 31, 2013.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase. While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits. As of October 31, 2013, total uninsured deposits were $7.5 million. The Company has not experienced any losses in such accounts.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out method. Adjustments to reduce the carrying value of inventory to its net realizable value are made for estimated excess, obsolete or impaired balances. These adjustments are measured as the excess of the cost of the inventory over its market value based upon assumptions about future demand and charged to cost of revenue. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of the original cost basis or increases in the newly established cost basis.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. The Company considers historical performance and future estimated results in its evaluation of impairment.

The Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments. Because the Company operates as a single reporting unit, the Company is considered as a whole when evaluating long-lived assets for impairment.

Derivative Liabilities

The Company, in accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, convertible preferred shares are accounted for net, outside of stockholder’s equity and warrants are accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect.

The Series F warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, a dynamic Black Scholes Merton formula is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock will be treated as a dividend.

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

Product Revenue

Product revenue includes software licenses delivered via license key and software solutions delivered via a hardware appliance. Product sales include a perpetual license to the Company’s software that is essential to the functionality of the hardware. Revenue for products sold to strategic partners, including value added resellers (“VARs”) and original equipment manufacturers (“OEMs”), and to end users is generally recognized upon shipment. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, the Company recognizes revenue upon end user acceptance, which typically occurs after delivery and installation are completed.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IP License, Royalty and Other Revenue

IP license, royalty and other revenue consists of revenue from the licensing of intellectual property (“IP”), royalty payments from Hewlett Packard (“HP”), and sales of post-contract support (“PCS”) service.

IP License Revenue

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in specific products they offer. The timing and amount of revenue recognized from IP license agreements depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patents in the customer’s past shipments, patent licensing royalties on covered products sold going forward, cross-licensing terms between the Company and other parties, and settlement of patent litigation. Through October 31, 2013, no amounts have been allocated to the cross-licensing or the settlement of patent litigation elements.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For established products, the Company uses VSOE. For new products, installation and professional services for which the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP. The objective of ESP is to determine the price at which the Company would transact a sale if these items were sold on a standalone basis. In determining ESP, the Company uses the cost to provide the new product, installation or professional service plus a margin. When using cost plus a margin, the Company considers the total cost of the item to establish strategic partner pricing. The Company also considers the historical margins for established products and other factors, including any changes to pricing methodologies, competitiveness of new products, installation and professional services, pricing pressures due to entering a new market, and cost drivers that could cause future margins to differ from historical margins.

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

Contracts to Modify or Customize Products

The Company periodically enters into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, the Company first looks to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  The Company then considers the appropriate recognition model for each accounting element based on the nature of the element and applies the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.

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

The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within its consolidated statement of operations (Note 11).

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 3,129,340 and 12,287,459 for the years ended October 31, 2012 and 2013, respectively. The dilutive common stock equivalents for the year ended October 31, 2013 include warrants to purchase 4,735,395 shares of common stock, 4,231,154 shares of preferred stock, which are excluded until converted to common shares (Note 9), and stock options to purchase 3,320,910 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net income, (i) beneficial conversion feature on convertible preferred stock of $1.1 million, (ii) preferred dividends paid and accrued of $0.3 million, and (iii) deemed dividends on the reclassification of preferred stock warrants from equity to a liability of $0.8 million.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs for the years ended October 31, 2012 and 2013 were approximately $7,000 and $18,000, respectively.

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

Net income recorded by Crossroads Europe, GmbH, was approximately $0.1 million during both fiscal years 2012 and 2013. Assets of Crossroads Europe, GmbH account for approximately 3% of the consolidated net assets for fiscal years 2012 and 2013, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measurements, a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is applied as follows:

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

As of October 31, 2012 and 2013, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of October 31, 2012 and 2013, the Company held no investments. The following table represents the Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of October 31, 2013 (in thousands):

Fair Value Table

	Balance at October 31, 2013	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$772	$-	$-	$772
	$772	$-	$-	$772

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $6,394,000 with the warrants accounted for as liabilities at their fair value of $772,000 as of October 31, 2013. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend. The changes in liabilities measured using significant unobservable inputs for the year ended October 31, 2013 was as follows (in thousands) (see Note 9 explaining the revaluation of Series-F Preferred Stock and Warrants):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level Three Roll-forward	Derivative Liability	Total

Balance October 31, 2012	$-	$-
Fair value of derivative liability reclassified from equity	2,310	2,310
Change in fair value	(1,538)	(1,538)
Balance October 31, 2013	$772	$772

3.	INVENTORY

Inventory, net, consists of the following (in thousands):

	October 31,	October 31,
	2012	2013

Raw materials	$322	$204
Finished goods	54	109
	$376	$313

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,	October 31,
		2012	2013
	Life (years)
Equipment	1-3	$18,960	$18,390
Furniture and fixtures	5	691	789
Leasehold improvements	5	568	576
		20,219	19,755
Less: Accumulated depreciation		(18,698)	(18,724)
		$1,521	$1,031

Depreciation expense was approximately $711,000 and $821,000 for the years ended October 31, 2012 and 2013, respectively.

5.	ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	October 31,
	2012	2013

Payroll related	$1,871	$1,470
Professional services	620	359
Customer deposits	12	-
Warranty reserve	11	41
Other	365	225
	$2,879	$2,095

Included in payroll related accrued expenses as of October 31, 2012 was $790,000 related to bonus compensation, $465,000 of which was settled in December 2012 with 146,555 shares of common stock.  Included in payroll related accrued expenses as of October 31, 2013 was $202,000 related to bonus compensation, $135,000 of which was settled in January 2014 with 66,081 shares of common stock.  Also included in payroll related accrued expenses as of October 31, 2013 was $326,000 of unpaid severance, relating to the reduction in force which occurred October 24, 2013, and $142,000 of unpaid severance, relating to the termination of the CEO on May 8, 2013.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2012 and 2013 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2012
Warranty reserve	$22	$16	$(27)	$11

Year ended October 31, 2013
Warranty reserve	$11	$58	$(28)	$41

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	October 31,
	2012	2013

Product	$315	$47
Services	991	1,043
	$1,306	$1,090

6.	CONCENTRATIONS

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

The percentage of sales to significant customers was as follows:

	October 31,
	2012	2013

Customer A	49.1%	45.0%
Customer B	13.5%	13.3%
Customer C	1.7%	9.2%

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The percentage of accounts receivable, net from significant customers was as follows:

	October 31,
	2012	2013

Customer A	66.4%	55.3%
Customer B	0.0%	0.3%
Customer C	0.7%	22.3%

The level of sales to any customer may vary from quarter to quarter.  However, the Company expects that significant customer concentrations will continue for the foreseeable future.  The loss of any one of these customers, or a decrease in the level of sales to any one of these customers could have a material adverse impact on the Company’s financial condition or results of operations.

7.    LINE OF CREDIT AND LONG TERM LIABILITIES

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

The accounting treatment of debt issuance costs are indicated in ASC 835-30-45-3 and ASC 470-50-40-17 to 19.  Debt issuance costs should be recorded as a deferred charge and amortized over the term of the debt using the interest method. The effective interest rate of the combined Fortress loans is 13.37%.  The notes have a statutory rate of 10%.  The effective rate is higher due to the use of the effective interest method to calculate the monthly expense, which includes debt discount, and loan origination fee amortization.  Aggregate future principal payments of long-term debt outstanding are as follows as of October 31, 2013 (in thousands):

	Fiscal Year
	2014	2015	2016	Total

Aggregate future principal payments of long-term debt outstanding	$2,500	$5,000	$2,500	$10,000

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

As a condition to and in connection with the Credit Agreement, the Company issued to Fortress warrants to purchase 1,454,545 shares of the Company’s common stock at an exercise price of $2.0625 per share (“Fortress Warrants”).

The Fortress Warrants are exercisable on or after October 22, 2013 and will expire on the seventh anniversary of the effective date of the Fortress transaction. If the Fortress Warrants are exercisable and there is no effective Registration Statement registering, or no current prospectus available for, the resale of, the shares of common stock issuable upon exercise of the Fortress Warrants, then the Fortress Warrants may also be exercised at such time by means of a “cashless exercise,” determined according to the terms of the Fortress Warrants.

The Fortress Warrants contain what is commonly referred to as “full-ratchet” anti-dilution protection, which provision will only be in effect if approved by the Company’s stockholders at its 2014 annual meeting of stockholders. Subject to stockholder approval, if, prior to the earlier to occur of (A) twelve months following the warrant issuance date of July 22, 2013 and (B) the date on which the Company indicates a positive earnings per share in its public disclosure, the Company issues or is deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.0625 per share, then the exercise price of the Fortress Warrants will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of common stock.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At October 31, 2013, the carrying amount of the notes payable to Fortress, net of debt discounts were recorded as follows: (in thousands)

Principal balance	$10,000
Unaccreted debt discount	(1,411)
Net carrying value of Fortress notes	8,589
Less current portion of debt	(1,605)
Long term portion of debt	$6,984

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through August 31, 2016. Rental expense under these agreements was approximately $380,000 and $415,000 for the years ended October 31, 2012 and 2013, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of approximately $381,000 per year through the lease term.

The minimum future payments under the terms of these Leases and other commitments at October 31, 2013 are as follows (in thousands)

Operating
Fiscal Year	Leases

2014	$424
2015	144
2016	8
2017	-
2018	-
Thereafter	-
$576

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit in November 2012 against Addonics, Inc., Crossroads Systems, Inc. v. Addonics Technologies, Inc.; Civil Action No. 1:12-CV-1090-SS (W.D. Tex - Austin Division), alleging infringement by the defendants of U.S. Patent Nos. 6,425,035 and 7,934,041. This case was settled during March 2013, and has been dismissed.

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. Dot Hill has filed a motion to dismiss and Crossroads has filed its response. The action is pending.

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation alleging infringement by Oracle Corporation of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc., v. Oracle Corporation; Civil Action No. 1:13-CV-895-SS (W.D. Tex., Austin Division)). Oracle has not yet answered the complaint. The action is pending.

The Company filed a lawsuit on November 26, 2013 against Tandberg Data Corporation alleging infringement by Tandberg Data Corporation of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Tandberg Data Corporation; Civil Action No. 1:13-cv-01026-SS (W.D. Tex., Austin Division)). Tandberg Data has not yet answered the complaint. The action is pending.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). Huawei has not yet answered the complaint. The action is pending.

The Company filed a lawsuit on November 26, 2013 against Dell Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:13-cv-01023-SS (W.D. Tex., Austin Division)). Dell has not yet answered the complaint. The action is pending.

9.  STOCKHOLDERS’ EQUITY

2010 Private Placement

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 1.47%, and expected term of 5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of October 31, 2013, there were 998,096 warrants outstanding.

Iron Mountain Private Placement

On July 31, 2012, the Company issued and sold to Iron Mountain Incorporated (“IRM”) 582,524 shares of its common stock at $5.15 per share, for an aggregate purchase price of $3 million. The Company also entered in a registration rights agreement with IRM, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) at IRM’s request, no later than sixty days following such request, and to keep it continuously effective until the shares covered by the registration statement have been sold or become eligible for sale pursuant to SEC Rule 144 without restriction on the volume of securities that may be sold in any single transaction, assuming for this purpose that the security holders are not affiliates of the Company. On December 19, 2013, the Company and IRM mutually agreed to end their agreement involving co-promoted product development (refer to Note 14). As part of the settlement IRM also agreed that it would not transfer the shares without the Company’s prior written consent until the two-year anniversary date of the settlement, and that it would vote the shares consistent with the recommendation of the Crossroads Board of Directors.

2013 Private Placement

On March 22, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock equal per share of convertible preferred stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The convertible preferred stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $ 2,284,000. The relative fair value of these warrants totaling $1,543,000 were intially allocated to additional paid in capital. The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $1,090,000. This amount was recorded, upon issuance, as a deemed dividend.  Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds.  The warrants were exercisable immediately upon issue, and expire March 22, 2018.  Stock dividends valued at $106,000 were issued in fiscal year 2013, by issuing 57,097 shares of common stock.

In connection with the Fortress Transactions, the Company transferred substantially all of our patents, other than our ’972 patent family, to a limited partnership KIP CR P1 LP of which we are a limited partner and of which an affiliate of Fortress is the general partner. The partnership now controls 109 pending or granted non-’972 patents. There was no licensing activity during fiscal year 2013 associated with these patents. The Company, as the sole limited partner, can replace the General Partner with or without cause with a majority vote. The Company accounts for the investment in the partnership on a consolidated basis using the equity method of accounting.

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares and are accounted for net outside of stockholders’ equity at $6,394,000 with the warrants accounted for as liabilities at their fair value of $772,000 as of October 31, 2013. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrants related to the Series F Preferred Shares were revalued at October 31, 2013 using the Black-Scholes pricing model at approximately $772,000.  The dynamic Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 65%, risk free interest rate of 1.10%, and expected term of 4.4 years.

The convertible preferred stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes issuance of up to 4,500,000 shares of convertible preferred stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of convertible preferred stock to convert the convertible preferred stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. The holders of shares of the convertible preferred stock are entitled to a liquidation preference equal to the original issuance price, plus unpaid dividends, which was $0.2 million at October 31, 2013.

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

The full ratchet anti-dilution provisions in the Company’s convertible preferred stock and warrants issued in its March 2013 private placement (discussed above) were not in effect until those provisions were approved by a vote of the Company’s stockholders at its 2013 annual meeting held on June 21, 2013. Upon approval of these provisions the warrants were reclassified as a derivative liability and recorded at fair value. Also upon approval of the full ratchet anti-dilution provision the Series F convertible preferred stock were potentially convertible into more shares of common stock than currently authorized, therefore those shares were classified in temporary equity. Upon the expiration of the full ratchet anti-dilution provisions on the one-year anniversary of the March 2013 private placement, the Company expects the preferred stock and warrants to be reclassified back to permanent stockholders' equity.

In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

Series F Preferred Shares

Net proceeds from issuance of Series-F Preferred Shares	$7,937
Discount related to allocation of relative fair value of warrants	(1,543)
Net Series-F Preferred shares	$6,394

The Company filed a registration statement to register these securities on Form S-1 on May 10, 2013 with the Securities and Exchange Commission (“SEC”).

Dividends on the Series F convertible preferred stock will accrue at an annual rate of 5.0% of the original issue price and will be payable on a semi-annual basis. The convertible preferred ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. Pursuant to a registration rights agreement entered into with the purchasers of the Series F convertible preferred stock, in the event that a registration statement for the resale of the common stock underlying the convertible preferred stock and March 2013 warrants was not declared effective prior to July 26, 2013 (120 days from the closing of the March 2013 private placement), then the rate at which dividends accrued on the convertible preferred stock would be increased to an annual rate of 12.0% from that date until such time as a registration statement is declared effective, at which time the dividend rate reverts to an annual rate of 5.0%. The registration statement was not declared effective by July 26, 2013, and as a result the dividend rate on the convertible preferred stock increased to an annual rate of 12.0%, until September 19, 2013 when it was declared effective. We may elect to satisfy our obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof, in our discretion.

On February 28, 2013, in connection with the 2013 Private Placement, the Company issued convertible promissory notes to two investors, in the aggregate principal amount of $550,000. Pursuant to the terms of the notes, both note holders had the right to convert the outstanding amounts under their notes into Series F convertible preferred stock shares at a discount of 15% to the issue price of the Series F convertible preferred stock. This resulted in a beneficial conversion feature of $107,000. Each note holder exercised this right and received 188,235 Series F convertible preferred stock shares, in the case of the note holder converting $330,000 of promissory notes and interest, and 156,863 Series F convertible preferred stock shares, in the case of note holder converting $275,000 of promissory notes and interest.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Fortress Credit Agreement

Effective July 22, 2013, the Company entered into a Credit Agreement with Fortress described above in Note 7. As a condition to and in connection with the Credit Agreement, the Company issued to Fortress the Fortress Warrant, pursuant to which Fortress is entitled to purchase 1,454,545 shares of the Company’s common stock at an exercise price of $2.0625 per share.

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

To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.  The Fortress Warrant was recorded at a fair value of $1,374,000 or $1.0625 per underlying warrant share.

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

As a result of common stock and preferred stock transactions, the Company has the following common stock warrants outstanding at October 31, 2013:

Warrants Outstanding
Warrant Transaction	Warrants Outstanding	Exercise Price
2010 Private Placement	998,096	$3.20
2013 Private Placement	2,282,754	$2.00
2013 Fortress Credit Agreement	1,454,545	$2.06
Total Warrants	4,735,395

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors and advisors.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan..  As of October 31, 2013, options to purchase 851,765 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,250,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal tofour percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.  As of October 31, 2013, options to purchase 3,031,534 shares of common stock were granted from the 2010 Plan, of which 2,469,145 were outstanding. During the years ended October 31, 2012 and 2013, common stock share grants of 83,959 and 146,555, respectively, were granted from the 2010 Plan.

As of October 31, 2013, options to purchase an aggregate of 3,320,910 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,874,145 were vested. Under the 2010 Plan, 496,820 shares of common stock were available for future grants as of October 31, 2013.  The shares of common stock reserved for future grant are reduced by 53,522 options previously exercised under the 2010 Plan, and 230,514 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close).The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. During 2013, the majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Years ended October 31,
	2012	2013

Cost of revenue	$29	$26
Sales and marketing	511	303
Research and development	608	243
General and administrative	532	462
Total stock-based compensation	$1,680	$1,034

During the year ended October 31, 2012 share based compensation expense of approximately $465,000 was accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2012. Accordingly, 146,555 shares of common stock were granted in December 2012 to satisfy this liability.  During the year ended October 31, 2013 share based compensation expense of approximately $147,000 was accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2013. Accordingly, 66,081 shares of common stock were granted in January 2014 to satisfy this liability.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s stock. The expected term represents an estimate of the time options are expected to remain outstanding based upon historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The variables used in the Black-Scholes calculation are listed below for the respective periods:

	Years ended October 31,
	2012	2013

Expected dividend yield	0%	0%
Expected volatility	69 - 71%	60 - 65%
Risk-free interest rate	0.7 - 1.0%	0.7 - 1.5%
Expected term (years)	6.1	4 - 5

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock option activity for the years ended October 31, 2012 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at October 31, 2011	2,216,473	$3.90	6.63	$3.5
Granted	170,154	$4.54
Forfeited	(183,857)	$6.43
Exercised	(71,526)	$2.09

Outstanding at October 31, 2012	2,131,244	$3.80	6.20	$1.4
Granted	1,815,313	$1.81
Forfeited	(564,150)	$4.09
Exercised	(61,497)	$1.33

Outstanding and expected to vest at October 31, 2013	3,320,910	$2.71	6.43	$-

Exercisable at October 31, 2013	1,874,145	$3.24	4.12	$-

The weighted average fair value per option granted during the years ended October 31, 2012 and 2013 was $2.99 and $0.96 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended October 31, 2012 and 2013 was $211,000 and $36,000 respectively. During the years ended October 31, 2012 and 2013, the amount of cash received from the exercise of stock options was $150,000 and $82,000, respectively.

The Company granted 13,000 options to non-employees during the year ended October 31, 2012 with a fair value of approximately $37,000, and granted 60,000 options during the year ended October 31, 2013, with a fair value of approximately $83,000.

At October 31, 2013, there was approximately $1,039,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.9 years. There were 538,513 and 647,610 options that became vested during the years ended October 31, 2012 and 2013, respectively, with the total fair value of these awards of approximately $975,000 and $1,001,000 respectively.

The following table shows information about outstanding stock options at October 31, 2013:

			Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Shares	Remaining	Average		Average
Exercise Prices			Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.64	-	$1.04	213,200	7.16	$0.87	213,200	$0.87
$1.21	-	$1.21	440,000	9.99	$1.21	-	$-
$1.22	-	$1.56	470,796	5.15	$1.51	432,982	$1.51
$1.57	-	$2.04	132,387	3.61	$1.79	131,962	$1.79
$2.05	-	$2.10	872,368	9.53	$2.10	50,000	$2.10
$2.11	-	$4.48	493,561	3.83	$3.68	448,353	$3.77
$4.49	-	$4.75	347,085	3.67	$4.70	277,491	$4.69
$4.76	-	$10.64	351,513	3.05	$5.82	320,157	$5.91

$0.64		$10.64	3,320,910	6.43	$2.71	1,874,145	$3.24

11.	INCOME TAXES

There was no recorded income tax benefit related to the losses of fiscal years 2012 or 2013 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carry-forwards.  The provision for income taxes due to continuing operations differs from the amount computed by applying the federal statutory rate of 35% to the loss before income taxes as follows (in thousands):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended October 31,
	2012	2013
Federal tax benefit at statutory rate	$(3,744)	$(4,219)
State income tax, net of federal tax benefit	(125)	(164)
Effect of foreign operations	(32)	(6)
Research and experimentation credit	(322)	(245)
Stock based compensation	336	149
Permanent differences and other	11	(395)
Change in valuation allowance	3,876	4,880
Tax benefit	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred taxes at October 31, 2012 and 2013 are as follows (in thousands):

	Years Ended October 31,
	2012	2013
Deferred Tax Assets:
Short term:
Inventory and other reserves	$1,051	$421

Long term:
Net operating losses	42,574	47,581
Research and experimentation credits	4,964	5,209
Basis of property and equipment	114	194
Deferred stock compensation	2,580	2,758
Long term deferred tax assets	50,232	55,742

Total deferred tax assets	51,283	56,163

Deferred Tax Liabilities:
Basis of property and equipment	-	-
Deferred tax liabilities	-	-

Valuation allowance	(51,283)	(56,163)
Net deferred tax asset	$-	$-

In assessing the usefulness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  At the end of the fiscal years ended October 31, 2012 and 2013, a full valuation allowance has been provided due to uncertainties regarding the future realization of the net deferred tax assets.

The Company had federal net operating loss carry-forwards available to reduce future taxable income of approximately $114.1 million and $128.0 million for the fiscal years ended October 31, 2012 and 2013, respectively.   The Company had federal research and experimentation credits available to reduce future tax of approximately $5.0 million and $5.2 million for the fiscal years ended October 31, 2012, and 2013, respectively.  The valuation allowance increased by approximately $3.9 million and $4.9 million during the fiscal years ended October 31, 2012, and 2013 respectively, primarily as a result in the changes in the net operating losses. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carry-forward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred stock compensation expense.   The Company also had foreign net operating loss carry-forwards available to reduce future foreign income of approximately $4.1 million and $4.0 million for fiscal years ended October 31, 2012 and 2013, respectively.

The federal net operating loss carry-forwards and research and experimentation credit carry-forwards expire from 2013 to 2032, if not utilized prior to that time.  Utilization of the federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986.  Any annual limitation may result in the expiration of net operating losses and research and experimentation credits before utilization.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not foresee any recognition of any unrecognized tax benefits during the next twelve months.  The major jurisdictions in which the Company files income tax returns include the U.S. and Germany.  The Company’s income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities.  As of October 31, 2013, the earliest year that the Company was subject to examination in these jurisdictions was 2009.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense, if any.

12.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.  All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.  The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.  In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan.  The Company made matching contributions $281,000 and $276,000 during the years ended October 31, 2012 and 2013, respectively.

13. RELATED PARTY TRANSACTIONS

During the years ended October 31, 2012 and 2013, the Company recognized $0.9 and $0.9 million, respectively, of revenue from IRM, one of the Company’s stockholders (refer to Note 9).  During the years ended October 31, 2012 and 2013 the Company recognized costs of revenue of $0.9 and $0.8 million, respectively, relating to IRM. As of October 31, 2012 and 2013, the Company had accounts receivable balances due from IRM of $0.2 million and $0.0 million, respectively.

14. SUBSEQUENT EVENT

On December 19, 2013, the Company and IRM mutually agreed to end their agreement involving co-branded product development.  The Company received $1.6 million in connection with the terminated contract in the first quarter of fiscal year 2014.  No amounts have been recorded in 2013 in connection with this termination, and no amounts are receivable as of October 31, 2013. IRM also agreed that it would not transfer the shares without the Company's prior written consent until the two-year anniversary date of the settlement, and that it would vote the shares consistent with the recommendation of Crossroads’ Board of Directors.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended October 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$71	$31	$-	$102
Year ended October 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$102	$-	$(8)	$94

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.1.2	Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K/A	001-15331	3.1	4/2/13
3.2	Amended and Restated Bylaws of Crossroads Systems, Inc.	8-K	001-15331	3.1	11/7/13
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
4.2	Form of Warrant by Crossroads Systems, Inc. in favor of the purchases in the March 2013 private placement	8-K	001-15331	4.1	3/25/13
4.3	Common Stock Purchase Warrant, dated July 22, 2013, by Crossroads Systems, Inc. in favor of CF DB EZ LLC	8-K	001-15331	4.1	7/24/13
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.2	Employment Agreement, dated as of October 13, 2003, by and between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.2	3/11/11
10.3	Severance Benefit Plan, dated February 11, 2002, between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.3	3/11/11
10.4	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.5	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.7	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	8-K	001-15331	10.1	7/16/13
10.8	Amended and Restated Employment Agreement, dated November 21, 2013, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr.	8-K	001-15331	10.1	11/25/13
10.9	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.10	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.11†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.12.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.12.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
10.13	Professional Agreement, dated July 31, 2012, between Crossroads Systems, Inc. and Iron Mountain Information Management, Inc.	8-K	001-15331	10.1	8/2/12
10.14	Securities Purchase Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	Registration Rights Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.16	Securities Purchase Agreement, dated March 22, 2013, by and among Crossroads Systems, Inc. and the Buyers party thereto	8-K	001-15331	10.1	3/25/13
10.17	Registration Rights Agreement, dated as of March 28, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	8-K	001-15331	10.1	3/25/13
10.17.1	Amendment to Registration Rights Agreement, dated July 3, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	S-1/A	333-188549	10.17.1	7/8/13
10.18	Separation Offer and Release, effective as of May 8, 2013, between Robert C. Sims and Crossroads Systems, Inc.	8-K	001-15331	10.1	5/14/13
10.19	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and Brian Bianchi	8-K	001-15331	10.1	6/10/13
10.20	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and David Cerf	8-K	001-15331	10.2	6/10/13
10.21	Amended and Restated Agreement of Limited Partnership of KIP CR P1 LP	8-K	001-15331	10.1	7/24/13
10.22	Credit Agreement, dated July 22, 2013, by and among Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.2	7/24/13
10.23	Guaranty and Security Agreement, dated July 22, 2013, by KIP CR P1 LP in favor of Fortress Credit Co LLC	8-K	001-15331	10.3	7/24/13
10.24	Guaranty and Security Agreement, dated July 22, 2013, by Crossroads Systems (Texas), Inc. in favor of Fortress Credit Co LLC	8-K	001-15331	10.4	7/24/13
10.25	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to KIP CR P1 LP	8-K	001-15331	10.5	7/24/13
10.26	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to Crossroads Systems (Texas), Inc.	8-K	001-15331	10.6	7/24/13
10.27	Assignment of Patent Rights, dated July 22, 2013, by Crossroads Systems, Inc. in favor of KIP CR P1 LP	8-K	001-15331	10.7	7/24/13
10.28	Non-Exclusive License Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and KIP CR P1 LP	8-K	001-15331	10.8	7/24/13
10.29	Registration Rights Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.9	7/24/13
10.30	Agreement Regarding Issue Price dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	S-1/A	333-188549	10.30	8/22/13
10.31	Compromise, Settlement and Mutual Release Agreement, effective as of December 19, 2013, by and between Crossroads Systems, Inc. and Iron Mountain Information Management, LLC.	8-K	001-15331	10.1	12/20/13
21.1	List of Subsidiaries					X
23.1	Consent of PMB Helin Donovan, LLP.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Schema Linkbase Document					X
101.CAL*	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Labels Linkbase Document					X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document					X

†  Confidential materials redacted and filed separately with the Securities and Exchange Commission.

