Form 10-Q
period 2014-01-31
CROSSROADS SYSTEMS INC
filed 2014-03-07
CIK 1093207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2014

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

As of March 7, 2014 Registrant had outstanding 12,883,023 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED January 31, 2014

PART I -        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,	January 31,
	2013	2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,795	$7,998
Accounts receivable, net of allowance for doubtful accounts of $94 and $100, respectively	2,301	3,001
Inventory	313	323
Prepaid expenses and other current assets	694	628

Total current assets	11,103	11,950

Property and equipment, net	1,031	841
Other assets	256	180

Total assets	$12,390	$12,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,066	$904
Accrued expenses	2,095	1,394
Deferred revenue	1,090	1,215
Current portion of long term debt, net of debt discount	1,605	2,763

Total current liabilities	5,856	6,276

Long term debt, net of debt discount	6,984	5,902
Long term derivative liability	772	3,957
Other long term liabilities	299	384

Commitments and contingencies (See Note 7)	-	-

Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 4,231,154 and 3,783,697 shares issued and outstanding, respectively, net	6,394	5,720

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,949,937 and 12,883,023 shares issued and outstanding, respectively	12	13
Additional paid-in capital	208,702	211,044
Accumulated other comprehensive loss	(51)	(50)
Accumulated deficit	(216,578)	(220,275)

Total stockholders' deficit	(7,915)	(9,268)

Total liabilities and stockholders' deficit	$12,390	$12,971

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	January 31,
	2013	2014

Revenue:
Product	$1,918	$1,230
IP license, royalty and other	1,633	2,895

Total revenue	3,551	4,125

Cost of revenue:
Product	194	236
IP license, royalty and other	754	383

Total cost of revenue	948	619

Gross profit	2,603	3,506

Operating expenses:
Sales and marketing	1,960	1,032
Research and development	2,857	1,531
General and administrative	876	1,338

Total operating expenses	5,693	3,901

Loss from operations	(3,090)	(395)

Gain on settlement	-	1,050

(Loss) income before interest and derivative expense	(3,090)	655

Other expense:
Interest expense	(54)	(587)
Change in value of derivative liability	-	(3,400)
Other expense	(1)	-

Net loss	$(3,145)	$(3,332)

Dividends attributable to preferred stock	$-	$(155)
Net loss available to common stockholders, basic and diluted	$(3,145)	$(3,487)
Net loss per share available to common stockholders, basic and diluted	$(0.27)	$(0.28)

Shares used in computing net loss per share:
Available to common stockholders, basic and diluted	11,819,003	12,368,715

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	January 31,
	2013	2014

Cash flows from operating activities:
Net loss	$(3,145)	$(3,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	201	198
Loss on change in value of derivative liability	-	3,400
Amortization of debt discount	-	341
Stock-based compensation	383	548
Provision for doubtful accounts receivable	(5)	6
Changes in assets and liabilities:
Accounts receivable	570	(707)
Inventory	(29)	(10)
Prepaid expenses and other assets	(37)	45
Accounts payable	(102)	(161)
Accrued expenses	(706)	(606)
Deferred revenue	264	213
Net cash used in operating activities	(2,606)	(65)
Cash flows from investing activities:
Purchase of property and equipment	(119)	(9)
Maturity of held-to-maturity investments	-	-
Net cash used in investing activities	(119)	(9)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	2	488
Repayment of debt	(1,720)	(208)
Net cash (used in) provided by financing activities	(1,718)	280

Effect of foreign exchange rate on cash and cash equivalents	4	(3)
Net (decrease) increase in cash and cash equivalents	(4,439)	203
Cash and cash equivalents, beginning of period	6,895	7,795
Cash and cash equivalents, end of period	$2,456	$7,998

Supplemental disclosure of cash flow information:

Cash paid for interest	$45	$256
Cash paid for income taxes	$1	$-

Supplemental disclosure of non cash financing activities:

Conversion of preferred stock to common stock	$-	$674
Common stock dividends issued to preferred shareholders	$-	$366
Conversion of derivative liability to equity	$-	$215

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

The accompanying unaudited condensed consolidated financial statements of Crossroads Systems, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2013 Annual Report on Form 10-K filed on January 23, 2014 (“2013 Form 10-K”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2013 and January 31, 2014, the results of its operations for the three months ended January 31, 2013 and 2014, and its cash flows for the three months ended January 31, 2013 and 2014. The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending October 31, 2014.

Principles of consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, and proceeds from the sale of equity will be sufficient to fund the anticipated operations for fiscal 2014.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

The Company’s investment in KIP CR P1 LP (to which the Company refers as the partnership), of which the Company is a limited partner and of which an affiliate of Fortress Investment Group LLC is the general partner, is accounted for using the equity method. The current investment balance is nominal at January 31, 2014.

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 3,178,929 and 11,932,823 for the three months ended January 31, 2013 and 2014, respectively. The dilutive common stock equivalents for the three months ended January 31, 2014 include warrants to purchase 4,582,416 shares of common stock, 3,783,697 shares of preferred stock, which are excluded until converted to common shares (Note 8), and stock options to purchase 3,566,710 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net income preferred dividends paid and accrued of $ 0.2 million.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of October 31, 2013 and January 31, 2014, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the principal balance of its debt obligations approximates fair value. The following table represents the Company’s fair value hierarchy for its financial instruments measured at fair value on a recurring basis as of January 31, 2014 (in thousands):

Fair Value Table

		Quoted Prices in Active	Significant Other	Significant
	Balance at January	Markets for Identical	Observable Inputs	Unobservable Inputs
	31, 2014	Liabilities (Level 1)	(Level 2)	(Level 3)

Derivative liability	$3,957	$-	$-	$3,957

	$3,957	$-	$-	$3,957

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $5,720,000 with the warrants accounted for as liabilities at their fair value of $3,957,000 as of January 31, 2014. The value of the derivative warrant liability is re-measured at each reporting period with changes in fair value recorded as “Change in value of derivative liability”. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend. The changes in liabilities measured using significant unobservable inputs for three months ended January 31, 2014 was as follows (in thousands) (see Note 8 explaining the revaluation of Series-F Preferred Stock and Warrants):

Level 3 Roll-forward	Derivative Liability
Balance October 31, 2013	$772
Change in fair value of derivative liability	3,400
Derivative liability converted to equity upon exercise	(215)
Balance January 31, 2014 (Unaudited)	$3,957

During the three months ended January 31, 2014 there were approximately 153,000 Series-F warrants exercised.

3.    INVENTORY

Inventory, net consists of the following (in thousands):

	October 31,	January 31,
	2013	2014
		(Unaudited)

Raw materials	$204	$222
Finished goods	109	101
	$313	$323

4. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,	January 31,
		2013	2014
	Life (years)		(Unaudited)
Equipment	1-3	$18,390	$18,373
Furniture and fixtures	5	789	788
Leasehold improvements	5	576	576
		19,755	19,737
Less: Accumulated depreciation		(18,724)	(18,896)
		$1,031	$841

Depreciation expense was approximately $201,000 and $198,000 for three months ended January 31, 2013 and 2014, respectively.

5.    ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	October 31,	January 31,
	2013	2014
		(Unaudited)

Payroll related	$1,470	$730
Professional services	359	487
Warranty reserve	41	41
Other	225	136
	$2,095	$1,394

Included in payroll related accrued expenses as of October 31, 2013 was $202,000 related to bonus compensation, $135,000 of which was settled in January 2014 with 66,081 shares of common stock.   Also included in payroll related accrued expenses as of October 31, 2013 was $326,000 of unpaid severance, relating to the reduction in force which occurred October 24, 2013, and $142,000 of unpaid severance, relating to the termination of our previous CEO’s employment on May 8, 2013.

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2013 and three months ended January 31, 2014 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2013
Warranty reserve	$11	$58	$(28)	$41

Three months ended January 31, 2014
Warranty reserve (Unaudited)	$41	$-	$-	$41

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	January 31,
	2013	2014
		(Unaudited)

Product	$47	$92
Services	1,043	1,123
	$1,090	$1,215

6. LINE OF CREDIT AND LONG TERM LIABILITIES

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

Effective July 22, 2013, the Company entered into a Credit Agreement with Fortress that provides for aggregate Term Loan commitments of up to $10 million. The Term Loan consists of a Term Loan A in the principal amount of $5 million, which matures July 22, 2016 and a Term Loan B in the principal amount of $5 million, which matures February 1, 2016. The Company drew down the full $10 million of both Term Loans on July 24, 2013. Interest on the Fortress notes is due monthly in arrears and the remaining principal balance accrues interest at 10% annually. Term Loan A is interest-only for the first 12 months and Term Loan B is interest-only for the first six months .

The accounting treatment of debt issuance costs is indicated in ASC 835-30-45-3 and ASC 470-50-40-17 to 19.  Debt issuance costs should be recorded as a deferred charge and amortized over the term of the debt using the interest method. The effective interest rate of the combined Fortress loans is 13.37%.   The notes have a statutory interest rate of 10%.   The effective rate is higher due to the use of the effective interest method to calculate the monthly expense, which includes debt discount, and loan origination fee amortization.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Fortress Transactions, the Company transferred substantially all of its patents, other than its ’972 patent family, to a limited partnership KIP CR P1 LP of which the Company is a limited partner and of which an affiliate of Fortress is the general partner. The partnership now controls 117 pending or granted non-’972 patents. There was no licensing activity during fiscal year 2013 associated with these patents. The general partner cannot be removed without the consent of Fortress. The Company accounts for the investment in the partnership on a consolidated basis using the equity method of accounting.

As a condition to and in connection with the Credit Agreement, the Company issued to Fortress warrants to purchase 1,454,545 shares of the Company’s common stock at an exercise price of $ 2.0625 per share (“Fortress Warrants”). See Note 8 for a discussion of the Fortress Warrants.

As of January 31, 2014, the carrying amount of the notes payable to Fortress and other, net of debt discounts, consists of the following (in thousands):

	October 31,	January 31,
	2013	2014
		(Unaudited)

Principal balance Fortress	$10,000	$9,792
Principal balance other	-	37
Unaccreted debt discount	(1,411)	(1,164)
Net carrying value of Fortress notes	8,589	8,665
Less current portion of debt	(1,605)	(2,763)
Long term portion of debt	$6,984	$5,902

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through August 31, 2016. Rental expense under these agreements was approximately $113,000 and $123,000 for the three months ended January 31, 2013 and 2014, respectively. The Company leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. The term of the extension agreement is five years, from March 1, 2010 through February 28, 2015, and represents a lease commitment of approximately $382,000 per year through the lease term.
Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill.  Dot Hill filed a motion to dismiss and the Court denied Dot Hill’s motion.  The action is proceeding in the Western District of Texas.

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation alleging infringement by Oracle Corporation of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc., v. Oracle Corporation; Civil Action No. 1:13-CV-895-SS (W.D. Tex., Austin Division)). Oracle has answered the complaint.  The action is pending.

The Company filed a lawsuit on November 26, 2013 against Tandberg Data Corporation alleging infringement by Tandberg Data Corporation of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Tandberg Data Corporation; Civil Action No. 1:13-cv-01026-SS (W.D. Tex., Austin Division)). Tandberg Data answered the complaint and the action is pending.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). Huawei has answered the complaint and the action is pending.

The Company filed a lawsuit on November 26, 2013 against Dell Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:13-cv-01023-SS (W.D. Tex., Austin Division)).  Dell answered the complaint and the action is pending.

8.    STOCKHOLDERS’ EQUITY

2010 Private Placement

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 1.47%, and expected term of 5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of January 31, 2014, there were 998,096 warrants outstanding.

Iron Mountain Private Placement

On July 31, 2012, the Company issued and sold to Iron Mountain Incorporated (“IRM”) 582,524 shares of its common stock at $5.15 per share, for an aggregate purchase price of $ 3 million. The Company also entered in a registration rights agreement with IRM, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) at IRM’s request, no later than sixty days following such request, and to keep it continuously effective until the shares covered by the registration statement have been sold or become eligible for sale pursuant to SEC Rule 144 without restriction on the volume of securities that may be sold in any single transaction, assuming for this purpose that the security holders are not affiliates of the Company.   On December 19, 2013, the Company and IRM mutually agreed to end their agreement involving co-promoted product development (refer to Note 11). As part of the settlement IRM also agreed that it would not transfer the shares without the Company’s prior written consent until the two-year anniversary date of the settlement, and that it would vote the shares consistent with the recommendation of the Company’s Board of Directors.

2013 Private Placement

On March 22, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $ 2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock equal per share of convertible preferred stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The convertible preferred stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants, totaling $1,543,000, were initially allocated to additional paid in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.   This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $1,090,000. This amount was recorded, upon issuance, as a deemed dividend.   Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds.   The warrants became exercisable on June 21, 2013, and expire March 22, 2018.   Stock dividends valued at $106,000 were issued in fiscal year 2013, by issuing 57,097 shares of common stock.  During the three months ended January 31, 2014, the Company issued 150,703 dividend common shares valued at approximately $366,000.

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares are accounted for net outside of stockholders’ equity at $5,720,000 with the warrants accounted for as liabilities at their fair value of $3,957,000 as of January 31, 2014. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings until the expiration of the ratchet provision on March 22, 2014 or upon approval of an amendment related to the ratchet removal to be voted on during the annual meeting on March 14, 2014.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrants related to the Series F Preferred Shares were revalued at October 31, 2013 using the Black-Scholes pricing model at approximately $772,000.   The dynamic Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 65%, risk free interest rate of 1.10%, and expected term of 4.4 years. At January 31, 2014 these warrants were revalued at approximately $3,957,000 using dynamic Black-Scholes inputs of:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.16%, and expected term of 4.2 years.

The convertible preferred stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes issuance of up to 4,500,000 shares of convertible preferred stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of convertible preferred stock to convert the convertible preferred stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. The holders of shares of the convertible preferred stock are entitled to a liquidation preference equal to the original issuance price plus any unpaid dividends.

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

The full ratchet anti-dilution provisions in the Company’s convertible preferred stock and warrants issued in its March 2013 private placement (discussed above) were not in effect until those provisions were approved by a vote of the Company’s stockholders at its 2013 annual meeting held on June 21, 2013. Upon approval of these provisions the warrants were reclassified as a derivative liability and recorded at fair value. Also upon approval of the full ratchet anti-dilution provision the Series F convertible preferred stock were potentially convertible into more shares of common stock than currently authorized, therefore those shares were classified in temporary equity. Upon the expiration of the full ratchet anti-dilution provisions on the one-year anniversary of the March 2013 private placement or approval of an amendment during the annual shareholders meeting on March 14, 2014, the Company expects the preferred stock and warrants to be reclassified back to permanent stockholders' equity.

In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend. During the three months ended January 31, 2014, there were 447,457 shares of Series-F Preferred shares converted to common shares with a value of approximately $674,000. The following table illustrates the carrying value of the Series-F Preferred shares; (in thousands)

Series F-Preferred Shares

Net proceeds from issuance of Series-F Preferred Shares	$7,937
Discount related to allocation of relative fair value of warrants	(1,543)
Net Series-F Preferred Shares October 31, 2013	6,394
Conversion of preferred shares to common shares	(674)
Net Series-F Preferred Shares January 31, 2014 (Unaudited)	$5,720

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividends on the Series F convertible preferred stock will accrue at an annual rate of 5.0% of the original issue price and will be payable on a semi-annual basis. The convertible preferred ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. Pursuant to a registration rights agreement entered into with the purchasers of the Series F convertible preferred stock, in the event that a registration statement for the resale of the common stock underlying the convertible preferred stock and March 2013 warrants was not declared effective prior to July 26, 2013 (120 days from the closing of the March 2013 private placement), then the rate at which dividends accrued on the convertible preferred stock would be increased to an annual rate of 12.0% from that date until such time as a registration statement is declared effective, at which time the dividend rate reverts to an annual rate of 5.0%. The registration statement was not declared effective by July 26, 2013, and as a result the dividend rate on the convertible preferred stock increased to an annual rate of 12.0%, until September 19, 2013 when it was declared effective. The Company may elect to satisfy our obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof, in our discretion. During the three months ended January 31, 2014 the Company elected to issue 150,703 shares of common stock to satisfy accrued dividends. Accrued and unpaid dividends were valued at $33,000 as of January 31, 2014.

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

The Company has the following common stock warrants outstanding at January 31, 2014:

Warrants Outstanding

Warrant Transaction	Warrants Outstanding	Exercise Price
2010 Private Placement	998,096	$3.20
2013 Private Placement	2,129,775	$2.00
2013 Fortress Credit Agreement	1,454,545	$2.06
Total Warrants	4,582,416

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

The Fortress Warrants previously contained what is commonly referred to as “full-ratchet” anti-dilution protection pursuant to which, if the Company issued or was deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.0625 per share, then the exercise price of the Fortress Warrants would have been reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of common stock. On January 23, 2014, the Company entered into a warrant amendment with the warrantholder, the sole purpose of which was to remove the “full-ratchet” anti-dilution provision of the warrant. This “full-ratchet” anti-dilution provision would have expired no later than July 22, 2014 under the original terms of the Warrant.

To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.   The Fortress Warrant was recorded in shareholders’ equity at a fair value of $1,374,000 or $ 1.0625 per underlying warrant share.

The Fortress Warrant is exercisable on or after October 22, 2013 and will expire on the seventh anniversary of the effective date of the Fortress Transactions. If the Fortress Warrant is exercisable and there is no effective Registration Statement registering, or no current prospectus available for the resale of the shares of common stock issuable upon exercise of the Fortress Warrant, then the Fortress Warrant may also be exercised at such time by means of a “cashless exercise,” determined according to the terms of the Fortress Warrant.

9.	STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors and advisors.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”).  As of January 31, 2014, options to purchase 693,217 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,500,000 shares of the Company’s common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.   As of January 31, 2014, options to purchase 3,576,998 shares of common stock were granted from the 2010 Plan, of which 2,873,493 were outstanding. During the three months ended January 31, 2013 and 2014, common stock share grants of 146,555 and 66,081, respectively, were granted from the 2010 Plan.

As of January 31, 2014, options to purchase an aggregate of 3,566,710 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,843,938 were vested. Under the 2010 Plan, 233,274 shares of common stock were available for future grants as of January 31, 2014.  The shares of common stock reserved for future grant are reduced by 96,638 options previously exercised under the 2010 Plan, and 296,595 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. During 2013, the majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations (in thousands):

	Three months ended January 31,
	2013	2014
		(Unaudited)

Cost of revenue	$7	$12
Sales and marketing	135	124
Research and development	120	201
General and administrative	121	211
Total stock-based compensation	$383	$548

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

	Three months ended January 31,
	2013	2014

Expected dividend yield	0%	0%
Expected volatility	69%	73 - 74%
Risk-free interest rate	0.7 - 0.8%	1.4 - 1.6%
Expected term (years)	6.1	4 - 5

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock option activity for the three months ended January 31, 2014 (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at October 31, 2013	3,320,910	$2.71	6.43	$–
Granted	545,464	$1.71
Forfeited	(183,798)	$4.00
Exercised	(115,866)	$1.55
Outstanding and expected to vest at January 31, 2014	3,566,710	$2.53	7.09	$3.2

Exercisable at January 31, 2014	1,843,938	$3.09	4.94	$1.3

The weighted average fair value per option granted during the three months ended January 31, 2013 and 2014 was $1.68 and $1.10 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended January 31, 2013 and 2014 was $1,000 and $127,000 respectively. During the three months ended January 31, 2013 and 2014, the amount of cash received from the exercise of stock options was approximately $1,600 and $180,000, respectively.

The Company granted 40,000 options to non-employees during the three months ended January 31, 2013 with a fair value of approximately $67,000, and granted 10,000 options during the three months ended January 31, 2014, with a fair value of approximately $14,000.

At January 31, 2014, there was approximately $1,158,000 of total unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.0 year. There were 119,369 and 243,622 options that became vested during the three months ended January 31, 2013 and 2014, respectively, with the total fair value of these awards of approximately $233,000 and $340,000 respectively.

The following table shows information about outstanding stock options at January 31, 2014:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Shares	Remaining	Average		Average
Exercise Prices			Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.64	-	$1.21	579,606	9.17	$1.11	184,606	$0.89
$1.21	-	$1.54	521,506	9.76	$1.50	127,756	$1.38
$1.54	-	$1.56	359,977	4.38	$1.56	331,609	$1.56
$1.56	-	$2.04	108,981	6.31	$1.80	83,556	$1.79
$2.04	-	$2.10	864,368	9.36	$2.10	166,095	$2.10
$2.10	-	$3.98	359,896	5.44	$3.14	269,129	$3.29
$3.98	-	$4.75	498,065	3.19	$4.62	433,861	$4.61
$4.75	-	$10.64	274,311	3.59	$5.76	247,326	$5.86

$0.64	-	$10.64	3,566,710	7.09	$2.53	1,843,938	$3.09

10.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.   All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.   In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan.   The Company made matching contributions $75,000 and $45,000 during the three months ended January 31, 2013 and 2014, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS

On December 19, 2013, the Company and IRM entered into a settlement agreement to end their contract involving the development of a co-branded product.   The Company received $1.6 million in connection with the terminated contract in the first quarter of fiscal year 2014.   The Company bifurcated the payment between amounts received for work performed on the development of the product of $550,000, and a gain from settlement of $1,050,000, included in “gain on settlement” income.  Included in the settlement was the return of title and ownership of the product developed to date for IRM along with return of any and all equipment purchased. The Company recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as a reduction in operating expenses.  IRM also agreed that it would not transfer any of its 582,524 shares of the Company’s common stock without the Company's prior written consent until the two-year anniversary date of the settlement, and that it would vote the shares consistent with the recommendation of the Company’s Board of Directors.

12. SUBSEQUENT EVENTS

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)).  Cisco has not yet answered the complaint. The action is pending.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. NetApp, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)).  NetApp has not yet answered the complaint. The action is pending.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)).  Quantum has not yet answered the complaint. The action is pending.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission.

Forward-Looking Statements

Various statements contained in or incorporated by reference into this quarterly report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our Form 10-K for the year ended October 31, 2013, as well as those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

·	ability to implement our business strategy, including the transition from a hardware storage company to a software solutions and services provider;
·	anticipated trends and challenges in our business and the markets in which we operate;
·	expected future financial performance;
·	expectations regarding our operating expenses;
·	ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress;
·	future adjustments to the conversion price of our convertible preferred stock and to the exercise price of the warrants issued in our March 2013 private placement;
·	ability to anticipate market needs or develop new or enhanced products to meet those needs;
·	ability to expand into other sectors of the storage market, beyond protection storage;
·	expectations regarding market acceptance of our products;
·	ability to compete in our industry and innovation by our competitors;
·	ability to protect our confidential information and intellectual property rights;
·	ability to successfully identify and manage any potential acquisitions;
·	ability to manage expansion into international markets;
·	ability to remediate any material weakness in our internal controls identified by our independent registered public accounting firm;
·	ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
·	ability to recruit and retain qualified sales, technical and other key personnel;
·	ability to obtain additional financing; and
·	ability to manage growth.

All forward-looking statements involve risks, assumptions and uncertainties. The occurrence of the events described, and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results. These risks, assumptions and uncertainties are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. In light of these risks, uncertainties and assumptions, the forward-looking events might not occur.

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

Our strategic focus is on long-term data preservation in markets experiencing high data growth. We currently ship the following products: StrongBox®, Read Verify Appliance® (“RVA”), SPHiNX™, and storage bridges and routers. All of our solutions solve data management problems involving storage, protection, and archiving. Our approach emphasizes long-term investment protection for our customers by reducing the complexities and ongoing costs associated with data protection and storage management. Moreover, our products are designed with a scalable architecture, which enables companies to purchase additional storage as needed and make it available instantly without operation-halting downtime. We sell these products through a network of OEM and strategic partners for our United States and European operations.

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property, or IP, licensees with go-forward royalties derived from the ‘972 patent family, which accounts for eight of our existing 117 granted patents and 5 pending patents as of January 31, 2014. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our patents. Historically, these cases have generally been settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit.

In July 2013, we entered into a loan transaction with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (we refer to those affiliates collectively as Fortress), which included the formation of a partnership controlled by Fortress (the “Partnership”) to which we assigned all of our existing and issued patents and applications other than our patents in the ’972 family. The Partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents, but we are unable to predict at this time when or if such efforts may commence or, if they do, whether they will be profitable. We also have the right, in connection with the repayment of the amounts due under the credit agreement and upon the payment of a pre-determined premium of $2.0 million (20% of the amount Fortress loaned to the Company), to buy out Fortress’s interest in the Partnership and return all of the rights to the assigned non-’972 patent rights to ourselves. We intend to periodically monitor and assess the viability and the value to us of such a buyout.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 139 employees as of October 31, 2012 and 45 employees as of January 31, 2014. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2013 Form 10-K.

Results of Operations

Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013

Revenue.   Total revenue increased $0.6 million, or 16.2%, to $4.1 million for the three months ended January 31, 2014 from $3.6 million for the three months ended January 31, 2013.

Product revenues for the three months ended January 31, 2014 decreased $0.7 million, or 35.9%, to $1.2 million compared with $1.9 million for the three months ended January 31, 2013 primarily due to a large sale of multiple petabyte licenses to FujiFilm during the fiscal first quarter of 2013, and reduced shipments of the OEM Sphinx product by HP during the fiscal first quarter 2014.

IP license, royalty and other revenue consists of the following for the three months ended January 31, 2013 and 2014:

	Three months ended January 31,
	2013	2014
	(in thousands)
IP license revenue	118	1,078
HP royalty and post contract service revenue	860	972
Post contract service and other service revenue (non-HP)	655	845
IP license, royalty and other revenue	1,633	2,895

IP license, royalty and other revenues for the three months ended January 31, 2014 increased $1.3 million, or 77.3%, to $2.9 million compared with $1.6 million for the three months ended January 31, 2013.

IP license revenue increased $1.0 million for the three months ended January 31, 2014, primarily as a result of the increased royalties received from IBM, due to their acquisition of Texas Memory Systems (“TMS”). TMS holds a license to utilize our ‘972 patents that was transferred to IBM upon the acquisition of TMS. HP royalty and post contract service revenue increased $0.1 million for the three months ended January 31, 2014, due to increasing support payment on our OEM Sphinx product shipped by HP. Post contract services and other service revenue (non-HP) increased $0.2 million due to increased revenue recognized from the Iron Mountain research and development services agreement.

Cost of Revenue.   Cost of revenue decreased $0.3 million, or 34.7%, to $0.6 million, for the three months ended January 31, 2014 from $0.9 million for the three months ended January 31, 2013. Product costs for the three months ended January 31, 2013 and 2014 remained consistent at $0.2 million. IP license, royalty and other costs decreased $0.4 million for the three months ended January 31, 2014 to $0.4 million from $0.8 million for the three months ended January 31, 2013, due to a reduction in cost of sales related to the Iron Mountain research and development agreement being finalized.

Sales and Marketing.   Sales and marketing expenses decreased approximately $1.0 million, or 47.3%, to $1.0 million for the three months ended January 31, 2014 from $2.0 million for the three months ended January 31, 2013. This decrease was due to decreased payroll, benefits, and stock based compensation of approximately $0.6 million, a decrease in evaluation units shipped of approximately $0.1 million, reduced expenses related to our German office of $0.1 million, and a general reduction in other sales and marketing overhead of $0.2 million due to a reduction in force that occurred in October of 2013. Headcount for Sales and Marketing departments has decreased from 44 to 17, or 61% from the fiscal first quarter ended January 31, 2013.

Research and Development.    Research and development expenses decreased approximately $1.4 million, or 46.4%, to $1.5 million for the three months ended January 31, 2014 from $2.9 million for the three months ended January 31, 2013. This decrease was due to decreases in payroll, benefits, and stock based compensation, due to a reduction in force which occurred in October of 2013. Headcount for Research and Development departments has decreased from 76 to 23, or 70% from the fiscal first quarter ended January 31, 2013.

General and Administrative.  General and administrative expenses increased $0.4 million, or 52.7%, to $1.3 million for the three months ended January 31, 2014 from $0.9 million for the three months ended January 31, 2013. The increase was due to increases in professional fees of $0.2 million, payroll, benefits and stock based compensation of $0.1 million, and insurance expenses of $0.1 million. We expect the absolute amount of general and administrative expenses going forward to be consistent.

Gain on settlement.  Gain on settlement increased $1.1 million, or 100.0%, for the three months ended January 31, 2014 from $0.0 million for the three months ended January 31, 2013. The increase was due to the bifurcation of the final payment received from IRM, between amounts received for work performed on the development of the product, and a gain from settlement. We recorded the amounts attributable to development in IP license and other revenue.

Interest expense.  Interest expense increased $0.5 million, or 987.0%, to $0.6 million for the three months ended January 31, 2014 from $0.1 million for the three months ended January 31, 2013. The increase was due to the Fortress credit arrangement entered into during fiscal year 2013.

Change in value of derivative liability.  The change in value of derivative liability increased to $3.4 million for the three months ended January 31, 2014 from $0 for the three months ended January 31, 2013. The change is the periodic revaluation of the warrants issued in connection with the Series F preferred shares sold during fiscal year 2013. At January 31, 2014, the Company engaged a third party firm to value the outstanding warrants. During the three months ended January 31, 2014, there were 152,979 warrants exercised leaving 2,129,775 warrants outstanding valued at approximately $3,957,000. This is an increase of approximately $3.4 million in warrant liability from the previous measurement date of October 31, 2013. Upon the expiration of the full ratchet anti-dilution provisions on the one-year anniversary of the March 2013 private placement or the shareholder approval of the expiration on March 14, 2014, the Company expects the preferred stock and warrants to be reclassified back to permanent stockholders' equity. At this time, the derivative liability associated with the warrants will be removed and recorded as a positive change in derivative liability in the statement of operations.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations, our working capital needs as well as the repayment of our $10 million line of credit with Fortress. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash and cash equivalents provided by operations (including IP licensing) and customer reimbursed expenses, proceeds from the sale of our common stock or preferred stock and exercises of options or warrants. Expected revenue from our StrongBox product has been slower to materialize than expected, as the selling cycle for StrongBox is longer than our other products. We may require additional capital from equity or debt financings to fund our operations or respond to competitive pressures or strategic opportunities. We are currently evaluating various alternatives to monetize our intellectual property or other financing arrangements. We may not be able to secure timely additional financing on favorable terms, or at all.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Three Month Ended January 31,
	2013	2014
	(in thousands)

Net cash used in operating activities	$(2,606)	$(65)
Net cash used in investing activities	(119)	(9)
Net cash (used in) provided by financing activities	(1,718)	280
Net (decrease) increase in cash and cash equivalents	(4,439)	203
Cash, cash equivalents, end of period	2,456	7,998

Net cash used in operating activities decreased from approximately $2.6 million in the three months ended January 31, 2013 to approximately $0.1 million in the three months ended January 31, 2014. Net loss for the three months ended January 31, 2014 was $3.3 million, a 5.9% increase in the net loss of $3.1 million during the three months ended January 31, 2013, although included in 2014 net loss were non-cash adjustments for the loss on change in fair value of derivative liability of $3.4 million, and amortization of debt discount of $0.3 million, reducing cash used in operating activities. These non-cash adjustments were offset partially by an increase in accounts receivable during the three months ended January 31, 2014.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts. Net cash used by investing activities was approximately $9,000 in the three months ended January 31, 2014 compared to $0.1 million in cash used by investing activities during the three months ended January 31, 2013. In the three months ended January 31, 2014, the entire use of cash related to the purchase of property and equipment, while in the three months ended January 31, 2013 are purchases of property and equipment of $0.1 million.

Cash flows provided by financing activities in the three months ended January 31, 2014 was $0.3 million. Proceeds from the sale of common stock, and exercise of options amounted to approximately $0.5 million, offset by the repayment of debt of $0.2 million. Cash used in financing activities in the three months ended January 31, 2013 was $1.7 million, primarily from the repayment of debt.

Financing Arrangements

Fortress Loan Transaction and Related Warrants . Effective July 22, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (such affiliates collectively, “Fortress”) that provides for aggregate term loan commitments of up to $10 million, consisting of a term loan A (“Term Loan A”) in the principal amount of $5 million and a term loan B (“Term Loan B” and, together with Term Loan A, the “Term Loans”) in the principal amount of $5 million. We drew down the full $10 million of both Term Loans on July 24, 2013. The obligations of the Company under the Credit Agreement are secured by, among other things, substantially all of the assets of the Company.  In connection with our entry into this loan transaction with Fortress, we transferred 109 pending or granted non-’972 patents, which constitute substantially all of our patents other than those relating to the Company’s ’972 patent family, to a limited partnership of which we are a limited partner and of which an affiliate of Fortress is the general partner. The limited partnership concurrently provided the Company a non-exclusive license to the assigned non-’972 patent rights for the life of such patents, subject to earlier termination if we undergo an insolvency event.

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

The Fortress Warrant previously contained what is commonly referred to as “full-ratchet” anti-dilution protection pursuant to which, if the Company issued or was deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.0625 per share, then the exercise price of the Fortress Warrant would be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of common stock.

On January 23, 2014, the warrantholder and Crossroads entered into an amendment to remove the “full-ratchet” anti-dilution provision. This “full-ratchet” anti-dilution provision would have expired no later than July 22, 2014 under the original terms of the Warrant.

Private Placements. On March 22, 2013, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses.

  Each unit consists of one share of 5.0% Series F convertible preferred stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of convertible preferred stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The warrants were valued using the Black-Scholes pricing model at approximately $2,284,000. This resulted in a beneficial conversion feature on the convertible preferred stock of approximately $1,090,000. This amount was recorded as a deemed dividend.

The convertible preferred stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes for issuance up to 4,500,000 shares of convertible preferred stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of convertible preferred stock to convert the convertible preferred stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. As of the date hereof, less than 90% of the aggregate number of shares of Sub-Series F-1 are outstanding, as the remainder have been voluntarily converted into common stock at the option of the holders. Therefore, the holders of Sub-Series F-1 shares are entitled to elect one director to our board of directors. The holders of shares of the convertible preferred stock are entitled to a liquidation preference equal to the original issuance price plus accrued and unpaid dividends.

The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). In addition, prior to the earlier to occur of (A) twelve months following the original issue date of March 28, 2013 and (B) the date on which the Company indicates a positive earnings per share in its public disclosures, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable conversion price, which is initially $2.0625 per share, then the conversion price of the convertible preferred stock will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock. We have previously announced our intention to hold an annual stockholders’ meeting on March 14, 2014, and intend to submit to our stockholders a proposal to amend the terms of the convertible preferred stock such that the “full-ratchet” anti-dilution provision would expire on March 14, 2014. Holders of a majority of our outstanding convertible preferred stock have executed non-binding indications of their intent to support this stockholder proposal. The warrants issued in March 2013 also contain customary anti-dilution protection for proportional adjustments (e.g. stock splits). In addition, prior to the earlier to occur of (1) twelve months following the date of the warrants and (2) the date on which the Company indicates a positive earnings per share in its public disclosures, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.00 per share, then the exercise price of the warrants will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible preferred shares are accounted for net, outside of stockholder’s equity and warrants may be accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect, which could have a significant impact on the Company’s financial statements.

The Series F warrants are accounted for as a liability at their fair value of approximately $4.0 million as of January 31, 2014. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. Crossroads engaged an independent company to value its derivative liability and perform re-measurements. To derive an estimate of the fair value of these warrants, a dynamic Black Scholes Merton formula is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

The warrants became exercisable on June 21, 2013, and expire March 22, 2018.

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

On February 28, 2013, we issued promissory notes to two investors for an aggregate principal amount of $550,000. Pursuant to the terms of the notes, both note holders had the right to convert the outstanding amounts under their notes into units at a discount of 15% to the issue price of the units. Each note holder exercised this right and received 188,235 units resulting from converting $330,000 of promissory notes and interest, and 156,863 units resulting from converting $275,000 of promissory notes and interest.

Nasdaq Listing Compliance . Nasdaq Listing Rule 5550(b)(1) requires companies listing on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million, or to meet alternative requirements of market value of listed securities or net income from continuing operations. On September 18, 2013, we received a letter from the Nasdaq Listing Qualifications Department indicating that we no longer complied with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market as a result of our stockholders’ equity of $(6.2) million as of July 31, 2013.  Because we did not meet the alternatives of market value of listed securities or net income from continuing operations, we were not in compliance with the Nasdaq listing rules.

As of January 31, 2014, the end of our most recently completed fiscal quarter, we were not in compliance with these requirements and had a stockholders’ deficit of $(9.3) million.

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

Intellectual Property Litigation

Legal Proceedings

We filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill.  Dot Hill filed a motion to dismiss and the Court denied Dot Hill’s motion.  The action is proceeding in the Western District of Texas.

We filed a lawsuit on October 7, 2013 against Oracle Corporation alleging infringement by Oracle Corporation of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc., v. Oracle Corporation; Civil Action No. 1:13-CV-895-SS (W.D. Tex., Austin Division)). Oracle has answered the complaint.  The action is pending.

We filed a lawsuit on November 26, 2013 against Tandberg Data Corporation alleging infringement by Tandberg Data Corporation of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Tandberg Data Corporation; Civil Action No. 1:13-cv-01026-SS (W.D. Tex., Austin Division)). Tandberg Data answered the complaint and the action is pending.

We filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). Huawei has answered the complaint and the action is pending.

We filed a lawsuit on November 26, 2013 against Dell Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:13-cv-01023-SS (W.D. Tex., Austin Division)).  Dell answered the complaint and the action is pending.

We filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)).  Cisco has not yet answered the complaint. The action is pending.

We filed a lawsuit on February 18, 2014 against NetApp, Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. NetApp, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)).  NetApp has not yet answered the complaint. The action is pending.

We filed a lawsuit on February 18, 2014 against Quantum Corporation alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)).  Quantum has not yet answered the complaint. The action is pending.

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

In January 2014, the company issued an aggregate of 150,703 shares of common stock as a dividend to the holders of its Series F convertible preferred stock.

The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), as under applicable Securities and Exchange Commission guidance, the issuance did not constitute a “sale” within the meaning of Section 2(a)(3) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

March 7, 2014	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

March 7, 2014	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

