Form 10-Q
period 2014-04-30
CROSSROADS SYSTEMS INC
filed 2014-06-09
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2014

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

As of June 9, 2014 Registrant had outstanding 15,045,049 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED April 30, 2014

PART I -    FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,	October 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,723	$7,795
Accounts receivable, net of allowance for doubtful accounts of $98 and $94, respectively	2,013	2,301
Inventory	305	313
Prepaid expenses and other current assets	577	694
Total current assets	13,618	11,103

Property and equipment, net	707	1,031
Other assets	147	256
Total assets	$14,472	$12,390

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$785	$1,066
Accrued expenses	931	2,095
Deferred revenue	1,040	1,090
Current portion of long term debt, net of debt discount	3,501	1,605
Total current liabilities	6,257	5,856

Long term debt, net of debt discount	4,774	6,984
Long term derivative liability	-	772
Other long term liabilities	396	299

Commitments and contingencies (See Note 7)	-	-

Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 4,231,154 shares issued and outstanding, net at October 31, 2013 (transferred to stockholders equity as of April 30, 2014)	-	6,394

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,045,049 and 11,949,937 shares issued and outstanding, respectively	15	12
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 3,783,697 shares issued and outstanding, net as of April 30, 2014 (transferred from temporary equity)	4	-
Additional paid-in capital	225,091	208,702
Accumulated other comprehensive loss	(48)	(51)
Accumulated deficit	(222,017)	(216,578)
Total stockholders' equity (deficit)	3,045	(7,915)
Total liabilities and stockholders' equity	$14,472	$12,390

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Revenue:
Product	$1,096	$1,046	$2,326	$2,964
IP license, royalty and other	1,199	1,691	4,094	3,324
Total revenue	2,295	2,737	6,420	6,288

Cost of revenue:
Product	204	186	440	380
IP license, royalty and other	256	622	639	1,376
Total cost of revenue	460	808	1,079	1,756

Gross profit	1,835	1,929	5,341	4,532

Operating expenses:
Sales and marketing	939	1,909	1,971	3,869
Research and development	1,517	2,990	3,048	5,847
General and administrative	1,180	905	2,518	1,781

Total operating expenses	3,636	5,804	7,537	11,497

Loss from operations	(1,801)	(3,875)	(2,196)	(6,965)

Gain on settlement	-	-	1,050	-

Loss before interest and derivative expense	(1,801)	(3,875)	(1,146)	(6,965)

Other expense:
Interest expense	(557)	(80)	(1,144)	(134)
Change in value of derivative liability	635	-	(2,765)	-
Other expense	(18)	5	(18)	4

Net loss	$(1,741)	$(3,950)	$(5,073)	$(7,095)

Dividends attributable to preferred stock	$(93)	$(864)	$(248)	$(864)
Net loss available to common stockholders, basic and diluted	$(1,834)	$(4,814)	$(5,321)	$(7,959)
Net loss per share available to common stockholders, basic and diluted	$(0.14)	$(0.41)	$(0.41)	$(0.67)

Shares used in computing net loss per share:
Available to common stockholders, basic and diluted	13,577,795	11,836,140	12,963,235	11,827,430

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	April 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(5,073)	$(7,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	380	409
Non cash interest paid on conversion to preferred stock	-	55
Loss on change in value of derivative liability	2,765	-
Amortization of debt discount	667	-
Gain on disposal of property and equipment	(15)	-
Stock-based compensation	1,008	557
Provision for doubtful accounts receivable	4	(5)
Changes in assets and liabilities:
Accounts receivable	284	894
Inventory	8	78
Prepaid expenses and other assets	34	(168)
Accounts payable	(277)	(313)
Accrued expenses	(1,150)	(921)
Deferred revenue	42	(108)
Net cash used in operating activities	(1,323)	(6,617)
Cash flows from investing activities:
Purchase of property and equipment	(56)	(273)
Proceeds from sale of property and equipment	15	-
Net cash used in investing activities	(41)	(273)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	5,123	27
Proceeds from issuance of preferred stock, net of expenses	-	7,333
Proceeds from issuance of bridge loan	-	550
Repayment of debt	(833)	(1,963)
Net cash provided by financing activities	4,290	5,947

Effect of foreign exchange rate on cash and cash equivalents	2	1
Net increase (decrease) in cash and cash equivalents	2,928	(942)
Cash and cash equivalents, beginning of period	7,795	6,895
Cash and cash equivalents, end of period	$10,723	$5,953

Supplemental disclosure of cash flow information:

Cash paid for interest	$492	$74
Cash paid for income taxes	$1	$2

Supplemental disclosure of non cash financing activities:
Conversion of promissory note to preferred stock	$-	$605
Conversion of preferred stock to common stock	$674	$-
Common stock dividends issued to preferred shareholders	$366	$-
Conversion of derivative liability to equity	$3,537	$-

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

The accompanying unaudited condensed consolidated financial statements of Crossroads Systems, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2013 Annual Report on Form 10-K filed on January 23, 2014 (“2013 Form 10-K”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2013 and April 30, 2014, the results of its operations for the three and six months ended April 30, 2014 and 2013, and its cash flows for the six months ended April 30, 2014 and 2013. The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending October 31, 2014.

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

The investment in KIP CR P1 LP (the Partnership (see Note 8)), is a partnership of which the Company is a limited partner and of which an affiliate of Fortress Investment Group, LLC is the general partner. The investment is accounted for using the equity method. The current investment balance is nominal at April 30, 2014.

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 12,811,794 and 9,587,096 for the three and six months ended April 30, 2014 and 2013, respectively. The dilutive common stock equivalents for the six months ended April 30, 2014 and 2013 include warrants to purchase 5,526,664  and 3,280,849 shares of common stock, 3,783,697 and 4,231,154 shares of preferred stock, which are excluded until converted to common shares (Note 8), and stock options to purchase 3,501,433 and 2,075,093 shares of common stock, respectively.

Net loss available to common stockholders is calculated by deducting from net income preferred dividends paid and accrued of $ 0.1 and $0.2 million for the three and six months ended April 30, 2014, respectively.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. The prospective adoption of this new accounting guidance in the first quarter of 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, the FASB issued guidance that requires a parent company to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of this new accounting guidance in the first quarter of 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As of April 30, 2014, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of April 30, 2014 and October 31, 2013, the Company held no investments.

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the Company’s shares of 5.0% Series F Convertible Preferred Stock was accounted for net outside of stockholders’ equity at $6.4 million and the warrants issued in connection with the convertible preferred stock accounted for as liabilities at their fair value of $0.8 million as of October 31, 2013. The value of the derivative warrant liability was re-measured at each reporting period with changes in fair value recorded as change in value of derivative liability. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend. The change in liabilities measured using significant unobservable inputs for the six months ended April 30, 2014 were as follows (in thousands) (see Note 8 explaining the revaluation of Series-F Preferred Stock and Warrants):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Roll-forward
Derivative Liability

Balance October 31, 2013	$772
Derivative liability converted to equity upon exercise	(215)
Change in fair value of derivative liability	2,765
Derivative liability reclassified to equity upon ratchet expiration	(3,322)
Balance April 30, 2014 (Unaudited)	$-

3. INVENTORY

Inventory, net consists of the following (in thousands):

	April 30,	October 31,
	2014	2013
	(Unaudited)

Raw materials	$199	$204
Finished goods	106	109
	$305	$313

4. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		April 30,	October 31,
		2014	2013
	Life (years)	(Unaudited)
Equipment	1-3	$17,659	$18,390
Furniture and fixtures	5	796	789
Leasehold improvements	5	576	576
		19,031	19,755
Less: Accumulated depreciation		(18,324)	(18,724)
		$707	$1,031

Depreciation expense was approximately $380,000 and $409,000 for six months ended April 30, 2014 and 2013, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	April 30,	October 31,
	2014	2013
	(Unaudited)

Payroll related	$550	$1,470
Professional services	226	359
Warranty reserve	48	41
Other	107	225
	$931	$2,095

Included in payroll related accrued expenses as of October 31, 2013 was $202,000 related to bonus compensation, $135,000 of which was settled in January 2014 with 66,081 shares of common stock.   Also included in payroll related accrued expenses as of October 31, 2013 was $326,000 of unpaid severance, relating to the reduction in force which occurred October 24, 2013, and $142,000 of unpaid severance, relating to the termination of the Company’s previous CEO on May 8, 2013.

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2013 and six months ended April 30, 2014 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2013
Warranty reserve	$11	$58	$(28)	$41

Six months ended April 30, 2014
Warranty reserve (Unaudited)	$41	$17	$(10)	$48

Deferred revenue, current portion, consists of the following (in thousands):

	April 30,	October 31,
	2014	2013
	(Unaudited)

Product	$40	$47
Services	1,000	1,043
	$1,040	$1,090

6. LINE OF CREDIT AND LONG TERM LIABILITIES

Effective July 22, 2013, the Company entered into a credit agreement (the Credit Agreement) with Fortress Credit Co. LLC, an affiliate of Fortress Investment Group LLC (collectively referred to as Fortress) that provided for aggregate term loan commitments of up to $10.0 million. The Credit Agreement consisted of a Term Loan A in the principal amount of $5.0 million, maturing on July 22, 2016 and bearing no interest for the first 12 months, and a Term Loan B in the principal amount of $5.0 million, maturing on February 1, 2016 and bearing no interest for the first six months. The Company drew down the full $10.0 on Term Loan A and Term Loan B (collectively referred to as Fortress Term Loans) on July 24, 2013. The Fortress Term Loans accrue interest at 10% annually after the interest free period and interest is due monthly in arrears. The Company will begin making principal payments on Term Loan A in July 2014. The proceeds from the Fortress Term Loans were used to pay off the Company’s outstanding revolving credit and term loan with Silicon Valley bank.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs associated with the Fortress Term Loans totaling $1.7 million were recorded as a deferred charge and are being amortized over the term of the debt using the effective interest rate method with an effective interest rate of 13.37% as opposed to the statutory rate of 10%. The effective interest rate is higher due to the use of the effective interest method to calculate the monthly expense, which includes debt discount and loan origination fee amortization.

In connection with the Credit Agreement, the Company issued warrants to Fortress to purchase 1,454,545 shares of the Company’s common stock at an exercise price of $2.0625 per share (the Fortress Warrants). See Note 8 for discussion of the Fortress Warrants.

In addition, the Company also transferred substantially all of its patents, other than its ’972 patent family, to a limited partnership KIP CR P1 LP of which the Company is a limited partner and of which an affiliate of Fortress is the general partner. The partnership now controls 117 pending or granted non-’972 patents. There was no licensing activity during fiscal year 2013 associated with these patents. The general partner cannot be removed without the consent of Fortress. The Company accounts for the investment in the partnership on a consolidated basis using the equity method of accounting.

In conjunction with the Credit Agreement the Company agreed to certain financial covenants. The Company is required to maintain a minimum of $1.5 million of unrestricted cash at each month end and the Company is restricted from making certain cash distributions to equity security holders or from incurring additional indebtedness without prior written consent from Fortress. The Company has also agreed to certain reporting covenants and must supply monthly financial statements to Fortress within 30 days of the end of each month.

These warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if the Company issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrants, which is initially $2.0625 per share, then the exercise price of the warrants will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share the Company received for the new issue or deemed issue of the additional shares of common stock.. In January 2014, the Company and the warrantholder agreed to amend the warrant to remove this full-ratchet anti-dilution provision.

The principal balance due to Fortress is as follows (in thousands):

April 30,
2014
(Unaudited)

Principal balance Fortress Term Loans	$9,167
Principal balance other	35
Unaccreted debt discount	(927)
Net carrying value due Fortress	8,275
Less current portion	(3,501)
Long term portion	$4,774

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through March 31, 2020. Rental expense under these agreements was approximately $191,000 and $205,000 for the six months ended April 30, 2014 and 2013, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. On May 2, 2014, the lease was amended, extending the lease through March 31, 2020, and reducing the space leased to 16,200 square feet. The extended term of the lease represents a lease commitment of approximately $264,000 per year through the lease term.

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. Dot Hill has filed a motion to dismiss and Crossroads has filed its response; the Court denied Dot Hill’s motion.  Dot Hill recently filed a partial motion for summary judgment and Crossroads is preparing its response.   The Markman hearing is scheduled for October 6-7, 2014.

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation alleging infringement by Oracle Corporation of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc., v. Oracle Corporation; Civil Action No. 1:13-CV-895-SS (W.D. Tex., Austin Division)). Oracle has answered the complaint and the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

The Company filed a lawsuit on November 26, 2013 against Tandberg Data Corporation alleging infringement by Tandberg Data Corporation of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Tandberg Data Corporation; Civil Action No. 1:13-cv-01026-SS (W.D. Tex., Austin Division)). This case was settled during the fiscal third quarter, subsequent to April 30, 2014, and dismissed.

The Company filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). Huawei has answered the complaint and the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

The Company filed a lawsuit on November 26, 2013 against Dell Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:13-cv-01023-SS (W.D. Tex., Austin Division)). Dell has answered the complaint and the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)).  Cisco has answered the complaint and the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)).   NetApp has answered and filed a motion to dismiss the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)).  Quantum has answered the complaint and the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

On April 15, 2014, NetApp, Inc. filed an action for declaratory judgment of non-infringement of U.S. Patent Nos. 7,987,311 and 7,051,147 (the case is styled NetApp, Inc. v. Crossroads Systems, Inc.; Civil Action No. 4:14-CV-01727-JSW (N.D. Cal., Oakland Division).  Crossroads has filed a motion to dismiss this action.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY

2010 Private Placement

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $ 10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 1.47%, and expected term of 5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of April 30, 2014, there were 949,034 warrants outstanding.

Iron Mountain Private Placement

On July 31, 2012, the Company issued and sold to Iron Mountain Incorporated (“IRM”) 582,524 shares of its common stock at $5.15 per share, for an aggregate purchase price of $3 million. The Company also entered in a registration rights agreement with IRM, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) at IRM’s request, no later than sixty days following such request, and to keep it continuously effective until the shares covered by the registration statement have been sold or become eligible for sale pursuant to SEC Rule 144 without restriction on the volume of securities that may be sold in any single transaction, assuming for this purpose that the security holders are not affiliates of the Company.  The shares were registered with the SEC in fiscal year 2013.

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock equal per share of convertible preferred stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The convertible preferred stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants totaling $1,543,000 was initially allocated to additional paid in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $1,090,000. This amount was recorded, upon issuance, as a deemed dividend.   Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds.   The warrants were exercisable immediately upon issue, and expire March 22, 2018.   Stock dividends valued at $ 106,000 were issued in fiscal year 2013, by issuing 57,097 shares of common stock.  During the three months ended January 31, 2014, the Company issued 150,703 dividend common shares valued at approximately $366,000. The next dividend is due June 30, 2014.

The warrants related to the Series F Preferred Shares were revalued at October 31, 2013 using the Black-Scholes pricing model at approximately $772,000.  The dynamic Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 65%, risk free interest rate of 1.10%, and expected term of 4.4 years. Upon the expiration of the ratchet, the warrant liability was $0.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The convertible preferred stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes issuance of up to 4,500,000 shares of convertible preferred stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of convertible preferred stock to convert the convertible preferred stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. As of the date hereof, less than 90% of the aggregate number of shares of Sub-Series F-1 are outstanding, as the remainder have been voluntarily converted into common stock at the option of the holders. Therefore, the holders of the Sub-Series F-1 shares are entitled to elect one director to the board of directors. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. The holders of shares of the convertible preferred stock are entitled to a liquidation preference equal to the original issuance price plus any unpaid dividends.

The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). The Series F convertible preferred stock previously included an anti-dilution provision that would adjust the conversion price of the Series F convertible preferred stock to the issue price of any equity securities the Company issued at a price less than $2.0625 per share, subject to certain exceptions. This type of provision is commonly referred to as a “full-ratchet” anti-dilution provision. This “full-ratchet” provision is no longer in effect as it was removed from the Certificate of Designation on March 14, 2014 by the requisite approval of the holders of shares of the Company’s common stock and Series F convertible preferred stock.

The full ratchet anti-dilution provisions in the Company’s convertible preferred stock and warrants issued in its March 2013 private placement (discussed above) were not in effect until those provisions were approved by a vote of the Company’s stockholders at its 2013 annual meeting held on June 21, 2013. Upon approval of these provisions the warrants were reclassified as a derivative liability and recorded at fair value. Also upon approval of the full ratchet anti-dilution provision the Series F convertible preferred stock were potentially convertible into more shares of common stock than currently authorized, therefore those shares were classified in temporary equity. Upon the expiration of the full ratchet anti-dilution provisions in March 2014, the Company reclassified the preferred stock and warrants to permanent stockholders' equity following the stockholders vote described in the preceding paragraph.

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares were accounted for net outside of stockholders’ equity at $6.4 million with the warrants accounted for as liabilities at their fair value of $0.8 million as of October 31, 2013. The ratchet included with the warrants expired during the second quarter of 2014 and as a result the value of the derivative warrant liability was $0 as of April 30, 2014.

In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend. During the six months ended April 30, 2014, there were 447,457 shares of Series F Preferred shares converted to common shares.

The Company filed a registration statement to register these securities on Form S-1 on May 10, 2013 with the Securities and Exchange Commission (“SEC”).

Dividends on the Series F convertible preferred stock will accrue at an annual rate of 5.0% of the original issue price and will be payable on a semi-annual basis. The convertible preferred ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. Pursuant to a registration rights agreement entered into with the purchasers of the Series F convertible preferred stock, in the event that a registration statement for the resale of the common stock underlying the convertible preferred stock and March 2013 warrants was not declared effective prior to July 26, 2013 (120 days from the closing of the March 2013 private placement), then the rate at which dividends accrued on the convertible preferred stock would be increased to an annual rate of 12.0% from that date until such time as a registration statement is declared effective, at which time the dividend rate reverts to an annual rate of 5.0%. The registration statement was not declared effective by July 26, 2013, and as a result the dividend rate on the convertible preferred stock increased to an annual rate of 12.0%, until September 19, 2013 when it was declared effective. The Company may elect to satisfy the obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof, in the Company’s discretion.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2013 Fortress Credit Agreement

As discussed in Note 6, on July 22, 2013 the Company issued warrants to purchase 1,454,545 shares of its common stock to Fortress at $2.0625 per share. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.   The Fortress Warrant was recorded at a fair value of $1,374,000 or $ 1.0625 per underlying warrant share.

The Fortress Warrant is exercisable on or after October 22, 2013 and will expire on the seventh anniversary of the effective date of the Fortress Transactions. If the Fortress Warrant is exercisable and there is no effective Registration Statement registering, or no current prospectus available for, the resale of the shares of common stock issuable upon exercise of the Fortress Warrant, then the Fortress Warrant may also be exercised at such time by means of a “cashless exercise,” determined according to the terms of the Fortress Warrant.

The Fortress Warrants included what is commonly referred to as “full-ratchet” anti-dilution protection, which provision would only have gone into effect if approved by the Company’s stockholders at its 2014 annual meeting of stockholders. Subject to stockholder approval, if, prior to the earlier to occur of (A) twelve months following the warrant, issuance date of July 22, 2013 and (B) the date on which the Company indicates a positive earnings per share in its public disclosure, the Company issued or was deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable exercise price, which is initially $2.0625 per share, then the exercise price of the Fortress Warrant would have been reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of common stock.

On January 23, 2014, Crossroads Systems, Inc. entered into an Amendment to the Fortress Warrants with CF DB EZ LLC, which is an affiliate of Fortress. The sole purpose of this amendment was to remove the “full-ratchet” anti-dilution provision of the warrant that Crossroads issued to Fortress.

2014 Private Placement

On March 31, 2014 the Company sold 1,986,622 units at $2.2565 per unit for gross proceeds to the Company of $ 4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 993,311 shares of common stock have a weighted average exercise price of $2.45 per share.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. As of April 30, 2014, there were 993,311 warrants outstanding.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of credit, common stock and preferred stock transactions, the Company has the following common stock warrants outstanding at April 30, 2014:

Warrants Outstanding
Warrant Transaction	Warrants Outstanding	Weighted Average Exercise Price
2010 Private Placement	949,034	$3.20
2013 Private Placement	2,129,774	$2.00
2013 Fortress Credit Agreement	1,454,545	$2.06
2014 Private Placement	993,311	$2.45
Total Warrants	5,526,664

A rollforward of activity in stockholders equity is presented in the following table as of April 30, 2014 (in thousands, unaudited):

			Additional		Accumulated	Total
	Preferred Stock	Common Stock	Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Amount	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance at October 31, 2013	$-	$12	$208,702	$(216,578)	$(51)	$(7,915)

Transfer preferred stock from temporary equity	4	-	6,390	-	-	6,394
Stock based compensation, options and warants	-	1	1,977	-	-	1,978
Expiration of derivative liability	-	-	3,322	-	-	3,322
Common stock dividends issued to preferred shareholders	-	-	366	(366)	-	-
Sale of common stock	-	2	4,334	-	-	4,336
Foreign currency translation adjustment	-	-	-	-	3	3
Net loss	-	-	-	(5,073)	-	(5,073)

Balance at April 30, 2014	$4	$15	$225,091	$(222,017)	$(48)	$3,045

9.	STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors and advisors.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan.  As of April 30, 2014, options to purchase 663,442 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,500,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.   As of April 30, 2014, options to purchase 3,670,622 shares of common stock were granted from the 2010 Plan, of which 2,837,991 were outstanding. During the six months ended April 30, 2014 and 2013, common stock share grants of 66,081 and 146,555, respectively, were granted from the 2010 Plan.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2014, options to purchase an aggregate of 3,501,433 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,917,918 were vested. Under the 2010 Plan, 143,634 shares of common stock were available for future grants as of April 30, 2014.  The shares of common stock reserved for future grant are reduced by 221,780 options previously exercised under the 2010 Plan, and 296,595 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. During 2014, the majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Six months ended April 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cost of revenue	$21	$14
Sales and marketing	232	144
Research and development	362	167
General and administrative	393	232
Total stock-based compensation	$1,008	$557

During the year ended October 31, 2013, share based compensation expense of approximately $147,000 was accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2013. Accordingly, 66,081 shares of common stock were granted in January 2014 to satisfy this liability.

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

	Six months ended April 30,
	2014	2013

Expected dividend yield	0%	0%
Expected volatility	73 - 79%	71 - 74%
Risk-free interest rate	1.4 - 1.7%	0.7 - 0.9%
Expected term (years)	4 - 5	6.5

The following table summarizes information about stock option activity for the three months ended April 30, 2014 (unaudited):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at October 31, 2013	3,320,910	$2.71	6.43	$-
Granted	639,088	$1.81
Forfeited	(216,357)	$4.88
Exercised	(242,208)	$1.56

Outstanding and expected to vest at April 30, 2014	3,501,433	$2.49	7.23	$1.1

Exercisable at April 30, 2014	1,917,918	$2.91	5.62	$0.6

The weighted average fair value per option granted during the six months ended April 30, 2014 and 2013 was $1.16 and $1.65 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended April 30, 2014 and 2013 was $217,000 and $15,200 respectively. During the six months ended April 30, 2014 and 2013, the amount of cash received from the exercise of stock options was $377,000 and $27,000, respectively.

The Company granted 10,000 options to non-employees during the six months ended April 30, 2014 with a fair value of approximately $14,000, and granted 60,000 options during the six months ended April 30, 2013, with a fair value of approximately $95,000.

At April 30, 2014, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.9 year. There were 534,969 and 206,595 options that became vested during the six months ended April 30, 2014 and 2013, respectively, with the total fair value of these awards of approximately $684,000 and $424,000 respectively.

The following table shows information about outstanding stock options at April 30, 2014:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Shares	Remaining	Average		Average
Exercise Prices			Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	-	$1.03	184,606	7.70	$0.89	184,606	$0.89
$1.21	-	$1.21	395,000	9.50	$1.21	98,750	$1.21
$1.24	-	$1.54	521,506	9.51	$1.50	184,006	$1.43
$1.54	-	$2.04	342,616	6.24	$1.63	298,275	$1.62
$2.04	-	$2.10	864,368	9.12	$2.10	199,137	$2.10
$2.10	-	$3.52	423,429	6.03	$2.92	266,704	$3.16
$3.52	-	$4.75	524,172	3.23	$4.58	463,327	$4.58
$4.75	-	$7.20	245,736	3.77	$5.20	223,113	$5.23

$-	-	$7.20	3,501,433	7.23	$2.49	1,917,918	$2.91

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.   All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.   In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan.   The Company made matching contributions $91,000 and $149,000 during the six months ended April 30, 2014 and 2013, respectively.

11.	RELATED PARTY TRANSACTIONS

Iron Mountain

On December 19, 2013, the Company and IRM mutually agreed to end their contract involving the development of a co-branded product.   The Company received $1.6 million in connection with the terminated contract in the first quarter of fiscal year 2014.   The Company bifurcated the payment between amounts received for work performed on the development of the product of $550,000, and a gain from settlement of $1,050,000. The Company recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as a reduction in operating expenses. IRM also agreed that it would not transfer the shares without the Company's prior written consent until the two-year anniversary date of the settlement, and that it would vote the shares consistent with the recommendation of Crossroads’ Board of Directors.

2014 Private Placement

The lead investor in the 2014 Private Placement (see Note 8) was Lone Star Value Investors, LP (“LSVI”). LSVI is controlled by Crossroads’ Chairman of the Board of Directors, Jeffrey E. Eberwein. LSVI acquired 1,288,352 shares in the placement, which included warrants to purchase 644,176 shares of common stock at an exercise price of $2.46 per share, for approximately $2.9 million.

12.	SUBSEQUENT EVENTS

On May 23, 2014, the Company’s board of directors adopted a Tax Benefit Preservation Plan to help deter acquisitions of the Company’s common stock that could result in an ownership change under Section 382 of the Internal Revenue Code, and thus help preserve the value of certain deferred tax benefits, including net operating loss, or NOL, carryforwards. The Tax Benefit Preservation Plan is designed to deter acquisitions of the Company’s common stock that would result in a stockholder owning 4.99% or more of the Company’s common stock (as calculated under Section 382 of the Internal Revenue Code), or any existing holder of 4.99% or more of the Company’s common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Company’s board of directors. The adoption of the Tax Benefit Preservation Plan is intended to reduce the likelihood that changes in our investor base have the unintended effect of limiting our use of NOL carryforwards to our tax benefit in the future.

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

Forward-looking statements may include statements about our:

·	ability to implement our business strategy, including the transition from a hardware storage company to a software solutions and services provider;
·	anticipated trends and challenges in our business and the markets in which we operate;
·	expected future financial performance;
·	expectations regarding our operating expenses;
·	ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress;
·	future legal and other developments in litigation to which we may be a party;
·	ability to anticipate market needs or develop new or enhanced products to meet those needs;
·	ability to expand into other sectors of the storage market, beyond protection storage;
·	expectations regarding market acceptance of our products;
·	ability to compete in our industry and innovation by our competitors;
·	ability to protect our confidential information and intellectual property rights;
·	ability to successfully identify and manage any potential acquisitions;
·	ability to manage expansion into international markets;
·	ability to remediate any material weakness in our internal controls identified by our independent registered public accounting firm;
·	ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
·	ability to recruit and retain qualified sales, technical and other key personnel;
·	ability to obtain additional financing; and
·	ability to manage growth.

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

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property, or IP, licensees with go-forward royalties derived from the ‘972 patent family, which accounts for eight of our existing 118 granted patents and 5 pending patents as of April 30, 2014. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 40 of the leading storage industry providers. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our patents. Historically, these cases have generally been settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 103 employees as of April 30, 2013 and 50 employees as of April 30, 2014. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Results of Operations

Three and Six Months Ended April 30, 2014 Compared to the Three and Six Months Ended April 30, 2013

Revenue.   Total revenue decreased $0.4 million, or 16.1%, to $2.3 million for the three months ended April 30, 2014 from $2.7 million for the three months ended April 30, 2013. Total revenue increased $0.1 million, or 2.1%, to $6.4 million for the six months ended April 30, 2014 from $6.3 million for the six months ended April 30, 2013.

Product revenues for the three months ended April 30, 2014 increased $0.1 million, or 4.8%, to $1.1 million compared with $1.0 million for the three months ended April 30, 2013 due primarily to an increase in revenue from StrongBox of $0.3 million, offset partially by an decrease in revenue from our OEM SPHiNX product of $0.1 million resulting from less volume.

Product revenues for the six months ended April 30, 2014 decreased $0.6 million, or 21.5%, to $2.3 million compared with $3.0 million for the six months ended April 30, 2013 due primarily to a decrease in revenue from our OEM SPHiNX product of approximately $0.5 million due to reduced shipments by HP, and a decrease in our Strongbox product of $0.1 million.

IP license, royalty and other revenue consists of the following for the three and six months ended April 30, 2014 and 2013(in thousands):

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
IP license revenue	178	339	1,256	457
HP royalty and post contract service revenue	739	936	1,711	1,795
Post contract service and other service revenue (non-HP)	282	416	1,127	1,072
IP license, royalty and other revenue	1,199	1,691	4,094	3,324

IP license, royalty and other revenues for the three months ended April, 2014 decreased $0.5 million, or 29.1%, to $1.2 million compared with $1.7 million for the three months ended April 30, 2013.

IP license revenue decreased $0.1 million as a result of decreased ongoing royalties from a certain licensee for the three months ended April 30, 2014. HP royalty and post contract support (PCS) service revenue decreased $0.2 million for the three months ended April 30, 2014, due to decreasing royalties for legacy router shipments and reduced support payments from HP for our OEM SPHiNX product which HP is actively moving to their new platform. PCS and other service revenue (non-HP) decreased $0.1 million primarily due to revenue recognized from the Iron Mountain research and development services agreement during the fiscal second quarter of 2013.

IP license, royalty and other revenues for the six months ended April 30, 2014 increased $0.8 million, or 23.2%, to $4.1 million compared with $3.3 million for the six months ended April 30, 2013.

IP license revenue increased $0.8 million primarily as a result of the one-time increase in royalties received from a certain licensee. HP royalty and PCS service revenue remained consistent for the six months ended April 30, 2014, compared to the six months ended April 30, 2013. PCS and other service revenue (non-HP) increased $0.1 million primarily due to revenue recognized from the Iron Mountain research and development services agreement of approximately $0.6 million, partially offset by decreasing royalties for legacy router shipments, and reduced support for our OEM SPHiNX product which HP is actively moving to their new platform..

Cost of Revenue.   Cost of revenue decreased $0.3 million, or 43.1%, to $0.5 million for the three months ended April 30, 2014 from $0.8 million for the three months ended April 30, 2013. Product costs for the three months ended April 30, 2014 remained consistent at $0.2 million. IP license, royalty and other costs decreased $0.3 million for the three months ended April 30, 2014 to $0.3 million from $0.6 million for the three months ended April 30, 2013, primarily due to $0.2 million related to Iron Mountain cost of revenue in fiscal second quarter 2013.

Cost of revenue decreased $0.7 million, or 38.6%, to $1.1 million, for the six months ended April 30, 2014 from $1.8 million for the six months ended April 30, 2013. Product costs for the six months ended April 30, 2014 remained consistent at $0.4 million. IP license, royalty and other costs decreased $0.8 million for the six months ended April 30, 2014 to $0.6 million from $1.4 million for the six months ended April 30, 2013, primarily due to $0.6 million related to Iron Mountain cost of revenue.

Sales and Marketing.   Sales and marketing expenses decreased $1.0 million, or 50.8%, to $0.9 million for the three months ended April 30, 2014 from $1.9 million for the three months ended April 30, 2013. This decrease was primarily due to decreased payroll and benefits expenses of approximately $0.6 million, reduced travel, entertainment and tradeshow related expenses of approximately $0.2 million, and less contract labor and outside services of approximately $0.1 million. Headcount for our Sales and Marketing departments decreased from 38 from the fiscal quarter ended April 30, 2013 to 14 in the fiscal quarter ended April 30, 2014, a decrease of 63% and include business development, sales engineers and employees in our sales office in Germany. The decreases were primarily attributable to a change in our product distribution strategy and increased reliance on OEM and strategic sales partners.

Sales and marketing expenses decreased $1.9 million, or 49.1%, to $2.0 million for the six months ended April 30, 2014 from $3.9 million for the six months ended April 30, 2013. This decrease was primarily due to decreased payroll and benefits of approximately $1.3 million, reduced travel, entertainment and tradeshow related expenses of $0.3 million, less contract labor and outside services of approximately $0.1 million, a reduction in evaluation units of $0.1 million, and reduced allocated overhead expenses of $0.1 million.

Research and Development.    Research and development expenses decreased $1.5 million, or 49.3%, to $1.5 million for the three months ended April 30, 2014 from $3.0 million for the three months ended April 30, 2013. This decrease was due to decreased payroll and benefits expense of approximately $1.2 million, decreased contract labor and outside services of $0.2 million, and reduced severance paid in relation to a reduction in force of $0.1 million. Headcount for our research and development departments decreased from 48 from the fiscal quarter ended April 30, 2013 to 24 in the fiscal quarter ended April 30, 2014, a decrease of 50%. We anticipate research and development expenses will be fairly consistent going forward, including our support team.

Research and development expenses decreased $2.8 million, or 47.9%, to $3.0 million for the six months ended April 30, 2014 from $5.8 million for the six months ended April 30, 2013. This decrease was due to decreases in payroll and benefits of approximately $2.4 million, decreased consulting and outside services of $0.3 million, reduced severance payments of $0.2 million, and a reduction in allocated overhead expense of $0.1 million, offset by an increase in stock based compensation of $0.2 million.

General and Administrative.  General and administrative expenses increased $0.3 million, or 30.4%, to $1.2 million for the three months ended April 30, 2014 from $0.9 million for the three months ended April 30, 2013. The increase was due to increases in contract labor and outside services of approximately $0.1 million, professional fees of $0.1 million, stock based compensation and other expenses of $0.2 million, offset by decreases in payroll and benefits of $0.1 million. Headcount for our general and administrative departments decreased from 14 from the fiscal quarter ended April 30, 2013 to 11 in the fiscal quarter ended April 30, 2014, a decrease of 21.4%.

General and administrative expenses increased $0.7 million for the six months ended April 30, 2014, or 41.4%, to $2.5 million for the six months ended April 30, 2014 from $1.8 million for the six months ended April 30, 2013. The increase was due to increases in professional fees by approximately $0.3 million, an increase in contract labor and outside services of $0.2 million, and increases in stock based compensation and allocated overhead expenses of $0.3 million, offset by decrease in payroll and benefits of $0.1 million. We expect the absolute amount of general and administrative expenses going forward to gradually decrease.

Gain on settlement.  No gain on settlement occurred during the three months ended April 30, 2014. Gain on settlement was recorded for $1.1 million, for the six months ended April 30, 2014 from $0.0 million for the six months ended April 30, 2013. The increase was due to the bifurcation of the payment received from IRM, between amounts received for work performed on the development of the product, and a gain from settlement. We recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as other income.

Interest expense.  Interest expense increased $0.5 million, or 596.2%, to $0.6 million for the three months ended April 30, 2014 from $0.1 million for the three months ended April 30, 2013. The increase was due to additional borrowings from Fortress during the fiscal year 2013 at higher interest rates.

Interest expense increased $1.0 million, or 753.6%, to $1.1 million for the six months ended April 30, 2014 from $0.1 million for the six months ended April 30, 2013. The increase was due to additional borrowings during the fiscal year 2013 at higher interest rates.

Change in value of derivative liability.  The change in value of derivative liability was a benefit of $0.6 million, for the three months ended April 30, 2014. The change in value of derivative liability was an expense of $2.8 million, for the six months ended April 30, 2014. The change is due to the periodic revaluation of the warrants issued in connection with the Series F preferred shares sold during fiscal year 2013. Upon the expiration of the full ratchet anti-dilution provisions in March 2014, we reclassified the preferred stock and warrants to permanent stockholders' equity. At that time, the derivative liability associated with the warrants was removed and recorded as a positive change in derivative liability in the statement of operations.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations, our working capital needs as well as the repayment of our line of credit from Fortress. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash and cash equivalents provided by operations (including IP licensing) and customer reimbursed expenses, proceeds from the sale of our common stock or preferred stock, and exercises of options or warrants. Expected revenue from our newly introduced StrongBox product has been slower to materialize than expected, as the selling cycle for StrongBox is longer than our other products. We may require additional capital from equity or debt financings to fund our operations or respond to strategic opportunities. We are currently evaluating various alternatives to monetize our intellectual property or other financing arrangements. We may not be able to secure timely additional financing on favorable terms, or at all.

The following table summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Six Month Ended April 30,
	2014	2013
	(unaudited)

Net cash used in operating activities	$(1,323)	$(6,617)
Net cash used in investing activities	(41)	(273)
Net cash provided by financing activities	4,290	5,947
Net increase (decrease) in cash and cash equivalents	2,928	(942)
Cash and cash equivalents, end of period	10,723	5,953

Net cash used in operating activities decreased $5.3 million from $6.6 million for the six months ended April 30, 2013 to $1.3 million in the six months ended April 30, 2014. Net loss for the six months ended April 30, 2014 decreased approximately $2.0 million compared with the six months ended April 2013. Included in 2014 net loss were non-cash adjustments for the loss on derivative liability of $2.8 million, stock based compensation of $1.0 million, and amortization of debt discount of $0.7 million, reducing cash used in operating activities. These non-cash adjustments were offset partially by a decrease in accrued expenses of approximately $1.2 million during the six months ended April 30, 2014.

Cash flows from investing activities primarily relate to capital expenditures to support our employees and our capital needs in our research and development efforts. Net cash used by investing activities was approximately $41,000 in the six months ended April 30, 2014 compared to $273,000 in cash used by investing activities during the six months ended April 30, 2013. In the six months ended April 30, 2014, and 2013, cash used was primarily related to the purchase of property and equipment.

Cash flows provided by financing activities in the six months ended April 30, 2014 was $4.3 million. Proceeds from the sale of common stock, and exercise of options amounted to approximately $5.1 million, offset by the repayment of debt of $0.8 million. Cash provided by financing activities in the six months ended April 30, 2013 was $5.9 million, primarily from the issuance of preferred stock, approximately $7.9 million, offset by the repayment of debt of $2.0 million.

Financing Arrangements

Fortress Loan Transaction and Related Warrants. Effective July 22, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (such affiliates collectively, “Fortress”) that provides for aggregate term loan commitments of up to $10.0 million, consisting of a term loan A (“Term Loan A”) in the principal amount of $5.0 million and a term loan B (“Term Loan B” and, together with Term Loan A, the “Term Loans”) in the principal amount of $5.0 million. We drew down the full $10.0 million of both Term Loans on July 24, 2013. The obligations of the Company under the Credit Agreement are secured by, among other things, substantially all of the assets of the Company.   In connection with our entry into this loan transaction with Fortress, we transferred 109 pending or granted non-’972 patents, which constitute substantially all of our patents other than those relating to the Company’s ’972 patent family, to a limited partnership of which we are a limited partner and of which an affiliate of Fortress is the general partner. The limited partnership concurrently provided the Company a non-exclusive license to the assigned non-’972 patent rights for the life of such patents, subject to earlier termination if we undergo an insolvency event.

Term Loan A will mature on July 22, 2016 and Term Loan B will mature on February 1, 2016. The outstanding principal balance of the Term Loans will bear interest at 10.0% per annum. Term Loan A requires payments of interest only until August 1, 2014, with the principal to be repaid in 24 equal monthly payments beginning on that date together with accrued interest. Term Loan B requires payments of interest only for six months after it is initially drawn, with the principal to be repaid in 24 equal monthly payments beginning on the first day of the month that is seven months after the date Term Loan B is initially drawn, together with accrued interest. The Company may prepay all or any part of the Term Loans at any time but would need to pay 3.0% upon repayment in entirety of either Load A or Loan B.

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

These warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if we issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrants, which is initially $2.0625 per share, then the exercise price of the warrants will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share we received for the new issue or deemed issue of the additional shares of common stock.. In January 2014, we and the warrantholder agreed to amend the warrant to remove this full-ratchet anti-dilution provision.

On January 23, 2014, Crossroads Systems, Inc. entered into an Amendment to the Common Stock Purchase Warrant with CF DB EZ LLC, which is an affiliate of Fortress Credit Co LLC and Fortress Investment Group LLC (such affiliates together, “ Fortress ”). The sole purpose of the Warrant Amendment was to remove the “full-ratchet” anti-dilution provision of the warrant that Crossroads issued to Fortress. This “full-ratchet” anti-dilution provision would have expired no later than July 22, 2014 under the original terms of the Warrant. As a result, the remaining long-term derivative liability was transferred to additional paid-in capital in January 2014.

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

The convertible preferred stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes for issuance up to 4,500,000 shares of convertible preferred stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of convertible preferred stock to convert the convertible preferred stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. As of the date hereof, less than 90% of the aggregate number of shares of Sub-Series F-1 are outstanding, as a remainder have been voluntatiry converted into common stock at the option of the holders. Therefore, the holders of Sub-Series F-1 shares are entitled to elect one director to our board of directors. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. The holders of shares of the convertible preferred stock are entitled to a liquidation preference equal to the original issuance price plus accrued and unpaid dividends.

The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). The Series F convertible preferred stock previously included an anti-dilution provision that would adjust the conversion price of the Series F convertible preferred stock to the issue price of any equity securities we issued at a price less than $2.0625 per share, subject to certain exceptions. This type of provision is commonly referred to as a “full-ratchet” anti-dilution provision. This “full-ratchet” provision is no longer in effect as it was removed from the Certificate of Designation on March 14, 2014 by the requisite approval of the holders of shares of our common stock and Series F convertible preferred stock. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the convertible preferred shares are accounted for net, outside of stockholder’s equity and warrants may be accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect, which could have a significant impact on the Company’s financial statements. Upon the expiration of the full ratchet anti-dilution provisions in March 2014, the Company reclassified the preferred stock and warrants to permanent stockholders' equity.

The Series F warrants are accounted for as a liability at their fair value of $0.8 million as of October 31, 2013. The value of the derivative warrant liability was re-measured at each reporting period with changes in fair value recorded as earnings. Crossroads engaged an independent company to value its derivative liability and perform re-measurements. To derive an estimate of the fair value of these warrants, a dynamic Black Scholes Merton formula is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relied upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares were redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

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

On March 31, 2014, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 1,986,622 units, at a purchase price of $2.2565 per unit for net proceeds of approximately $4.5 million before expenses. Affiliates of Lone Star Value Management, LLC, of which our Chairman serves as a managing member, purchased approximately $2.9 million of Units. Roth Capital Partners acted as financial advisor to the Company in the transaction, which was negotiated and approved by a special committee of the Board of Directors. We did not engage a placement agent in connection with the Private Placement, and therefore paid no commissions.

Each Unit consists of one share of our Common Stock, par value $0.001 per share, and warrants to purchase one-half of a share of Common Stock, at a weighted average exercise price of $2.45 per whole share. We will use the net proceeds of the Private Placement for general working capital purposes.

Recent Accounting Pronouncements

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. The prospective adoption of this new accounting guidance in the first quarter of 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued guidance that requires a parent company to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of this new accounting guidance in the first quarter of 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Intellectual Property Litigation

We filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. Dot Hill has filed a motion to dismiss and Crossroads has filed its response; the Court denied Dot Hill’s motion.  Dot Hill recently filed a partial motion for summary judgment and Crossroads is preparing its response.   The Markman hearing is scheduled for October 6-7, 2014.

We filed a lawsuit on October 7, 2013 against Oracle Corporation alleging infringement by Oracle Corporation of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc., v. Oracle Corporation; Civil Action No. 1:13-CV-895-SS (W.D. Tex., Austin Division)). Oracle has answered the complaint and the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

We filed a lawsuit on November 26, 2013 against Tandberg Data Corporation alleging infringement by Tandberg Data Corporation of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Tandberg Data Corporation; Civil Action No. 1:13-cv-01026-SS (W.D. Tex., Austin Division)). This case was settled during the fiscal third quarter, subsequent to April 30, 2014, and dismissed.

We filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). Huawei has answered the complaint and the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

We filed a lawsuit on November 26, 2013 against Dell Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:13-cv-01023-SS (W.D. Tex., Austin Division)). Dell has answered the complaint and the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

We filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)).  Cisco has answered the complaint and the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

We filed a lawsuit on February 18, 2014 against NetApp, Inc.. alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)).   NetApp has answered and filed a motion to dismiss the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

We filed a lawsuit on February 18, 2014 against Quantum Corporation alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)).  Quantum has answered the complaint and the action is pending.  The Markman hearing is scheduled for October 6-7, 2014.

On April 15, 2014, NetApp, Inc. filed an action for declaratory judgment of non-infringement of U.S. Patent Nos. 7,987,311 and 7,051,147 (the case is styled NetApp, Inc. v. Crossroads Systems, Inc.; Civil Action No. 4:14-CV-01727-JSW (N.D. Cal., Oakland Division).  Crossroads has filed a motion to dismiss this action.

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

The following risk factor is provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended October 31, 2013.

We adopted a tax benefits preservation plan, designed to preserve the value of certain income tax assets, primarily tax net operating loss carryforwards (“NOLs”), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders. On May 23, 2014, we adopted a tax benefits preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding common stock (including shares of Series F Preferred Stock) without the approval of the Board. The 382 Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of the Company's common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our stock.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Amendment to the Certificate of Designation of 5.0% Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on March 14, 2014).

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series G Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 23, 2014).

4.1	Form of Common Stock Purchase Warrant in favor of the Holders in the March 2014 private placement (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on March 31, 2014).

4.2	Form of Common Stock Purchase Warrant in favor of the Holder in the April 2014 private placement (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on April 8, 2014).

4.3	Tax Benefit Preservation Plan, dated as of May 23, 2014, by and between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.1	Securities Purchase Agreement, dated March 31, 2014, by and among Crossroads Systems, Inc. and the Buyers party thereto (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on March 31, 2014).

10.2	Securities Purchase Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the Buyer party thereto (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.3	Form of Amended and Restated Registration Rights Agreement by and among Crossroads Systems, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on April 8, 2014).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

June 9, 2014	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2014	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

