Form 10-Q
period 2014-07-31
CROSSROADS SYSTEMS INC
filed 2014-09-10
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2014

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

As of September 10, 2014 Registrant had outstanding 15,428,731 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED July 31, 2014

PART I -      FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,	October 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,810	$7,795
Restricted cash	270	-
Total cash, cash equivalents and restricted cash	7,080	7,795

Accounts receivable, net of allowance for doubtful accounts of $104 and $94, respectively	2,002	2,301
Inventory	296	313
Prepaid expenses and other current assets	486	694
Total current assets	9,864	11,103

Property and equipment, net	581	1,031
Other assets	91	256
Total assets	$10,536	$12,390

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$818	$1,066
Accrued expenses	1,174	2,095
Deferred revenue	1,048	1,090
Current portion of long term debt, net of debt discount	3,116	1,605
Total current liabilities	6,156	5,856

Long term debt, net of debt discount	2,573	6,984
Long term derivative liability	-	772
Other long term liabilities	368	299

Commitments and contingencies (See Note 7)	-	-

Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 4,231,154 shares issued and outstanding, net at October 31, 2013 (transferred to stockholders equity as of April 30, 2014)(Note 8)	-	6,394

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,334,103 and 11,949,937 shares issued and outstanding, respectively	15	12
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 3,747,447 shares issued and outstanding, net as of July 31, 2014	4	-
Additional paid-in capital	225,937	208,702
Accumulated other comprehensive loss	(55)	(51)
Accumulated deficit	(224,462)	(216,578)
Total stockholders' equity (deficit)	1,439	(7,915)
Total liabilities and stockholders' equity	$10,536	$12,390

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013

Revenue:
Product	$600	$1,239	$2,925	$4,203
IP license, royalty and other	1,487	1,555	5,581	4,879
Total revenue	2,087	2,794	8,506	9,082

Cost of revenue:
Product	138	189	578	569
IP license, royalty and other	296	511	934	1,887
Total cost of revenue	434	700	1,512	2,456

Gross profit	1,653	2,094	6,994	6,626

Operating expenses:
Sales and marketing	872	1,771	2,842	5,640
Research and development	1,351	2,203	4,399	8,050
General and administrative	1,146	1,732	3,664	3,513

Total operating expenses	3,369	5,706	10,905	17,203

Loss from operations	(1,716)	(3,612)	(3,911)	(10,577)
Gain on settlement	-	-	1,050	-
Loss before other expenses	(1,716)	(3,612)	(2,861)	(10,577)

Other expense:
Interest expense	(184)	(53)	(662)	(187)
Amortization of debt discount and issuance costs	(301)	(16)	(967)	(16)
Change in value of derivative liability	-	771	(2,765)	771
Other expense	-	-	(17)	4
Net loss	$(2,201)	$(2,910)	$(7,272)	$(10,005)

Dividends attributable to preferred stock	$(152)	$(1,146)	$(400)	$(2,010)
Net loss available to common stockholders, basic and diluted	$(2,353)	$(4,056)	$(7,672)	$(12,015)
Net loss per share available to common stockholders, basic and diluted	$(0.16)	$(0.34)	$(0.56)	$(1.01)

Weighted average number of common shares outstanding, basic and diluted	15,165,629	11,881,928	13,705,434	11,845,796

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	July 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(7,272)	$(10,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	517	617
Non cash interest paid on conversion to preferred stock	-	55
Loss (gain) on change in value of derivative liability	2,765	(771)
Amortization of debt discount	967	16
Gain on disposal of property and equipment	(15)	-
Stock-based compensation	1,312	848
Provision for doubtful accounts receivable	10	(2)
Changes in assets and liabilities:
Accounts receivable	286	443
Inventory	17	87
Prepaid expenses and other assets	96	(617)
Accounts payable	(252)	(415)
Accrued expenses	(950)	(411)
Deferred revenue	37	116
Net cash used in operating activities	(2,482)	(10,039)
Cash flows from investing activities:
Purchase of property and equipment	(71)	(334)
Proceeds from sale of property and equipment	18	-
Net cash used in investing activities	(53)	(334)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	5,461	68
Proceeds from issuance of preferred stock, net of expenses	-	7,332
Proceeds from issuance of bridge loan	-	550
Proceeds from issuance of debt	-	9,716
Repayment of debt	(3,633)	(4,318)
Net cash provided by financing activities	1,828	13,348

Effect of foreign exchange rate on cash and cash equivalents	(8)	1
Change in cash and cash equivalents	(715)	2,976
Cash and cash equivalents, beginning of period	7,795	6,895
Cash, cash equivalents, and restricted cash end of period	$7,080	$9,871

Supplemental disclosure of cash flow information:

Cash paid for interest	$676	$113
Cash paid for income taxes	$2	$3

Supplemental disclosure of non cash financing activities:
Conversion of promissory note to preferred stock	$-	$605
Conversion of preferred stock to common stock	$729	$-
Beneficial conversion associated with preferred stock	$-	$1,090
Common stock dividends issued to preferred shareholders	$612	$106
Issuance of common stock warrants	$-	$1,543
Conversion of derivative liability to equity	$3,537	$-
Discount associated with long term debt	$-	$1,375

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

The accompanying unaudited condensed consolidated financial statements of Crossroads Systems, Inc. have been prepared in accordance with the instructions to Form 10-Q; and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes; thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2013 Annual Report on Form 10-K filed on January 23, 2014 (“2013 Form 10-K”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2013 and July 31, 2014, the results of its operations for the three and nine months ended July 31, 2014 and 2013, and its cash flows for the nine months ended July 31, 2014 and 2013. The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending October 31, 2014.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Crossroads GmbH. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, and proceeds from the issuance of equity will be sufficient to fund the anticipated operations for the subsequent four quarters through the quarter ended July 31, 2015.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

The investment in KIP CR P1 LP (the “Partnership” (see Note 6)), is a partnership in which the Company is a limited partner and an affiliate of Fortress Investment Group, LLC is the general partner. This investment is accounted for using the equity method and the value is nominal at July 31, 2014.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Computation of Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Basic loss per share excludes the dilutive effect of common stock equivalents such as stock options and warrants. Future weighted-average shares outstanding calculations will be impacted by the following factors, among others: (i) the ongoing issuance of common stock associated with stock option and warrant exercises; (ii) fluctuations in the Company’s stock price, which could cause changes in the number of common stock equivalents included in the loss per share computation; and (iii) the issuance of common stock to effect business combinations should the Company enter into such transactions.

The Company has excluded all outstanding common stock equivalents from the calculation of diluted loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 12,266,695 and 10,569,405 for the three and nine months ended July 31, 2014 and 2013, respectively. The dilutive common stock equivalents for the nine months ended July 31, 2014 and 2013 include warrants to purchase 5,426,664 and 3,280,849 shares of common stock, 3,747,447 and 4,231,154 shares of preferred stock, which are excluded until converted to common shares (Note 8), and stock options to purchase 3,092,584 and 3,057,402 shares of common stock, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net loss available to common stockholders is calculated by deducting from net loss the preferred dividends paid and accrued of $0.2 and $0.4 million for the three and nine months ended July 31, 2014, respectively. Net loss available to common stockholders was calculated by deducting from net loss, the preferred dividends paid and accrued and beneficial conversion features attributable to warrants, totaling $1.1 and $2.0 million for the three and nine months ended July 31, 2013, respectively.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. The prospective adoption of this new accounting guidance in the first quarter of 2014 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued guidance that requires a parent company to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of this new accounting guidance in the first quarter of 2014 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued new accounting guidance on Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not evaluated the potential impact on the Company’s consolidated financial statements from the adoption of this update.

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

As of July 31, 2014, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of July 31, 2014 and October 31, 2013, the Company held no investments.

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the 5.0% Series F Convertible Preferred Stock was accounted for outside of stockholders’ equity totaling $6.4 million and the warrants issued in connection with the convertible preferred stock accounted for as liabilities at their fair value totaling $0.8 million. The value of the derivative warrant liability was re-measured at each reporting period with changes in fair value recorded as change in value of derivative liability in the accompanying consolidated statements of operations. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relied upon inputs such as shares outstanding, estimated stock price, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares were redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would have been treated as a dividend. The change in the derivative liabilities measured using significant unobservable inputs for the nine months ended July 31, 2014 were as follows (in thousands). See Note 8 explaining the revaluation of Series-F Preferred Stock and Warrants:

Level 3 Roll-forward
Derivative Liability

Balance October 31, 2013	$772
Derivative liability converted to equity upon exercise	(215)
Change in fair value of derivative liability	2,765
Derivative liability reclassified to equity upon ratchet expiration	(3,322)
Balance July 31, 2014 (Unaudited)	$-

3. INVENTORY

Inventory, net consists of the following (in thousands):

	July 31,	October 31,
	2014	2013
	(Unaudited)

Raw materials	$208	$204
Finished goods	88	109
	$296	$313

4. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		July 31,	October 31,
		2014	2013
	Life (years)	(Unaudited)
Equipment	1-3	$16,733	$18,390
Furniture and fixtures	5	793	789
Leasehold improvements	5	576	576
		18,102	19,755
Less: Accumulated depreciation		(17,521)	(18,724)
		$581	$1,031

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was approximately $137,000 and $208,000 for three months ended, and $517,000 and $617,000 for nine months ended July 31, 2014 and 2013, respectively.

5. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	July 31,	October 31,
	2014	2013
	(Unaudited)

Payroll related	$683	$1,470
Professional services	341	359
Warranty reserve	63	41
Other	87	225
	$1,174	$2,095

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

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2013 and nine months ended July 31, 2014 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2013
Warranty reserve	$11	$58	$(28)	$41

Nine months ended July 31, 2014
Warranty reserve (Unaudited)	$41	$47	$(25)	$63

Deferred revenue, current portion, consists of the following (in thousands):

	July 31,	October 31,
	2014	2013
	(Unaudited)

Product	$53	$47
Services	995	1,043
	$1,048	$1,090

6.	LINE OF CREDIT AND LONG TERM LIABILITIES

Effective July 22, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Fortress Credit Co. LLC, an affiliate of Fortress Investment Group LLC (collectively referred to as “Fortress”) that provided for aggregate term loan commitments of up to $10.0 million. The Credit Agreement consisted of: Term Loan A in the principal amount of $5.0 million, maturing on July 22, 2016 and bearing no interest for the first 12 months and Term Loan B in the principal amount of $5.0 million, maturing on February 1, 2016 and bearing no interest for the first six months. The Company drew down the full $10.0 on Term Loan A and Term Loan B (collectively referred to as “Fortress Term Loans”) on July 24, 2013. The Fortress Term Loans accrue interest at 10% annually after the interest free period and interest is due monthly in arrears. The Company began making principal payments on Term Loan A in July 2014. The proceeds from the Fortress Term Loans were used to pay off the Company’s outstanding revolving credit and term loan with Silicon Valley Bank. During the nine months ended July 31, 2014, the Company made principal payments of approximately $2.0 million in excess of the contractual principal payment amounts.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement requires the Company to maintain a minimum of $1.5 million of unrestricted cash at each month end and restricts the Company from making certain cash distributions to equity security holders or from incurring additional indebtedness without prior written consent from Fortress. The Company is also required to supply monthly financial statements to Fortress within 30 days of the end of each month.

Debt issuance costs associated with the Fortress Term Loans totaling $2.3 million were recorded as a deferred charge and are being amortized over the term of the debt using the effective interest rate method with an effective interest rate of 17.48% at July 31, 2014. The effective interest rate is based on the Company’s monthly expense, which includes debt discount and loan origination fee amortization.

In connection with the Credit Agreement, the Company issued warrants to Fortress to purchase 1,454,545 shares of the Company’s common stock at an exercise price of $2.0625 per share (the “Fortress Warrants”). See Note 8 for discussion of the Fortress Warrants.

In addition, the Company also transferred substantially all of its patents, other than its’972 patent family, to the Partnership, which now controls 121 pending or granted non-’972 patents. There was no licensing activity during fiscal year 2013 or to date during fiscal year 2014 associated with these patents. The general partner cannot be removed without the consent of Fortress. The Company accounts for the investment in the partnership on a consolidated basis using the equity method of accounting.

These warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if the Company issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrants, which is initially $2.0625 per share, then the exercise price of the warrants will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share the Company received for the new issue or deemed issue of the additional shares of common stock. In January 2014, the Company and the holders agreed to amend the warrant to remove this full-ratchet anti-dilution provision.

The principal balance due to Fortress is as follows (in thousands):

July 31,
2014
(Unaudited)

Principal balance Fortress Term Loans	$6,367
Principal balance other	30
Unaccreted debt discount	(708)
Net carrying value due Fortress	5,689
Less current portion	(3,116)
Long term portion	$2,573

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through March 31, 2020. Rental expense under these agreements was approximately$81,000 and $116,000 for the three months ended July 31, 2014 and 2013, and $327,000 for both the nine months ended July 31, 2014 and 2013, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. On May 2, 2014, the lease was amended, extending the lease through March 31, 2020, and reducing the space leased to 16,200 square feet. The extended term of the lease represents a lease commitment of approximately $258,000 per year through the lease term.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. Dot Hill has filed a motion to dismiss and Crossroads has filed its response; the Court denied Dot Hill’s motion. Dot Hill recently filed a partial motion for summary judgment regarding whether certain products Dot Hill sells are subject to royalties under the Amended Settlement and License Agreement. Crossroads has prepared and filed its response requesting summary judgment in its favor on this issue. The Markman hearing is scheduled for October 6-7, 2014.

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation alleging infringement by Oracle Corporation of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc., v. Oracle Corporation; Civil Action No. 1:13-CV-895-SS (W.D. Tex., Austin Division)). Oracle has answered the complaint and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. Oracle is also a party to four petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each asserted patent. Crossroads is preparing its responses to these petitions.

The Company filed a lawsuit on November 26, 2013 against Tandberg Data Corporation alleging infringement by Tandberg Data Corporation of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Tandberg Data Corporation; Civil Action No. 1:13-cv-01026-SS (W.D. Tex., Austin Division)). This case was settled in May 2014, and subsequently dismissed.

The Company filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). Huawei has answered the complaint and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. Huawei is also a party to four petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each asserted patent. Crossroads is preparing its responses to these petitions.

The Company filed a lawsuit on November 26, 2013 against Dell Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:13-cv-01023-SS (W.D. Tex., Austin Division)). This case was dismissed without prejudice in June 2014.

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). Cisco has answered the complaint and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. Cisco is also a party to two petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which challenges the validity of U.S. Patent No. 6,425,035. Crossroads is preparing its responses to this petition.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). NetApp has answered and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. NetApp is also a party to five petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each asserted patent. Crossroads is preparing its responses to these petitions.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). Quantum has answered the complaint and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. Quantum is also a party to two petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which challenges the validity of U.S. Patent No. 6,425,035. Crossroads is preparing its responses to this petition.

On April 15, 2014, NetApp, Inc. filed an action for declaratory judgment of non-infringement of U.S. Patent Nos. 7,987,311 and 7,051,147 (the case is styled NetApp, Inc. v. Crossroads Systems, Inc.; Civil Action No. 4:14-CV-01727-JSW (N.D. Cal., Oakland Division). This action has been dismissed based on a joint request by the parties.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY

2010 Private Placement

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $ 10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 1.47%, and expected term of 5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of July 31, 2014, there were 949,034 warrants outstanding.

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

The warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants totaling $1,543,000 was initially allocated to additional paid in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the convertible preferred stock of approximately $1,090,000. This amount was recorded, upon issuance, as a deemed dividend.   Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds.   The warrants were exercisable immediately upon issue, and expire March 22, 2018.   During the three months ended July 31, 2014, the Company issued 73,396 dividend common shares valued at approximately $246,000. During the three months ended January 31, 2014, the Company issued 150,703 dividend common shares valued at approximately $366,000. The next dividend is due December 31, 2014. The Company filed a registration statement to register these securities on Form S-1 on May 10, 2013 with the Securities and Exchange Commission (“SEC”).

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares were accounted for net outside of stockholders’ equity at $6.4 million with the warrants accounted for as liabilities at their fair value of $0.8 million as of October 31, 2013. The ratchet included with the warrants expired during the second quarter of 2014 and as a result the value of the derivative warrant liability was $0 as of July 31, 2014.

In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend. During the nine months ended July 31, 2014, there were 483,707 shares of Series F Preferred shares converted to common shares.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2014 Private Placement

On March 31, 2014 the Company sold 1,986,622 units at $2.2565 per unit for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 993,311 shares of common stock have a weighted average exercise price of $2.45 per share.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. As of July 31, 2014, there were 993,311 warrants outstanding.

As a result of credit, common stock and preferred stock transactions, the Company has the following common stock warrants outstanding at July 31, 2014:

Warrants Outstanding

Warrant Transaction	Warrants Outstanding	Weighted Average Exercise Price
2010 Private Placement	949,034	$3.20
2013 Private Placement	2,029,774	$2.00
2013 Fortress Credit Agreement	1,454,545	$2.06
2014 Private Placement	993,311	$2.45
Total Warrants	5,426,664

A rollforward of activity in stockholders equity is presented in the following table as of July 31, 2014 (in thousands, unaudited):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Additional		Accumulated	Total
	Preferred Stock	Common Stock	Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Amount	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance at October 31, 2013	$-	$12	$208,702	$(216,578)	$(51)	$(7,915)

Transfer preferred stock from temporary equity	4	-	6,390	-	-	6,394
Exercise of options and warants	-	1	1,340	-	-	1,341
Stock-based compensation	-	-	1,237	-	-	1,237
Ratchet expiration	-	-	3,322	-	-	3,322
Common stock dividends issued to preferred shareholders	-	-	612	(612)	-	-
Private placement	-	2	4,334	-	-	4,336
Foreign currency translation adjustment	-	-	-	-	(4)	(4)
Net loss	-	-	-	(7,272)	-	(7,272)

Balance at July 31, 2014	$4	$15	$225,937	$(224,462)	$(55)	$1,439

9.	STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors and advisors.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan.  As of July 31, 2014, options to purchase 488,021 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,500,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.   As of July 31, 2014, options to purchase 3,684,576 shares of common stock were granted from the 2010 Plan, of which 2,604,563 were outstanding. During the nine months ended July 31, 2014 and 2013, common stock share grants of 66,081 and 146,555, respectively, were granted from the 2010 Plan.

As of July 31, 2014, options to purchase an aggregate of 3,092,584 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 1,985,652 were vested. Under the 2010 Plan, 306,955 shares of common stock were available for future grants as of July 31, 2014.  The shares of common stock reserved for future grant are reduced by 291,887 options previously exercised under the 2010 Plan, and 296,595 shares of stock granted under the 2010 Plan.  The Compensation Committee of the board of directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. During the nine months ended July 31, 2014, the majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Nine months ended July 31,
	2014	2013
	(Unaudited)	(Unaudited)

Cost of revenue	$28	$18
Sales and marketing	305	245
Research and development	444	258
General and administrative	535	327
Total stock-based compensation	$1,312	$848

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2013, approximately $147,000 of stock-based compensation was accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2013. Accordingly, 66,081 shares of common stock were granted in January 2014 to satisfy this liability.

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

	Nine months ended July 31,
	2014	2013

Expected dividend yield	0%	0%
Expected volatility	73 - 79%	71 - 74%
Risk-free interest rate	1.4 - 1.7%	0.7 - 1.4%
Expected term (years)	4 - 5	3.5 - 10

The following table summarizes information about stock option activity for the nine months ended July 31, 2014 (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)
Outstanding at October 31, 2013	3,320,910	$2.71	6.43	$-
Granted	653,042	$1.83
Forfeited	(559,752)	$4.46
Exercised	(321,616)	$1.60
Outstanding and expected to vest at July 31, 2014	3,092,584	$2.32	7.53	$2.6

Exercisable at July 31, 2014	1,985,652	$2.50	6.73	$1.6

The weighted average fair value per option granted during the nine months ended July 31, 2014 and 2013 was $1.18 and $1.42 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended July 31, 2014 and 2013 was $310,000 and $32,700 respectively. During the nine months ended July 31, 2014 and 2013, the amount of cash received from the exercise of stock options was $515,000 and $59,000, respectively.

The Company granted 10,000 and 83,883 options to non-employees during the nine months ended July 31, 2014 and 2013, with a fair value of approximately $14,000 and $120,000, respectively.

At July 31, 2014, there was approximately $608,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.9 year. There were 1,016,820 and 405,127 options that became vested during the nine months ended July 31, 2014 and 2013, respectively, with the total fair value of these awards of approximately $1,268,000 and $896,000 respectively.

The following table shows information about outstanding stock options at July 31, 2014:

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Shares	Remaining	Average		Average
Exercise Prices			Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	-	$1.03	164,636	7.46	$0.89	164,636	$0.89
$1.21	-	$1.48	411,506	8.90	$1.22	195,881	$1.22
$1.48	-	$1.54	450,000	9.31	$1.54	168,750	$1.54
$1.54	-	$2.04	338,040	5.93	$1.64	309,641	$1.63
$2.04	-	$2.10	839,649	8.82	$2.10	473,340	$2.10
$2.10	-	$3.52	376,888	6.29	$2.88	229,508	$3.10
$3.52	-	$4.75	330,711	4.79	$4.55	279,932	$4.53
$4.75	-	$7.20	181,154	4.68	$5.15	163,964	$5.18

$-	-	$7.20	3,092,584	7.53	$2.32	1,985,652	$2.50

10.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.   All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.   In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan.   The Company made matching contributions $136,000 and $215,000 during the nine months ended July 31, 2014 and 2013, respectively.

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

2014 Private Placement

The lead investor in the 2014 Private Placement (see Note 8) was Lone Star Value Investors, LP (“LSVI”). LSVI is controlled by the Company’s Chairman of the board of directors, Jeffrey E. Eberwein. LSVI acquired 1,288,352 shares of common stock in the placement, which included warrants to purchase 644,176 shares of common stock at an exercise price of $2.46 per share, for approximately $2.9 million.

12. PREFERRED STOCK RIGHTS

On May 23, 2014, the Company's board of directors adopted a tax benefit preservation plan (the “Plan”). The Plan is intended to diminish the risk that the Company’s ability to use net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The board of directors authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.001 per share, and 5.0% Series F Convertible Preferred Stock, par value $0.001 per share, of the Company to stockholders of record as of the close of business on June 4, 2014. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series G Participating Preferred Stock, par value $0.001 per share, of the Company at an exercise price of $14.00 per one one-thousandth of a share of Series G Participating Preferred Stock, subject to adjustment.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The rights will become exercisable following (i) the 10th business day (or such later date as may be determined by the board of directors) after the public announcement that an acquiring person has acquired beneficial ownership of 4.99% or more of the common stock (calculated pursuant to the plan) or (ii) the 10th business day (or such later date as may be determined by the board) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 4.99% or more of the common stock (calculated pursuant to the Plan).

In addition, upon the occurrence of certain events, the exercise price of the rights would be adjusted and holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase common stock at approximately half of market value. Given the potential adjustment of the exercise price of the rights, the rights could cause substantial dilution to a person or group that acquires 4.99% or more of the Company's common stock on terms not approved by the Company's board of directors.

No rights were exercisable at July 31, 2014. There is no impact to the Company's financial results as a result of the adoption of the rights plan for the nine month period ended July 31, 2014.

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

Forward-looking statements may include statements about our:

•	ability to implement our business strategy, including the transition from a hardware storage company to a software solutions and services provider;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	expected future financial performance;
•	expectations regarding our operating expenses;
•	ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress;
•	future legal and other developments in litigation to which we may be a party;
•	ability to anticipate market needs or develop new or enhanced products to meet those needs;
•	ability to expand into other sectors of the storage market, beyond protection storage;
•	expectations regarding market acceptance of our products;
•	ability to compete in our industry and innovation by our competitors;
•	ability to protect our confidential information and intellectual property rights;
•	ability to successfully identify and manage any potential acquisitions;
•	ability to manage expansion into international markets;
•	ability to remediate any material weakness in our internal controls identified by our independent registered public accounting firm;
•	ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
•	ability to recruit and retain qualified sales, technical and other key personnel;
•	ability to obtain additional financing; and
•	ability to manage growth.

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

Our strategic focus is on long-term data preservation in markets experiencing high data growth. We currently ship the following products: StrongBox®, Read Verify Appliance® (“RVA”), SPHiNX™, and storage routers. All of our solutions solve data management problems involving storage, protection, and archiving. Our approach emphasizes long-term investment protection for our customers by reducing the complexities and ongoing costs associated with data protection and storage management. Moreover, our products are designed with a scalable architecture, which enables companies to purchase additional storage as needed and make it available instantly without operation-halting downtime. We sell these products through a network of OEM and strategic partners for our United States and European operations.

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

In July 2013, we entered into a loan transaction with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (we refer to those affiliates collectively as “Fortress”), which included the formation of a partnership controlled by Fortress (the “Partnership”) to which we assigned all of our existing and issued patents and applications other than our patents in the ’972 family. We refer to this group of patents as the non-‘972 patents. The Partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents. The non ‘972 patent portfolio has never been the focus of a licensing campaign. However, we expect to begin a formal licensing campaign in the next 12 months, but we are unable to predict if this campaign will be profitable. We also have the right, in connection with the repayment of the amounts due under the credit agreement and upon the payment of a pre-determined premium of $2.0 million (20% of the amount Fortress loaned to the Company), to buy out Fortress’s interest in the Partnership and return all of the rights to the assigned non-’972 patent rights to ourselves. We intend to periodically monitor and assess the viability and the value of such a buyout.

We continue to look for different ways to extract value from our non-‘972 patents, which may include commercial, financial and strategic initiatives. We believe our IP has value beyond its quantifiable monetary value. For example, we believe that the proprietary nature of our products is appealing to both end-users and strategic partners who view our products as not being easily replaceable. Additionally, IP may be a significant barrier to entry for potential competitors. Therefore, we will continue to assess the value of our current portfolio and attempt to expand and take advantage of our IP portfolio potential.

Key Financial Definitions

Revenue . Revenue consists of sales of hardware, software and services, as well as royalties we earn for products and the license of certain intellectual property. Our “product revenue” is composed of sales of our hardware products and software products sold to our network of strategic partners, including value added resellers, and original equipment manufacturers, as well as directly to end users. Our “IP license, royalty and other revenue” is derived from the licensing of intellectual property, royalty payments, and sales of service contracts.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 99 employees as of July 31, 2013 and 47 employees as of July 31, 2014. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Interest Expense. Interest expense consists of amounts charged by lenders related to interest on our line of credit and term loans, both paid and accrued.

Amortization of Debt Discount and Issuance Costs Expense. Amortization of debt discount and issuance costs expense consists of the effective interest amortization of debt, which includes the amortization of financing costs, and the fair value of the Fortress warrants. It is separated from interest paid due to the material nature of both.

Critical Accounting Policies and Estimates

Contracts to Modify or Customize Products

We have entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, we first determine the accounting elements in the arrangement and then consider the appropriate recognition model for each accounting element based on the nature.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.

On March 4, 2013, FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We anticipate adopting ASU 2013-05 beginning November 1, 2014. We do not anticipate that these changes will have a material impact on our consolidated financial statements or disclosures.

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2013 Form 10-K.

Results of Operations

Three and Nine Months Ended July 31, 2014 Compared to the Three and Nine Months Ended July 31, 2013

Revenue.   Total revenue decreased $0.7 million, or 25.3%, to $2.1 million for the three months ended July 31, 2014 from $2.8 million for the three months ended July 31, 2013. Total revenue decreased $0.6 million, or 6.3%, to $8.5 million for the nine months ended July 31, 2014 from $9.1 million for the nine months ended July 31, 2013.

Product revenues for the three months ended July 31, 2014 decreased $0.6 million, or 51.6%, to $0.6 million compared with $1.2 million for the three months ended July 31, 2013 due primarily to a decrease in revenue from StrongBox of $0.4 million from reduced product volume. The three months ending July 31, 2013 also included a final payment on an OEM rebranding contract for Strongbox. In addition, revenue from our SPHiNX product decreased $0.2 million due to lower licensing revenue from HP in the current fiscal quarter.

Product revenues for the nine months ended July 31, 2014 decreased $1.3 million, or 30.4%, to $2.9 million compared with $4.2 million for the nine months ended July 31, 2013 primarily due to a decrease of $0.8 million of SPHiNX licensing revenue from HP, as well as a decrease in Strongbox revenue of $0.5 million, due to the recognition of the final payment on an OEM rebranding contract in 2013, as well as revenue recognized on the Iron Mountain research and development services agreement.

IP license, royalty and other revenue consists of the following for the three and nine months ended July 31, 2014 and 2013:

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
IP license revenue	$356	$227	$1,612	$684
HP royalty and post contract service revenue	862	921	2,573	2,716
Post contract service and other service revenue (non-HP)	269	407	1,396	1,479
IP license, royalty and other revenue	$1,487	$1,555	$5,581	$4,879

IP license, royalty and other revenues for the three months ended July 31, 2014 decreased $0.1 million, or 4.4%, to $1.5 million compared with $1.6 million for the three months ended July 31, 2013.

IP license revenue increased $0.1 million as a result of increased ongoing royalties from certain licensees for the three months ended July 31, 2014. HP royalty and post contract support (PCS) service revenue decreased $0.1 million for the three months ended July 31, 2014, due to decreasing royalties for legacy router shipments, and reduced support for our SPHiNX product which HP is actively moving to their new platform. PCS and other service revenue (non-HP) decreased $0.1 million primarily due to revenue recognized from the Iron Mountain research and development services agreement during the fiscal third quarter of 2013.

IP license, royalty and other revenues for the nine months ended July 31, 2014 increased $0.7 million, or 14.4%, to $5.6 million compared with $4.9 million for the nine months ended July 31, 2013.

IP license revenue increased $0.9 million in 2014 as a result of the one-time increase in royalties received from a certain licensee. HP royalty and PCS service revenue decreased $0.1 million for the nine months ended July 31, 2014, compared to the nine months ended July 31, 2013, as a result of decreasing royalties for legacy router shipments, and reduced service revenue from our HP SPHiNX product which HP is actively moving to their new platform. PCS and other service revenue (non-HP) decreased $0.1 million primarily due to revenue recognized from the Iron Mountain research and development services agreement during the fiscal third quarter of 2013.

Cost of Revenue.   Cost of revenue decreased $0.3 million, or 38.0%, to $0.4 million for the three months ended July 31, 2014 from $0.7 million for the three months ended July 31, 2013. Product costs for the three months ended July 30, 2014 decreased $0.1 million, or 27.0%, to $0.1 million from $0.2 million for the three months ended July 31, 2013. IP license, royalty and other costs decreased $0.2 million, or 42.1%, for the three months ended July 31, 2014 to $0.3 million from $0.5 million for the three months ended July 31, 2013, due to reduced product volume.

Cost of revenue decreased $1.0 million, or 38.4%, to $1.5 million, for the nine months ended July 31, 2014 from $2.5 million for the nine months ended July 31, 2013. Product costs for the nine months ended July 31, 2014 remained consistent at $0.6 million. IP license, royalty and other costs decreased $1.0 million, or 50.5%, for the nine months ended July 31, 2014 to $0.9 million from $1.9 million for the nine months ended July 31, 2013, primarily due to $0.8 million of costs related to the Iron Mountain research and development services agreement during fiscal year 2013.

Sales and Marketing.   Sales and marketing expenses decreased $0.9 million, or 50.8%, to $0.9 million for the three months ended July 31, 2014 from $1.8 million for the three months ended July 31, 2013. This decrease was primarily due to decreased payroll and benefits expenses of approximately $0.7 million from a reduction-in-force in October 2013, reduced travel, entertainment and tradeshow related expenses of approximately $0.1 million, and contract labor and outside services of approximately $0.1 million. Headcount for our Sales and Marketing departments decreased from 36 from the fiscal quarter ended July 31, 2013 to 13 in the fiscal quarter ended July 31, 2014, a decrease of 63.8% and include business development, sales engineers and employees in our sales office in Germany.

Sales and marketing expenses decreased $2.8 million, or 49.6%, to $2.8 million for the nine months ended July 31, 2014 from $5.6 million for the nine months ended July 31, 2013. This decrease was primarily due to decreased payroll and benefits of approximately $1.8 million from a reduction-in-force in October 2013, travel, entertainment and tradeshow related expenses of $0.3 million, reduction in evaluation units, equipment and freight of $0.2 million, office related expenses in our German subsidiary of approximately $0.2 million, allocated overhead expenses of $0.1 million, contract labor and outside services of approximately $0.1 million, and other general departmental expenses of $0.1 million.

Research and Development.    Research and development expenses decreased $0.9 million, or 38.7%, to $1.4 million for the three months ended July 31, 2014 from $2.2 million for the three months ended July 31, 2013. This decrease was due to decreased payroll and benefits expense of approximately $0.8 million from a reduction-in-force in October 2013, and decreased contract labor and outside services of $0.1 million. Headcount for our research and development departments decreased from 47 from the fiscal quarter ended July 31, 2013 to 23 in the fiscal quarter ended July 31, 2014, a decrease of 51.1%. We anticipate research and development expenses will be consistent going forward.

Research and development expenses decreased $3.7 million, or 45.4%, to $4.4 million for the nine months ended July 31, 2014 from $8.1 million for the nine months ended July 31, 2013. This decrease was due to decreases in payroll and benefits of approximately $3.2 million from a reduction-in-force in October 2013, decreased consulting and outside services of $0.4 million, decreased equipment depreciation by $0.1 million, allocated overhead expense decreased by $0.1 million, and a decrease in other expenses of $0.1 million, offset by an increase in stock based compensation of $0.2 million.

General and Administrative.  General and administrative expenses decreased $0.6 million, or 33.8%, to $1.1 million for the three months ended July 31, 2014 from $1.7 million for the three months ended July 31, 2013. This decrease was due to decreased professional fees of approximately $0.3 million, payroll and benefits expense of approximately $0.2 million, and consulting and outside services of approximately $0.1 million. Headcount for our general and administrative departments decreased from 13 from the fiscal quarter ended July 31, 2013 to 10 in the fiscal quarter ended July 31, 2014, a decrease of 23.1%.

General and administrative expenses increased $0.2 million for the nine months ended July 31, 2014, or 4.3%, to $3.7 million, from $3.5 million for the nine months ended July 31, 2013. The increase was due to increases in professional fees by approximately $0.1 million, an increase in insurance expense of $0.1 million, and an increase in contract labor and outside services by $0.1 million, offset by decreased payroll, benefits, and stock based compensation of $0.1 million. We expect the absolute amount of general and administrative expenses going forward to be consistent with prior periods.

Gain on settlement.  Gain on settlement increased $1.1 million, or 100.0%, for the nine months ended July 31, 2014 from $0.0 million for the nine months ended July 31, 2013. The increase was due to the bifurcation of the payment received from IRM, between amounts received for work performed on the development of the product, and a gain from settlement. We recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as a reduction in operating expenses.

Interest expense.  Interest expense increased $131,000, or 247.2%, to $184,000 for the three months ended July 31, 2014 from $53,000 for the three months ended July 31, 2013. The increase was due to increased average outstanding debt for the three months ended July 31, 2014, at higher interest rates on the outstanding debt.

Interest expense increased $0.5 million, or 254.0%, to $0.7 million for the nine months ended July 31, 2014 from $0.2 million for the nine months ended July 31, 2013. The increase was due to increased average outstanding debt for the nine months ended July 31, 2014, at higher interest rates on the outstanding debt.

Amortization of debt discount and issuance costs.  Amortization of debt discount and issuance costs expense increased $0.3 million, or 1,781.3%, to $0.3 million for the three months ended July 31, 2014 from $16,000 for the three months ended July 31, 2013. The amortization relates to the additional borrowings drawn from Fortress during 2013.

Amortization of debt discount and issuance costs expense increased $1.0 million, or 5,943.8%, to $1.0 million for the nine months ended July 31, 2014 from $16,000 for the nine months ended July 31, 2013. The amortization relates to the additional borrowings drawn from Fortress during 2013.

Change in value of derivative liability.  The change in value of derivative liability was $0 for the three months ended July 31, 2014, and a benefit of $0.8 million, for the three months ended July 31, 2013. The change in value of derivative liability was an expense of $2.8 million, for the nine months ended July 31, 2014, and a benefit of $0.8 million, for the three months ended July 31, 2013. The change is the periodic revaluation of the warrants issued in connection with the Series F preferred shares sold during fiscal year 2013. In March 2014, upon the expiration of the full ratchet anti-dilution provisions, the Series F preferred stock and related warrants were reclassified as permanent stockholders' equity and the derivative liability associated with the warrants has been removed and recorded as a positive change in derivative liability in the statement of operations.

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

The following table summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Nine Month Ended July 31,
	2014	2013
	(unaudited)
Net cash used in operating activities	$(2,482)	$(10,039)
Net cash used in investing activities	(53)	(334)
Net cash (used in) provided by financing activities	1,828	13,348
Net (decrease) increase in cash and cash equivalents	(715)	2,976
Cash, cash equivalents, and restricted cash, end of period	7,080	9,871

Net cash used in operating activities decreased $7.6 million from $10.0 million for the nine months ended July 31, 2013 to $2.5 million in the nine months ended July 31, 2014. Net loss for the nine months ended July 31, 2014 was $7.3 million, reflecting a decrease of approximately $2.8 million compared with the nine months ended July 2013. Included in 2014 net loss were non-cash adjustments for the loss on derivative liability of $2.8 million, stock based compensation of $1.3 million, amortization of debt discount of $1.0 million, and depreciation of $0.5 million, reducing cash used in operating activities. These non-cash adjustments were offset partially by a decrease in professional fees included in accrued expenses of approximately $1.0 million, and a decrease in prepaid amounts for consulting and trade-show expenses included in prepaid expenses and other assets of $0.1 million during the nine months ended July 31, 2014.

Cash flows from investing activities primarily relate to capital expenditures to support our employees and our capital needs in our research and development efforts. Net cash used by investing activities was approximately $53,000 in the nine months ended July 31, 2014 compared to $334,000 in cash used by investing activities during the nine months ended July 31, 2013. In the nine months ended July 31, 2014, and 2013, cash used was primarily related to the purchase of property and equipment, and cash received from surplus equipment liquidated.

Cash flows provided by financing activities in the nine months ended July 31, 2014 was $1.8 million. Proceeds from the sale of common stock, and exercise of options and warrants amounted to approximately $5.5 million, offset by the repayment of debt of $3.6 million. Cash provided by financing activities in the nine months ended July 31, 2013 was $13.3 million, primarily from the borrowing of debt in the amount of $9.7 million, and the issuance of preferred stock and a bridge loan of approximately $8.0 million, partially offset by the repayment of debt of $4.3 million.

Financing Arrangements

Fortress Loan Transaction and Related Warrants. Effective July 22, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (such affiliates collectively, “Fortress”) that provides for aggregate term loan commitments of up to $10.0 million, consisting of a term loan A (“Term Loan A”) in the principal amount of $5.0 million and a term loan B (“Term Loan B” and, together with Term Loan A, the “Term Loans”) in the principal amount of $5.0 million. We drew down the full $10.0 million of both Term Loans on July 24, 2013. The obligations of the Company under the Credit Agreement are secured by, among other things, substantially all of the assets of the Company.   In connection with our entry into this loan transaction with Fortress, we transferred 121 pending or granted non-’972 patents, which constitute substantially all of our patents other than those relating to the Company’s ’972 patent family, to a limited partnership of which we are a limited partner and of which an affiliate of Fortress is the general partner. The limited partnership concurrently provided the Company a non-exclusive license to the assigned non-’972 patent rights for the life of such patents, subject to earlier termination if we undergo an insolvency event.

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

As a condition to and in connection with the Credit Agreement, the Company issued to Fortress the Fortress Warrant, pursuant to which Fortress is entitled to purchase 1,454,545 shares of our common stock for $2.0625 per share. The Fortress Warrant is exercisable on or after October 22, 2013 and will expire on the seventh anniversary of the effective date of the Fortress transactions. If the Fortress Warrant is exercisable and there is no effective Registration Statement registering, or no current prospectus available for, the resale of, the shares of common stock issuable upon exercise of the Fortress Warrant, then the Fortress Warrant may also be exercised at such time by means of a “cashless exercise,” determined according to the terms of the Fortress Warrant.

These warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if we issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrants, which is initially $2.0625 per share, then the exercise price of the warrants will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share we received for the new issue or deemed issue of the additional shares of common stock.

On January 23, 2014, we entered into an Amendment to the Fortress Warrant to remove the “full-ratchet” anti-dilution provision of the Fortress Warrant. This “full-ratchet” anti-dilution provision would have expired no later than July 22, 2014 under the original terms of the Warrant. As a result, the remaining long-term derivative liability was transferred to additional paid-in capital in January 2014.

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

The convertible preferred stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes for issuance up to 4,500,000 shares of convertible preferred stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of convertible preferred stock to convert the convertible preferred stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. As of the date hereof, less than 90% of the aggregate number of shares of Sub-Series F-1 are outstanding, as a remainder have been voluntarily converted into common stock at the option of the holders. Therefore, the holders of Sub-Series F-1 shares are entitled to elect one director to our board of directors. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. The holders of shares of the convertible preferred stock are entitled to a liquidation preference equal to the original issuance price plus accrued and unpaid dividends.

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

The warrants became exercisable six months after the closing date of the issuance, and expire March 22, 2018.

Dividends on the Series F convertible preferred stock accrue at an annual rate of 5.0% of the original issue price and are payable on a semi-annual basis. The convertible preferred ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. Pursuant to a registration rights agreement entered into with the purchasers of the Series F convertible preferred stock, in the event that a registration statement for the resale of the common stock underlying the convertible preferred stock and March 2013 warrants was not declared effective prior to July 26, 2013 (120 days from the closing of the March 2013 private placement), then the rate at which dividends accrue on our convertible preferred stock will be increased to an annual rate of 12.0% from that date until such time as a registration statement is declared effective, at which time the dividend rate will revert to an annual rate of 5.0%. Our registration statement was not declared effective by July 26, 2013, and as a result the dividend rate on the convertible preferred stock at present increased to an annual rate of 12.0% until September 19, 2013, when that registration statement was declared effective. We may elect to satisfy our obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof, in our discretion.

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

In May 2014, the FASB issued new accounting guidance on Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of the guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not evaluated the potential impact on the Company’s financial statements from the adoption of this update.

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

Intellectual Property Litigation

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. Dot Hill has filed a motion to dismiss and Crossroads has filed its response; the Court denied Dot Hill’s motion. Dot Hill recently filed a partial motion for summary judgment regarding whether certain products Dot Hill sells are subject to royalties under the Amended Settlement and License Agreement. Crossroads has prepared and filed its response requesting summary judgment in its favor on this issue. The Markman hearing is scheduled for October 6-7, 2014.

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation alleging infringement by Oracle Corporation of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc., v. Oracle Corporation; Civil Action No. 1:13-CV-895-SS (W.D. Tex., Austin Division)). Oracle has answered the complaint and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. Oracle is also a party to four petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each asserted patent. Crossroads is preparing its responses to these petitions.

The Company filed a lawsuit on November 26, 2013 against Tandberg Data Corporation alleging infringement by Tandberg Data Corporation of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Tandberg Data Corporation; Civil Action No. 1:13-cv-01026-SS (W.D. Tex., Austin Division)). This case was settled in May 2014, and subsequently dismissed.

The Company filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). Huawei has answered the complaint and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. Huawei is also a party to four petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each asserted patent. Crossroads is preparing its responses to these petitions.

The Company filed a lawsuit on November 26, 2013 against Dell Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:13-cv-01023-SS (W.D. Tex., Austin Division)). This case was dismissed without prejudice in June 2014..

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). Cisco has answered the complaint and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. Cisco is also a party to two petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which challenges the validity of U.S. Patent No. 6,425,035. Crossroads is preparing its responses to this petition.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). NetApp has answered and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. NetApp is also a party to five petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each asserted patent. Crossroads is preparing its responses to these petitions.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Dell Inc.; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). Quantum has answered the complaint and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. Quantum is also a party to two petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which challenges the validity of U.S. Patent No. 6,425,035. Crossroads is preparing its responses to this petition.

On April 15, 2014, NetApp, Inc. filed an action for declaratory judgment of non-infringement of U.S. Patent Nos. 7,987,311 and 7,051,147 (the case is styled NetApp, Inc. v. Crossroads Systems, Inc.; Civil Action No. 4:14-CV-01727-JSW (N.D. Cal., Oakland Division). This action has been dismissed based on a joint request by the parties.

ITEM 1A.	RISK FACTORS

The following risk factor is provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended October 31, 2013.

We adopted a tax benefits preservation plan, designed to preserve the value of certain income tax assets, primarily tax net operating loss carryforwards (“NOLs”), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders. On May 23, 2014, we adopted a tax benefits preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding common stock (including shares of Series F Preferred Stock) without the approval of the board of directors. The 382 Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of the Company's common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2014, the company issued an aggregate of 73,396 shares of common stock as a dividend to the holders of its Series F convertible preferred stock.

The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), as under applicable Securities and Exchange Commission guidance, the issuance did not constitute a “sale” within the meaning of Section 2(a)(3) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF 101.LAB	XBRL Taxonomy Definition Linkbase Document XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

September 10, 2014	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

September 10, 2014	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

