Form 10-K
period 2014-10-31
CROSSROADS SYSTEMS INC
filed 2015-01-14
CIK 1093207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2014

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
Austin , TX
(Address of principal executive offices)	(Zip Code)

(512) 349-0300

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange
Title of Class	on Which Registered
Common Stock ($0.001 par value) Rights to Purchase Series G Preferred Stock	NASDAQ Capital Market NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of April 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $2.12 per share on the Nasdaq Capital Market, was $22,877,023.

16,032,993 shares of Common Stock were outstanding at January 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CROSSROADS SYSTEMS, INC.

FORM 10-K

i

PART I

Item 1.	Business

Overview

Crossroads Systems, Inc. is a global provider of data storage. Founded in 1996 and based in Austin, Texas, Crossroads develops technology and products that address specific IT challenges, such as cost-effectively storing and protecting business-critical data. Crossroads’ commitment to innovation is evident through our numerous industry recognitions for excellence in data storage and protection and the successful application of our technology throughout the industry. Our products are sold worldwide to Fortune 2000 companies. Additionally, technology leaders such as Hewlett Packard (HP), Hitachi Data Systems and Fujifilm are among our original equipment manufacturer (OEM) and strategic partners.

Our strategic product focus is on long-term data preservation and protection in markets experiencing high data growth. We currently ship the following products: StrongBox®, StrongBox DataManager, StrongBox VSeries Tape Libraries, SPHiNX TM, Read Verify Appliance®, FileStor HSM, and routers. All of our solutions solve storage and data management problems and protect customers’ long-term investments by reducing both cost and complexity. Moreover, our products are designed with a scalable architecture, allowing companies to purchase additional storage capacity as needed and allowing Crossroads to deliver incremental capacity purchases nearly instantly and without operation-halting downtime. We sell these products through a network of OEM and strategic partners in conjunction with our US and European operations.

Our proprietary technology has resulted in strong intellectual property assets. Crossroads’ technological developments have produced industry recognized patents which have been licensed extensively. Since 2000, Crossroads has received over $61 million in revenue from licensing activity. That licensing activity continues as Crossroads’ technological developments become even more widely used in data storage solutions.

Our Direction and Strategy

Crossroads’ fundamental purpose is to help customers simplify and improve IT operations where access to mission-critical data is key. Our commitment to innovatively solving complex problems provides ongoing value to our customers, partners and shareholders. Our objective is to deliver innovative, reliable, and affordable data protection solutions. By doing so, we expect to increase our product revenues and drive our business towards profitability. As we attempt to gain market acceptance of our newest products, we are concentrating on meeting the needs of select OEM and strategic partners that sell our products, while controlling operating expenses.

Our strategy is to deliver solutions into focused markets where data is critical to the ongoing operations of the business. In today’s business environment, improving the productivity and efficiency of data assets has become a top priority for organizations worldwide. Recent industry research indicates that organizations are required to store data that is estimated to grow at more than 50% annually, but IT budgets are forecasted to grow at less than 4%. As a result of these opposing forces, we believe that many companies find themselves lacking the essential resources to manage their information assets. Our comprehensive data storage and protection solutions present alternatives designed to enable IT managers to easily and cost-effectively store, share, and preserve data and to provide continuous access, while also providing replication for disaster recovery.

As a result of our research and development efforts over the past 18 years, we have a unique and extensive knowledge of data storage and tape technologies. Therefore, protecting our proprietary technology is an important component of our business strategy. We made break-through advances in data storage solutions and have made our technology available to the industry through licensing. More than 50 storage industry providers have entered in licensing arrangements with Crossroads to access and utilize the technology we have developed and patented. We will continue to offer licenses to storage industry providers.

Products

Our products are mainly delivered as software via a hardware appliance. We also provide post contract support and professional services.

We currently sell the following products:

•	StrongBox — a Network-Attached Storage (NAS) appliance that delivers low cost data preservation with built in data protection;

•	StrongBox DataManager — a software enhancement to the StrongBox NAS that provides transparent file migration from primary storage systems, such as NetApp, Windows, Linux, and other servers, into the StrongBox NAS. Users gain fluid data movement all from a single, integrated solution;

•	StrongBox VSeries Tape Libraries — paired with the StrongBox NAS to provide customers a complete data storage solution. StrongBox VSeries libraries use LTO 6 tape media, delivering the most scalable, cost-effective, and reliable storage medium available.

•	SPHiNX — a virtual tape system that provides complete data protection to reduce the cost and complexity of data backup and disaster recovery;

•	ReadVerify Appliance (RVA) — proactively monitors tape media usage and the overall health of tape resources;

•	FileStor HSM — a software solution that provides intelligent file management for policy-based data migration; and

•	Fibre Channel (FC) Storage Routers — offer connectivity and protocol conversion from the FC Storage Area Network (“SAN”) to Small Computer System Interface (“SCSI”) tape and disk storage device interfaces.

Principal Markets and Distribution Channels, Marketing and Customers

We employ an OEM and strategic partner distribution strategy as a way to leverage our resources. We have recently adjusted our distribution strategy to focus on a smaller number of partners who have the potential to sell large quantities of our products, perform installation, and offer certain levels of ongoing support. Our approach is to work with partners who offer our products as part of an overall data protection and preservation solution to their customers. Our sales force is responsible for managing key OEM and strategic partner relationships. End user customers include small businesses, government agencies and large, multinational corporations. Our customers also include parties that we have entered into contracts with for the use of our patented technology through our licensing campaign. Our product sales are concentrated with several key customers.

A large portion of our revenue comes from either our licensing campaign or OEM relationships. OEM relationships require several years to mature and must be considered in our time to market requirements. We are party to a software license and distribution agreement with HP whereby we license to HP certain software products and intellectual property rights for use in HP’s products. HP pays us royalties and support fees pursuant to contractual formulas in the agreement. Sales to HP, which include IP license revenue, comprised 36.6% of revenue in fiscal 2014, compared to 45.0% of revenue in fiscal 2013. We expect our HP OEM product and maintenance revenue to continue to decline as HP transitions to HP-proprietary solutions.

In August 2013, we announced an OEM relationship with FUJIFILM Recording Media U.S.A., Inc. where Crossroads allows Fujifilm to private label the Crossroads StrongBox product. Crossroads and Fujifilm began their strategic alliance in June 2009 through an agreement to offer Crossroads’ storage technologies to Fujifilm’s customers. The private label relationship is designed to allow Fujifilm to offer its customers the StrongBox appliance, marketed by Fujifilm as Dternity, and technology for seamless integration with Fujifilm’s Permivault, a cloud based storage service.

StrongBox

Since StrongBox is a disk and tape solution, it may face competition from both disk and tape vendors. Often, companies use disk for archiving, but as data grows quickly, disk storage is becoming too expensive to scale and manage. Thus, StrongBox is a lower-cost alternative to expanding disk storage. Disk based storage solutions compete with StrongBox for market share. Companies such as EMC Corporation, IBM, Hitachi Data Systems, Data Direct Network, and NetApp, Inc. are competitors. However, we can also partner with these same providers in cases where customers require lower-cost, long-term storage tiers in conjunction to high-performance disk systems. This cooperative competition occurs mostly in large data environments where the customer is defining the solution. In smaller data environments, there are a variety of competitors including Amplidata, Rorke Data, Active Storage, and Aberdeen. In this space, customers typically choose between StrongBox and the competitor’s product. Our competitive advantage is based on price, long-term reliability and the built-in StrongBox data protection which disk-based solutions cannot deliver.

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

SPHiNX

Our SPHiNX product competes with traditional providers of tape-based storage systems, such as Oracle, IBM, HP, and Quantum Corporation. We also compete with other virtual tape storage companies such as TSI, Falconstor Software Inc., and EMC. Some of our competitors sell, or have announced plans to sell, products and services to connect, protect and secure business-critical data that compete directly with our offerings.

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

Technology Licensing

We generate revenue when companies using our technology agree to pay us either an upfront licensing fee, or a combination of upfront initial fees and on-going licensing fees for use of our intellectual property. Our licensing and litigation settlements sometimes include provisions to cross-license patents from other companies, further enhancing our intellectual property assets and product capabilities. The Company’s intellectual property assets are identified in two distinct categories. The first category, known as the ‘972 patent family, consists of 31 patents and pending patents that are primarily concentrated around access controls. The second category, known as the non-’972 patents, consists of 123 patents and pending patents that are primarily directed to five product families: optimizing command processing, enabling interoperability, managing networks, enhancing tape libraries, and improving data systems. These product families are described in more detail below.

The ‘972 Patent Family

The ‘972 patent family has been the focus of years of litigation and current licensing campaigns. As of October 31, 2014, approximately 50 companies have licensed ‘972 patents from Crossroads. Of these, 17 companies licensed our patents without litigation and the remaining companies took licenses as a result of litigation-related settlements. All lawsuits have been filed in the U.S. District Court for the Western District of Texas.

One of the litigated cases in the Western District Court of Texas went through a jury trial. The jury reached a verdict that the asserted patents were valid and infringed by the defendant. The jury awarded damages to Crossroads which consisted of 3% and 5% of product sales as reasonable royalties on two different infringing products made by the defendant. The case was appealed to the U.S. Court of Appeals for the Federal Circuit, and the jury’s verdict was affirmed. In another case, we received a default judgment against the defendant and were entitled to an award of royalties. In another case, the U.S. Patent and Trademark Office was asked and conducted a re-examination of certain patents within the ‘972 Patent Family. The U.S. Patent and Trademark Office examined over two hundred prior art references and ultimately re-certified the patentability of the claims of those patents. In the course of our lawsuits to date, The U.S. District Court has construed the meaning of several terms within the claims of the ‘972 patent family and in each instance the rulings were in favor of Crossroads.

The Non-‘972 Patent Family

Our non-’972 patent family comprises five distinct patent categories:

•	“ Optimized Command Processing ” relating to techniques for ensuring that data and messages flow smoothly through the network;

•	“ Enabling Interoperability ” relating to facilitating communication between different protocols and networks;

•	“ Managing the Network ” relating to methods for diagnosing and correcting network errors;

•	“ Enhancing Tape Libraries ” relating to enhancing and optimizing operation of tape storage for Storage Area Networks (SANs); and

•	“ Improving Data Systems ” relating to techniques for optimizing file systems and database usage in SANs.

In connection with a loan from CF DB EZ LLC, an affiliate of Fortress Credit Co LLC with its affiliates (collectively referred to as Fortress) the non-’972 patents were assigned to a limited partnership controlled by Fortress, and are subject to a security interest granted to Fortress in connection with a secured credit agreement entered into with Fortress in July 2013. Certain terms in the Fortress agreement permit us to recover full control of the assets in return for the satisfaction of any outstanding indebtedness, payment of a $2 million monetization call option fee, and closing fees of approximately $280,000. We are evaluating strategic alternatives related to the non-’972 patent portfolio, including the possibility of exercising our rights in the agreement to regain full control of the patents. In May 2014, Crossroads made an optional principal pre-payment to Fortress in the amount of $2 million. As of October 31, 2014, Crossroads had an outstanding principal balance of $5.3 million.

In November 2013, the Company hired a third-party patent consulting firm to analyze the non-’972 patents. The firm was paid a flat fee and tasked to provide an unbiased, fact-based professional opinion on the monetization potential of the portfolio. This firm determined that the 117 patent assets reviewed comprise 78 distinct patent families and the average remaining life on these patents exceeds 10 years. Certain of the non-’972 patents likely apply to technology that complies with four industry standards. Because these industry standards are widely used, we believe that dozens of companies may have used, or may be using, the technology described in our patents without authority or properly being licensed by Crossroads. The third party analysis estimated that past and future revenues of products that may potentially infringe our non-’972 patents could exceed $82 billion. However, Crossroads can provide no assurance regarding the accuracy of the assumptions underlying this analysis or our ability to recover any royalties or licensing fees relating to these patents, and the timing for any such royalties or licensing fees.

In August 2014, the Company hired an intellectual property law firm to provide consulting services related to Crossroads' non-972 patent portfolio. The work to be done by the firm is designed to validate key assumptions, propose a detailed monetization strategy and timeline, identify potentially infringing companies and products, develop detailed claims charts, and estimate revenue opportunities associated with each potentially infringing company. Crossroads expects the firm to complete their work in 2015.

Crossroads has not yet begun an active licensing program for the non-‘972 patent family. Because we have not developed a strategy, nor identified which potentially infringing companies to first pursue, we have not created a budget for litigation or monetization of our non-’972 patent portfolio. Various monetization alternatives available to us include the following:

•	Selling all or a portion of the patent family;

•	Engaging in litigation against infringing companies to require such companies to take a license to our technology. In such litigation, Crossroads will evaluate whether to pay all the legal fees and expenses but retains rights to all the monetization revenue or employ a contingent fee structures, or some hybrid fee and expense structure;

•	Entering into strategic partnerships with other patent monetization companies to assist in the monetization of the portfolio. In these arrangements, Crossroads would share a portion of the license revenues, in return for the strategic partner taking responsibility for all litigation expenses related to licensing. In most cases, Crossroads would be responsible for out of pocket expenses including travel, expert witnesses, and other expenses not directly related to licensing activity;

•	Raising additional capital through the sale of equity or debt.

We are carefully reviewing these and other options to monetize the portfolio. Other options may become available to us and we will review those alternatives appropriately.

Employees

As of October 31, 2014, we had 48 employees. Of the total employees, 14 were engaged in sales, marketing, and business development; 23 in research and development; and 11 in general and administrative, support and operations functions. None of our employees are represented by a labor union, and we consider current employee relations to be good.

Research and Development

We incurred research and development costs of $5.7 million and $10.5 million in fiscal 2014 and 2013, representing 0.9% and 82.9% of net revenue, respectively. In fiscal 2014, we continued to augment our product lines by providing feature enhancements to our software and hardware platforms.  In July, 2014, we introduced new features and functionality that allowed us to re-launched our StrongBox product as a general purpose Network Attached Storage (NAS) appliance, with access to a broader market.

Our plans for fiscal 2015 include enhancements across our product lines. A particular area of focus will be continued feature and performance evolution for our StrongBox product.

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

Competition

During the 18 years Crossroads has been in business, the competitive pressures have been great. We believe that our proprietary technology was misappropriated by several companies in the early formative years of the Company, thereby forcing Crossroads to engage in multiple legal actions to enforce its intellectual property rights. Today, the worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, research and development and sales and marketing resources. From a customer and partner perspective, key competitive factors include product features, reliability, scalability, simplicity, and price. The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure.

Legal Proceedings

The Company is and may become involved in various lawsuits as well as other certain legal proceedings that have not been fully resolved and arise in the ordinary course of business. These are proceedings to which we are a party in our own name or proceedings that have been brought against the Company. Information regarding certain material litigation proceedings is provided in Item 3. Legal Proceedings.

Properties

We lease approximately 16,200 square feet of office space in Austin, Texas, which serves as our principal executive offices, laboratory, data center, and administrative space. The original lease was effective October 31, 2005, and the term of the lease was recently extended and now expires in May 31, 2020. The extended term of the lease represents a lease commitment of approximately $252,000 per year through the lease term. We also lease a 1,163 square foot sales office in Schwabisch Gmund, Germany. The lease is a month-to-month term, with a 3-month notice of termination clause, and we pay rent of approximately $15,500 per year.

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

We have two term loans (in the amount of $5 million each) with CF DB EZ LLC, an affiliate of Fortress Credit Co LLC, which we refer to, together with its affiliates, as Fortress, pursuant to a credit agreement, which is secured by certain of our assets. We are required to satisfy certain financial and reporting covenants under the credit agreement, including a requirement to maintain a minimum of $1,500,000 of unrestricted cash at each month end. We previously had a credit facility with Silicon Valley Bank and paid off our Silicon Valley Bank credit facility with a portion of the proceeds of our July 2013 Fortress loans. We subsequently terminated the Silicon Valley Bank loan agreements. The principal balances of these loans are $2.4 million on the first loan, and $2.9 million on the second loan as of October 31, 2014.

If we default under our obligations under the credit agreement, Fortress could proceed against the collateral granted to them to secure that indebtedness or declare all obligations under the credit agreement to be due and payable. In certain circumstances, procedures by Fortress could result in our loss of all of our non-’972 patents, which are included in the collateral granted to Fortress. If any indebtedness under the credit agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

A large percentage of our sales come from a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top three customers in fiscal 2014 represented 54.3% of total revenue, and HP, our largest customer, represented 36.6% of our total revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. In addition, from time to time these customers have solicited, and may in the future solicit, bids from us and our competitors for products and services we are currently providing, which could reduce or terminate all or a part of our relationship with that customer. If we experience declines in revenue from any of our large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons. Merger and acquisition activity, such as the purchase of Data Domain by EMC, could increase the risk that large customers reduce or terminate their purchases of our products.

Many of our tape and disk products are primarily incorporated into larger storage systems or solutions that are marketed and sold to end users by our large original equipment manufacturer, or OEM, customers as well as our value added resellers (VARs), system integrators (SIs), and strategic partners. Because of this, we have limited market access to these end users, limiting our ability to reach and influence their purchasing decisions. These market conditions further our reliance on these OEM and other large customers. Thus if they were to significantly reduce, cancel or delay their orders with us, our operations could be materially and adversely affected.

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

We face significant competition and expect this competition to intensify, which could prevent us from increasing our revenue, reduce our gross margins, and result in the loss of market share.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter. Currently, we face competition from traditional providers of tape-based storage systems as well as a number of established storage companies that offer a variety of different disk-based storage products. Some of our strategic partners currently market products and services that compete with our products. We also compete with a number of emerging hardware and software companies that may become more significant competitors in the future. In addition, at the low-end of our product line, we may compete with other hardware or software providers that incorporate data storage and protection capabilities in their products. New competitive offerings have been recently announced or introduced in our marketplace by our competitors, and we anticipate additional offerings by our competitors may be announced or introduced in 2015. Further, many of our competitors have substantially greater financial, sales and other resources than we do and may in some cases benefit from lower costs than we do. In some cases, they also have more recognizable brands than our own.

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

Our products are involved in storing and replicating mission-critical data for our customers, which is highly technical and complex. If any data is lost or corrupted in connection with the use of our products, our reputation could be seriously harmed and market acceptance of our products could suffer. In addition, our products have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our products may only be discovered after a product has been installed and used by customers, which could increase our support costs, reduce our margins and harm our reputation among our customers. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products.

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

In the year ended October 31, 2014, we derived approximately 10.5% of our revenue from international customers. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
•	our executive officers’ lack of proximity to the international activities being managed and the inherent limitations of cross-border information flow;
•	the management of our relationships with distributors outside the United States, whose sales and lead generation activities are very important to our international operations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;
•	tariffs and trade barriers and other regulatory limitations on our ability to sell our products in certain foreign markets;
•	increased exposure to foreign currency exchange rate risk;
•	potential exposure to adverse tax consequences;
•	shortages in component parts and raw materials;
•	import and export and trade regulation changes that could erode our profit margins or restrict our ability to transport our products;
•	the burden and cost of complying with foreign and U.S. laws governing corporate conduct outside the U.S.;
•	potential restrictions on the transfer of funds between countries;
•	import and export duties and value-added taxes;
•	natural disasters, including earthquakes, typhoons and tsunamis;
•	increased exposure to possible violations of U.S. laws regulating the export of our products, and to other U.S. and foreign laws affecting the conduct of business globally such as product certification, environmental and waste management and data privacy laws;
•	reduced protection for intellectual property rights in some countries; and
•	political and economic instability.

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

For the years ended October 31, 2014 and 2013, we recorded net losses of approximately $9.2 million and $12.1 million, respectively. We may incur additional losses in future periods. We expect to make significant expenditures related to the development of our business. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. In addition, continued losses may cause us to undertake cost reduction plans. If we undertake cost reduction initiatives or restructuring plans, these plans may adversely impact our operations, may cause us to recognize restructuring or other charges and may not result in our realizing any or all of the anticipated benefits of these plans.

Our ability to utilize our NOLs or recognize tax benefits on future domestic taxable income may be limited.

Our ability to fully utilize our existing NOLs could be limited or eliminated should we (i) undergo an “ownership change” as described under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code; (ii) not reach profitability or be only marginally profitable; or (iii) due to changes in federal laws and regulations. The continued availability of our NOLs, however, may be impacted if we experience an “ownership change” within the meaning of Section 382 of the Code. An “ownership change” is generally defined as greater than a 50% change in equity ownership by value over a rolling three-year period. We may experience an “ownership change” in the future as a result of changes in our common stock ownership, which would result in a limitation on our ability to utilize our NOLs. In addition, any changes to tax rules and regulations or the interpretation of tax rules and regulations could negatively impact our ability to recognize benefits from our NOLs.

Our NOLs only have value to the extent we generate taxable income. If we are unable to generate taxable income prior to the expiration of the NOLs, or if we are only marginally profitable during such period, we will be limited in our ability to utilize the tax benefits related to our NOLs. There can be no assurance that we will have sufficient taxable income to be able to utilize our NOLs prior to their expiration.

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

The challenging economic conditions in the U.S. and world economic markets and the future economic environment may continue to adversely affect our business. Our business depends on the overall demand for information technology, in particular for data storage and protection products for backup storage and network-based disaster recovery. Information technology spending has historically declined with worsening general economic and market conditions, and we believe the economic conditions previously caused our customers to significantly reduce or delay their information technology purchases and that these reductions and delays negatively impacted demand for our products and services and our business. If the U.S. and global economic conditions worsen and if our customers believe economic conditions will not improve or a downturn will occur in the foreseeable future, then our customers may continue to significantly reduce their information technology budgets and may decrease their demand for our products and services.

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

Litigation, Regulation and Business Risks Related to our Intellectual Property

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property rights and make other claims, which could broadly impact our intellectual property rights and our ability to conduct our business as currently operated, distract our management and cause substantial expenses and declines in our revenue and stock price.

We may not generate positive returns on our research and development investments.

Developing our products is expensive and our investment in product development may involve a long investment return cycle. For the year ended October 31, 2014, our research and development expenses were approximately $5.7 million, or approximately 50.9% of revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

Efforts to protect our intellectual property rights and to defend claims against us can increase our costs and will not always succeed; any failures could adversely affect revenues and profitability.

Intellectual property rights are crucial to our business, particularly our technology licensing programs. We endeavor to obtain and protect our intellectual property rights in the United States and in selected international markets. Our IP licensing revenue for the year ended October 31, 2014 was $1.9 million, or approximately 16.8% of revenues and our IP licensing revenue for the year October 31, 2013 was $1.5 million, or approximately 12.0% of revenues. If we experience a decline in revenue from our licensees, as a result of economic conditions, customers’ business performance, or otherwise, we could be materially and adversely affected. We may be unable to retain all of our intellectual property protection. Even if protection is obtained, competitors or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. For example, much of proprietary technology resides in software which frequently is not publicly available and has prevented and may continue to prevent us from realizing the full value of our intellectual property. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our intellectual property, to the extent they cover technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure we would be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.

If we are unable to protect our intellectual property rights, our competitive position could be harmed, and we will be required to incur significant expenses to enforce our intellectual property rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even issued patents may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.

Protecting against the unauthorized use of our patents, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Additional litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of our own intellectual property and that of others. Such litigation could be costly and divert management resources, either of which could harm our business. We have also identified a number of companies that we believe may infringe our intellectual property, and there are likely others in our industry that infringe our intellectual property that we have not yet identified. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce and defend their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to successfully identify third-party infringement or prevent third parties from infringing upon or misappropriating our intellectual property, nor can we ensure that we will not be accused of infringement or misappropriation of the intellectual property rights of others.

Adverse outcomes in legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.

We are involved in major lawsuits concerning intellectual property and other matters, which are time-consuming and the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. However, the outcome of legal proceedings and claims brought against the Company are subject to great uncertainty, and although we intend to vigorously pursue our claims, there are no guarantees that we can protect our intellectual property rights in our current litigation or related proceedings, settle any of the current litigation actions, prevail in any of the current litigation actions or related proceedings or prevent the unauthorized use of our technology now and in the future. Further, any favorable result we receive at the trial level or at the United States Patent and Trademark Office may be appealed by the other party. Such appeals are expensive and time consuming, resulting in increased costs and, at a minimum, delay in receiving revenue. A successful appeal could overturn entirely any positive result for the company from a trial court or the United States Patent and Trademark Office. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries, trial courts, the United States Patent and Trademark Office or an appellate court

Additionally, unintended consequences of our litigation may adversely affect our business, including, without limitation, that we may have to devote significant time and financial resources to pursuing the litigation, that we have become subject to counterclaims or lawsuits and may become subject to additional counterclaims and lawsuits, that the parties we pursue claims against have filed actions, and may file additional actions, with the government (including inter partes review proceedings) to attempt to invalidate or render our patents unenforceable, and that the expenses of pursuing the litigation and related proceedings could increase based upon these counterclaims, lawsuits, inter partes review proceedings or new developments in the pending proceedings. In addition, if we do not prevail in our patent litigation or in the inter partes review proceedings, the consequences could include the circumvention or invalidation of our patents, which could have a material adverse effect on our ongoing licensing program, our ability to enforce our existing licenses, and the ability to recover damages based on infringement of our patents. Additionally, an adverse result in a counterclaim or lawsuit against us, or an inter partes review proceeding, could result in our not having the intellectual property rights necessary to practice our business as currently operated or to sell our products, including our StrongBox products. These and other factors not currently known to or deemed material by management, could have a material and adverse impact on our business, prospects, liquidity, and results of operations.

We have transferred ownership of the non-‘972 Patents to a limited partnership with an affiliate of Fortress that we do not fully control, and efforts by this limited partnership to generate revenues from the transferred patents and patent applications may not be successful.

As described above, in connection with a July 2013 secured loan transaction with Fortress, we transferred substantially all of our non-972 patents to a limited partnership of which an affiliate of Fortress is the general partner. Fortress generally has the power to manage, control and conduct the business and affairs of the partnership. While the limited partnership agreement gives us the right to consent to certain actions, as a limited partner we do not control the partnership and have a limited ability to direct any licensing and monetization activities without Fortress’s consent. If we default under our credit agreement with Fortress, our ability to exercise control over the partnership will be further limited.

This partnership poses risks not otherwise present when we alone seek to license our technology. For example: Fortress, may or may not take actions that we believe to be in our best interest; we may incur liabilities as a result of actions taken, or not taken, by the partnership; we may be required to devote significant management time to the requirements of and matters relating to the partnership, including litigation and licensing matters, as well management of the partnership relationship; any strategy or other disputes between us and Fortress may result in delays, expenses or operational impasses; and while we have retained a fully paid-up, royalty-free, worldwide, non-transferable, non-exclusive license to use the assigned patents, these patents are now owned by a third party not under our control, and will remain as such unless and until we are able to buy out Fortress’s interest in the partnership.

This partnership may attempt to pursue patent licensing and enforcement activity that may generate revenues for us. However, we cannot predict the success of those efforts or when revenues, if any, are generated. Any efforts to generate such revenues may require us to expend significant monetary resources. Until the Company has exercised its option to repurchase Fortress’s interest in the partnership — which would require repayment of the Fortress loan, payment of a $2 million call option fee and payment of approximately $280,000 of Fortress’s expenses — any revenues generated from a licensing program will be subject to a waterfall payment in the limited partnership agreement. Any revenues received will first go to repay the outstanding balance of the Fortress loan and after the loan has been repaid, Fortress and Crossroads will share the remainder of such revenues. These limitations on our ability to monetize our non-’972 patent family could negatively affect our financial condition and results of operations.

Our strategy to license and/or monetize the value of our intellectual property through enforcement or other strategies may not be successful.

As discussed elsewhere in this filing, we maintain an active licensing program related to our ‘972 patent family, and we are in the process of developing a campaign to monetize our non-’972 patents.

Our strategy to monetize our non-’972 patents is in the preliminary stage. At this time, with the assistance of third party consultants, we are developing a strategy to pursue one or more alternative methods of monetizing the non-’972 patents, which may include one or more of the following strategies:

•	a sale of all or a portion of the patent family;

•	pursuing litigation against companies we believe are infringing our rights under this patent family in order to encourage these companies to take a license to our technology (whether alone or in partnership with a law firm or firms that may take a contingent recovery);

•	one or more strategic partnerships with a patent monetization company, in which case we would share a portion of the license revenues with the strategic partners taking responsibility for some or all expenses related to licensing (including litigation); or

•	entering into arrangements with lenders or financial partners in order to fund litigation.

Some of these strategies could be costly, and we cannot assure you that we will be able to fund such strategies ourselves nor be able to raise financing or enter into a partnership to provide for such funding. We cannot predict with certainty the time it would take to achieve any revenues from such strategies, and we cannot assure you such activities will, in fact, generate revenue. As stated above, there also are contractual limits on our ability to monetize our non-’972 patents.

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

The data storage market is characterized by rapid technological change, frequent product introductions, new protocols, evolving industry standards, consolidation among our competitors, suppliers and customers and evolving customer preferences. The introduction of new products by our competitors or us, or new entrants into the storage market, could render our existing products obsolete or uncompetitive. Additionally, changes in existing technologies could cause demand for our products to decline. For example, if changes in technology result in a significant reduction in the price for hard disk drives, enterprises may not need to utilize information security, data protection, information assurance, business information assurance, business continuity, disaster recovery, data privacy, risk management, fraud prevention, corporate governance and regulatory compliance products or services. One or more new technologies also could be introduced that compete favorably with our products or that cause our products to no longer be of significant benefit to our customers. In addition, because our products work with enterprise backup software applications to transfer and store data in the storage environment, we are dependent on enterprises’ use of these applications for data protection and disaster recovery purposes. If enterprises adopt products or technologies that enable them to protect and recover their data, demand for our products and services could be reduced significantly.

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

We have designed our products to interoperate with the leading enterprise backup software applications available in the market. If our products are not compatible with the leading backup software applications, demand for our products will decline. Some backup software providers currently offer products that compete with ours and other providers may do so in the future. Backup software providers may in the future make changes that would diminish the ability of our products to interoperate with their applications. If this were to occur, we may need to spend significant time and effort to ensure the continued compatibility of our products, which may not be possible. Any of these developments could significantly harm our business.

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

Our headquarters facilities contain redundant power supplies and generators. However, our domestic and foreign operations, and the operation of our strategic and OEM partners, VARs, SIs and others, remain susceptible to fire, floods, tornadoes, power loss, power shortages, telecommunications failures, break-ins and similar events. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Acts of terrorism or war could also cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or delay the manufacture and shipment of our products, our business would be harmed.

Failure of IT and telecommunications systems for product sales and licensing could adversely impact our business and operating results.

The Company depends on IT and telecommunications systems for our operations. These systems support a variety of functions including data storage and retrieval, order processing, shipping, shipment tracking, billing, support center and internal information exchange around the globe. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. Security breakdowns, disruptions or breaches that compromise sensitive information, could harm our relationship with our customers. Our support centers are dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications system. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these risk factors and elsewhere in our reports and other documents filed with the Securities and Exchange Commission, factors that may cause volatility in our share price include:

•	our ability to meet our working capital needs;
•	quarterly variations in operating results;
•	changes in financial estimates by us or securities analysts who may cover our stock or by our failure to meet the estimates made by securities analysts;
•	changes in market valuations of other similar companies;
•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, divestitures, strategic relationships or joint ventures;
•	additions or departures of key personnel;
•	any deviations in net sales or in losses from levels expected by securities analysts;
•	unfavorable legal or regulatory rulings associated with the enforcement of our IP rights;
•	the realization of any of the risk factors presented in this annual report; and
•	future sales of common stock.

Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

In order to maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet specified financial requirements, including requirements that we maintain a minimum closing bid price of at least $1.00 per share for our common stock and that we maintain (i) a minimum stockholders’ equity of $2,500,000, (ii) a minimum market value of listed common stock of $35,000,000, or (iii) net income from continuing operations of at least $500,000 in the most recent fiscal year or two of the last three fiscal years.

On January 29, 2013, we received a notice from The Nasdaq Stock Market notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, and as of January 28, 2013 we did not meet the alternatives of market value of listed securities or net income from continuing operations. Our plan to address the deficiency included our March 2013 private placement. After our private placement, on April 2, 2013, the Nasdaq Listing Qualifications Department notified us that we had regained compliance with the minimum stockholders’ equity standard.

On September 18, 2013, we received a letter from the Nasdaq Listing Qualifications Department indicating that we no longer complied with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market as a result of our stockholders’ equity of $(6.2) million as of July 31, 2013. Because we did not meet the alternatives of market value of listed securities or net income from continuing operations, we were not in compliance with the Nasdaq listing rules. On March 21, 2014, we received a notice from the Nasdaq Listing Qualifications Department that Nasdaq had determined to delist our common stock based on our failure to satisfy the minimum stockholders’ equity requirement for continued listing. Shortly thereafter, we requested a hearing before the Nasdaq Listing Qualifications Panel that stayed any delisting action. Following the closing of our a private placement of common stock and warrants in March and April 2014, we regained compliance with the minimum stockholders’ equity requirement and Nasdaq notified us that it had cancelled the hearing as moot following our regained compliance.

As of October 31, 2014, we did not satisfy the minimum stockholders’ equity requirement for continued listing. If we do not meet the alternatives of market value of listed securities or net income from continuing operations, we may lose compliance with Nasdaq listing standards. If we lose compliance with Nasdaq listing standards and our common stock is delisted from the Nasdaq Capital Market, your ability to transfer or sell your shares of common stock may be limited and the market value of common stock may be materially adversely affected as a result of lower trading volumes or trade delays. Further, delisting from Nasdaq, or even the issuance of a notice of potential delisting, could also result in negative publicity, adversely affect our ability to raise additional capital, adversely affect the market liquidity of our securities, affect our ability to meet our liquidity needs and diminish investor, business partner and employee confidence.

We face a challenging liquidity environment and may require additional financing, which could be difficult to obtain on favorable terms or at all. Our failure to obtain necessary financing or doing so on unfavorable terms could adversely affect our results of operations.

We have historically relied on outside financing, cash flows from operations, and IP licensing and settlement revenue to fund our operations, capital expenditures and expansion. We currently face a difficult liquidity environment, and expect to require significant capital expenditures as we continue to introduce StrongBox into the marketplace. Expected revenue from our newly introduced StrongBox product has been slower to materialize than expected, as the selling cycle for StrongBox is longer than our other lines, limiting our cash provided by operations from sales of StrongBox. We also may require additional capital from equity or debt financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or pursue our intellectual property monetization strategy.

We may not be able to secure timely additional financing arrangements on favorable terms, or at all. The terms of any additional financing may limit our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us if and when we require it, our ability to grow or support our business, to bring our products to market, to respond to business challenges and to pursue our intellectual property monetization strategy could be significantly limited.

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

We do not presently intend to pay any cash dividends on our common stock. The Series F Convertible Preferred Stock has the right to receive dividends that accrue at a rate of 5.00% annually, are payable on June 30 and December 31 of each year, and are payable, at our option, in cash or common stock with reference to the volume-weighted-average price of our common stock on its principle trading market.

Except as required by the terms of our preferred stock, any payment of future dividends on our securities will be at the discretion of the board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. In addition, our credit agreement with Fortress prohibits us from paying dividends, making distributions or payments or redeeming, retiring or purchasing any of our capital stock and our shares of convertible preferred stock have dividend rights that rank senior to our common stock and include a covenant limiting our ability to pay dividends while at least 20% of the currently issued convertible preferred stock is outstanding. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment.

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

For as long as at least 20% of the shares of our convertible preferred stock issued in our March 2013 private placement are outstanding, we also may not take any of the following actions, among others, without first obtaining the approval of the holders of at least 70% of the shares of convertible preferred stock then outstanding:

•	sell (outside the ordinary course) or hypothecate any of our current or future assets (other than for hypothecations pursuant to and consistent with our existing working capital arrangements); or
•	incur any new debt (including redeemable preferred stock), other than pursuant to our existing working capital relationship and trade debt incurred in the ordinary course of business; provided , however, that the foregoing restrictions will not apply to:
•	any assignment, conveyance, disposition, encumbrance, hypothecation, pledge, lease, sale, transfer or other disposition our intellectual property that (1) generates net proceeds of at least $3 million and (2) does not cause a material adverse effect on us or our current and anticipated operations including our StrongBox line of products, and
•	license arrangements entered into in the ordinary course of business.

We cannot assure you that the holders of our convertible preferred stock would approve any such restricted action, even where we believe such an action would be in the best interests of our stockholders. Any failure to obtain such approval could limit our business flexibility, harm our business and result in a decrease in the value of our common stock or convertible preferred stock.

We do not have cumulative voting and a small number of existing shareholders exert significant control over our company, which could limit your ability to influence the outcome of shareholder votes.

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

Our executive officers and directors, together with our largest shareholders, beneficially own a majority of our common stock as of January 6, 2015. As a result, these persons may be able to exercise significant influence over the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our charter or bylaws and the approval of mergers and other significant corporate transactions.

From time to time we may make acquisitions. The failure to successfully integrate future acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and may make acquisitions in the future. We may also make significant investments in companies, products or technologies. If we fail to successfully integrate such acquisitions or significant investments, it could harm our business, financial condition, and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

•	failure to realize anticipated savings and benefits from the acquisition;
•	difficulties in assimilating and retaining employees;
•	potential incompatibility of business cultures;
•	coordinating geographically separate organizations;
•	diversion of management’s attention from ongoing business concerns;
•	coordinating infrastructure operations in a rapid and efficient manner;
•	the potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
•	potential difficulties in monetizing or defending our intellectual property portfolio;
•	failure of acquired technology or products to provide anticipated revenue or margin contribution;
•	insufficient revenues to offset increased expenses associated with the acquisition;
•	costs and delays in implementing or integrating common systems and procedures;
•	reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
•	impairment of existing customer, supplier and strategic relationships of either company;
•	insufficient cash flows from operations to fund the working capital and investment requirements;
•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	the possibility that we may not receive a favorable return on our investment, the original investment may become impaired or we may incur losses from these investments;
•	dissatisfaction or performance problems with the acquired company;
•	the assumption of risks of the acquired company that are difficult to quantify, such as litigation;
•	the cost associated with the acquisition; and
•	assumption of unknown liabilities or other unanticipated adverse events or circumstances.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. We cannot provide assurance that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could harm our business, financial condition, and operating results.

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

These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	the rights of the holders of our convertible preferred stock to elect up to two directors;
•	the rights of the holders of our convertible preferred stock to approve certain transactions and corporate actions;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	the requirement that a special meeting of stockholders may be called only by our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

On May 23, 2014, we adopted a tax benefits preservation plan in the form of a Tax Benefit Preservation Plan. The Tax Benefit Preservation Plan is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of our outstanding common stock (including shares of Series F Convertible Preferred Stock) without the approval of the Board. The Tax Benefit Preservation Plan may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of our common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire us. These factors may depress the market price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For a discussion of our properties, please read “Business — Properties” in Part I, Item 1 of this report, which information is incorporated herein by reference.

Item 3.	Legal Proceedings

The Company is and may become involved in various lawsuits as well as other certain legal proceedings that have not been fully resolved and arise in the ordinary course of business. These are proceedings to which we are a party in our own name or proceedings that have been brought against the Company. Information regarding certain material proceedings is provided below and the possible effects on our business of proceedings we are defending is disclosed in Item 1A. Risk Factors, under the heading Litigation, Regulation, and Business Risks Related to our Intellectual Property, and is incorporated by reference herein.

Patent Litigation Proceedings

We have a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

•	A “Markman hearing” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether a finding of infringement and validity are made by the Court or by the jury at trial. The earliest we expect a ruling on any Markman hearing is approximately five months after the hearing.

•	An “Inter Partes Review” is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during Inter Partes Review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on our patent rights. Inter Partes Review, if granted, is typically a twelve- to eighteen-month process.

Crossroads v. Dot Hill

On September 11, 2013 we filed a lawsuit against Dot Hill Systems Corp. (Civil Action No. 1:13-CV-800-SS) in the United States District Court for the Western District of Texas in Austin Texas alleging breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill for failure to make royalty payments on licensed products, and alternatively for patent infringement. On June 28, 2006 Crossroads and Dot Hill announced a settlement of their disputes involving the ‘972 patent family in which Dot Hill paid Crossroads $3.35 million for alleged past damages and agreed to pay ongoing royalties at specified rates. In the announcement, a third party was to also pay Crossroads an additional $7.15 million. In the breach of contract action on November 4, 2013, Dot Hill filed a motion to dismiss all claims but the Court denied that motion. On May 2, 2014, Dot Hill filed a motion requesting summary judgment that the accused products were licensed under the asserted patents. In response, Crossroads requested permission to take discovery on the issues and that motion was granted. We also moved for summary judgment that infringing products were sold for which payment was due. On August 4, 2014, the Court issued a ruling that granted in part and denied in part each party’s request for summary judgment finding issues of fact existed. The case is still pending. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. The Markman hearing for this case occurred October 6 and 7, 2014. On December 19, 2014 the parties completed all briefing to the Court on those issues. Following a final determination by the Court on the meaning of the claim terms, the Court will set a schedule for a trial ready date and, if the case does not settle before then, the parties will prepare this case for trial.

Crossroads v. Oracle, Huawei, Cisco, NetApp and Quantum

These related cases were filed on October 7, 2013, November 26, 2013, and February 18, 2014 in the United States District Court for the Western District of Texas alleging infringement by these parties of one or more patents in the ‘972 patent family. The asserted patents (6,425,035, 7,934,041, 7,987,311 and 7,051,147) were subject to a re-examination of the patents conducted in 2005-2006 by the U.S. Patent Office or were issued after the re-examination.

During the time Crossroads was pursing the many infringers of the ‘972 patent family, we also undertook efforts to put companies with potentially infringing products on notice and gave them the opportunity to license our proprietary technology. For example, NetApp was first given notice of potential infringement in 2004. Cisco was first given notice of potential infringement in 2002. Quantum has been on notice of its potential infringement since 2006. Oracle acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by Crossroads throughout the years to negotiate licenses to the ‘972 patent family, these companies refused and left Crossroads with no choice but to resort to litigation. Crossroads believes these companies (and companies they have acquired) have been illegally using Crossroads’ proprietary technology for years and that the potential compensatory damages could be in excess of 200 million dollars which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and we can provide no guarantees of success, we believe the infringement by most of these companies has been prolonged and potentially willful.

On May 7, 2014 these cases and the Dot Hill case were consolidated for purposes of discovery and a Markman hearing occurred on October 6 and 7, 2014. On December 19, 2014 the parties completed all briefing to the Court on those issues. Following a determination by the Court on the meaning of the claim terms the Court will set a schedule for a trial ready date and the parties will continue to prepare the cases for trial.

In retaliation for the lawsuits brought by Crossroads, these parties are seeking inter partes review of the patents asserted in these lawsuits in a total of eight petitions before the U.S. Patent Office challenging the validity of the patents asserted by us in the lawsuits (despite the prior re-examination). Oracle and Huawei are parties in four of the petitions for inter partes review filed at the U.S. Patent Office, NetApp is a party to five of the petitions for inter partes review, and Quantum is a party to three of the petitions for inter partes review. Each of the eight petitions to the U.S. Patent Office were filed only months after Crossroads filed lawsuits against these parties and years after they were made aware of their potential infringement. If the patents are found partially or entirely invalid during these inter partes review proceedings, Crossroads might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement. Crossroads believes it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents.

In addition to seeking inter partes review proceedings, each of the defendants in the lawsuits filed by us described above has counterclaimed that each of the patents that we allege they infringe is invalid and/or unenforceable. An adverse ruling in any of these cases could result in the invalidation, unenforceability or limitation of all of some our patent rights.

Quantum v. Crossroads

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that our StrongBox product infringes a patent owned by Quantum. This lawsuit was filed only months after Crossroads filed its lawsuit claiming infringement against Quantum of Crossroads’ patents. We believe we have meritorious legal positions and will represent our interest vigorously in this matter. If Quantum is successful in this lawsuit, it could result in us not having all of the patent rights necessary to conduct our business. In addition, Quantum has threatened to file additional inter partes review proceedings against other, as yet unidentified, non-‘972 patents. If Quantum does files any such proceedings, and Quantum is successful in any of those proceedings, it could adversely affect our patent rights and result in us not having all of the patent rights necessary to conduct our business.

NetApp v. Crossroads

NetApp has threatened to file three lawsuits against us alleging that our SPHiNX virtual tape library, StrongBox, and RVA products infringe three NetApp patents. If NetApp files any of these three lawsuits, and if NetApp is successful in any of those lawsuits, it could adversely affect our patent rights and result in us not having all of the patent rights necessary to conduct our business.

Item 4.	Mine Safety Disclosures

Not applicable.

  PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low sales prices for our common stock, which has been listed on the Nasdaq Capital Market for all periods presented.

	High	Low
Fiscal Year Ended October 31, 2014
Fourth Quarter	$3.10	$1.80
Third Quarter	$3.71	$1.62
Second Quarter	$3.00	$2.02
First Quarter	$3.45	$1.00

Fiscal Year Ended October 31, 2013
Fourth Quarter	$1.76	$0.69
Third Quarter	$2.45	$1.55
Second Quarter	$2.49	$1.45
First Quarter	$3.55	$2.06

On January 9, 2015, the last reported sale price of our common stock on the Nasdaq Capital Market was $2.68 per share. As of January 9, 2015, there were 16,032,993 shares of our common stock outstanding held by 212 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors and stockholders had previously approved our 1999 Stock Option/Stock Issuance Plan and our 2010 Stock Incentive Plan. Except as listed in the table below, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of October 31, 2014 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,104,067	$2.32	200,062
Equity compensation plans not approved by security holders	-	-	-
Total	3,104,067	$2.32	200,062

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

Forward-looking statements may include statements about:

•	our ability to implement our business strategy, including the transition from a hardware storage company to a software solutions and services provider;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	our expected future financial performance;
•	our expectations regarding our operating expenses;
•	our ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress;
•	ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress or otherwise;
•	the timing of any licensing and enforcement activity;
•	future legal and other developments in litigation to which we may be a party, including litigation with respect to our ‘972 patents;
•	our ability to use federal and state net operating loss tax carryforwards and recognize future tax benefits;
•	our ability to anticipate market needs or develop new or enhanced products to meet those needs;
•	our ability to expand into other sectors of the storage market, beyond protection storage;
•	our expectations regarding market acceptance of our products;
•	our ability to compete in our industry and innovation by our competitors;
•	our ability to protect our confidential information and intellectual property rights;
•	our ability to successfully identify and manage any potential acquisitions;
•	our ability to manage expansion into international markets;
•	our ability to remediate any material weakness in our internal controls identified by our independent registered public accounting firm;
•	our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
•	our ability to recruit and retain qualified sales, technical and other key personnel;
•	our ability to obtain additional financing; and
•	our ability to manage growth.

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

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property, or IP, licensees with go-forward royalties derived from the ‘972 patent family. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 50 leading storage industry companies. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our patents. Historically, these cases have generally been settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the fiscal year ended October 31, 2014 was $1.9 million, or approximately 16.8% of revenues.

In July 2013, we entered into a loan transaction with Fortress Credit Co LLC that was later assigned to CF DB EZ LLC, each an affiliate of Fortress Investment Group LLC, which included the formation of a partnership controlled by Fortress to which we assigned all of our existing and issued patents and applications other than our patents in the ’972 family. This partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents, but we are unable to predict at this time when or if such efforts may commence or, if they do, whether they will be profitable. We also have the right, in connection with the repayment of the amounts due under the credit agreement and upon the payment of a pre-determined premium of $2 million (20% of the amount Fortress loaned to the Company), to buy out the Fortress partnership interest and return all of the rights to the assigned non-’972 patent rights to ourselves. We intend to periodically monitor and assess the viability and the value to us of such a buyout.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had a consistent 48 employees as of October 31, 2014, and October 31, 2013. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Contracts to Modify or Customize Products

We have entered into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, we first look to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement. We then consider the appropriate recognition model for each accounting element based on the nature of the element and apply the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable. Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product. We recorded approximately $0.0 and $0.7 million as revenue for the years ended October 31, 2014 and 2013, respectively, and $0.0 million as a reduction of research and development expense related to these contracts for the years ended October 31, 2014 and 2013.

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

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Actual results may differ substantially from these estimates. The variables used in the Black-Scholes calculation are listed below for the respective periods:

	Year ended October 31,
	2014	2013

Expected dividend yield	0%	0%
Expected volatility	73 - 79%	60 - 65%
Risk-free interest rate	1.4 - 1.7%	0.7 - 1.5%
Expected term (years)	4 - 5	4 - 5

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

Results of Operations

Year Ended October 31, 2014 Compared to the Year Ended October 31, 2013

Revenue.   Total revenue decreased $1.5 million, or 11.8%, to $11.1 million for the year ended October 31, 2014 from $12.6 million for the year ended October 31, 2013.

Product revenues for the year ended October 31, 2014 decreased $1.4 million, or 25.2%, to $4.0 million compared with $5.4 million for the year ended October 31, 2013 due primarily to a decrease in revenue from our HP OEM SPHiNX product. HP OEM SPHiNX revenue decreased $0.9 million as HP continues to move to their own platform. While StrongBox product revenue increase year over year,

IP license, royalty and other revenue consists of the following for the year ended October 31, 2014 and 2013:

	Years Ended October 31,
	2014	2013
	(in thousands)
IP license revenue	$1,874	$1,520
HP royalty and PCS service revenue	3,428	3,881
PCS and other service revenue (non-HP)	1,799	1,821
IP license, royalty and other revenue	$7,101	$7,222

IP license, royalty and other revenues for the year ended October 31, 2014 decreased $0.1 million, or 2.7%, to $7.1 million compared with $7.2 million for the year ended October 31, 2013.

IP license revenue increased $0.4 million as a result of increased ongoing royalties from certain licensees for the year ended October 31, 2014. One of those licensees ships a minimal amount of our product and we do not expect to realize increased IP license revenue from them. HP royalty and post contract support (PCS) service revenue decreased $0.5 million for the year ended October 31, 2014, due to decreasing royalties for legacy router shipments, and reduced support for our SPHiNX product which HP is actively moving to their new platform. PCS and other service revenue (non-HP) remained consistent at $1.8 million for the years ended October 31 2014 and 2013 respectively.

Cost of Revenue.   Total cost of revenue decreased $1.1 million, or 35.0%, to $2.0 million for the year ended October 31, 2014 from $3.2 million for the year ended October 31, 2013. Product costs for the year ended October 31, 2014 increased $0.1 million, or 21.7%, to $0.9 million from $0.8 million for the year ended October 31, 2013 due to Strongbox systems having a lower margin due to third party equipment, such as tape libraries and drives, being included in the system sales. IP license, royalty and other costs decreased $1.3 million for the year ended October 31, 2014 to $1.1 million from $2.4 million for the year ended October 31, 2013, due to reduction in revenue, and reductions made in the manufacturing department.

Sales and Marketing.   Sales and marketing expenses decreased $3.2 million, or 47.2%, to $3.7 million for the year ended October 31, 2014 from $6.9 million for the year ended October 31, 2013. This decrease was primarily due to decreased payroll, benefits and related expenses of approximately $2.5 million, reduced travel, entertainment and tradeshow related expenses of approximately $0.4 million, a decrease in outside services of approximately $0.1 million, a reduction in evaluation units of $0.1 million, and reduced equipment and freight of $0.1 million. The savings in the sales and marketing functions are a result of a reduction in force in October of 2013, of which approximately 53% of the sales and marketing headcount was affected.

Research and Development. Research and development expenses decreased $4.8 million, or 45.8%, to $5.7 million for the year ended October 31, 2014 from $10.5 million for the year ended October 31, 2013. This decrease was due to decreased payroll, benefits and related expense of approximately $4.1 million, reduced contract labor and outside services of $0.5 million, and reduced equipment depreciation and rental expense of $0.3 million. These reductions were slightly offset by an increase in professional fees related to patents of approximately $0.1 million. The savings in the research and development functions are a result of a reduction in force in 2013, of which approximately 60% of the research and development headcount was affected.

General and Administrative.  General and administrative expenses increased $0.5 million, or 11.0%, to $5.2 million for the year ended October 31, 2014 from $4.7 million for the year ended October 31, 2013. This increase was due to increased professional fees of approximately $0.5 million, increased consulting and outside services of approximately $0.1 million, and an increase in bad debt of approximately $0.1 million, offset by a reduction in payroll and benefits expense of approximately $0.1 million.

Gain on settlement.  Gain on settlement increased $1.0 million, or 100.0%, for the year ended October 31, 2014 from the year ended October 31, 2013. The increase was due to the bifurcation of the payment received from Iron Mountain (“IRM”), between amounts received for work performed on the development of the product, and a gain from settlement. We recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as a reduction in operating expenses.

Interest expense.  Interest expense increased $0.3 million, or 51.2%, to $0.8 million for the year ended October 31, 2014 from $0.5 million for the year ended October 31, 2013. The increase was due to borrowings during the fiscal year 2013 being outstanding for the full fiscal year of 2014, increasing the average outstanding debt for the year ended October 31, 2014, at higher interest rates.

Amortization of debt discount and issuance costs.  Amortization of debt discount and issuance costs expense increased $0.9 million, or 232.8%, to $1.2 million for the year ended October 31, 2014 from $0.4 million for the year ended October 31, 2013. The amortization relates to the borrowings drawn from Fortress during 2013 resulting in a full year of amortization in fiscal year 2014. This amount will be fully amortized during the first half of fiscal year 2015.

Change in value of derivative liability.  The change in value of derivative liability was and expense of $2.8 million for the year ended October 31, 2014, and a benefit of $1.5 million for the year ended October 31, 2013. The change is the periodic revaluation of the warrants issued in connection with the Series F preferred shares sold during fiscal year 2013.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations, our working capital needs, our costs of enforcing our intellectual property rights, as well as the repayment of our line of credit from Fortress. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash and cash equivalents provided by operations (including IP licensing) and customer reimbursed expenses, proceeds from the sale of our common stock or preferred stock, and exercises of options or warrants. Expected revenue from our newly introduced StrongBox product has been slower to materialize than expected, as the selling cycle for StrongBox is longer than our other products. We may require additional capital from equity or debt financings to fund our operations or respond to strategic opportunities. We are also evaluating various alternatives to monetize our intellectual property or other financing arrangements. We may not be able to secure timely additional financing on favorable terms, or at all.

The following table summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Year Ended October 31,
	2012	2013

Net cash used in operating activities	$(3,694)	$(12,144)
Net cash used in investing activities	(5)	(333)
Net cash provided by financing activities	862	13,371
Change in cash and cash equivalents	(2,849)	900
Cash, cash equivalents, and restricted cash, end of period	4,946	$7,795

Net cash used in operating activities decreased $8.4 million from $12.1 million for the year ended October 31, 2013 to $3.7 million for the year ended October 31, 2014. Net loss for the year ended October 31, 2014 decreased approximately $2.9 million compared with the year ended October 2013. Included in 2014 net loss were non-cash adjustments for the loss on derivative liability of $2.8 million, stock based compensation of $1.6 million, amortization of debt discount of $1.2 million, and depreciation of $0.6 million, reducing cash used in operating activities. These non-cash adjustments reducing cash used in operating activities included a decrease in accounts payable of approximately $0.3 million, offset partially by a decrease in accrued expenses of approximately $0.8 million, and an increase in prepaid expenses and other assets of $0.2 million during the year ended October 31, 2014.

Cash flows from investing activities primarily relate to capital expenditures to support our employees and our capital needs in our research and development efforts. Net cash used by investing activities was approximately $5,000 for the year ended October 31, 2014 compared to $333,000 in cash used by investing activities during the year ended October 31, 2013. In the year ended October 31, 2014, and 2013, cash used was primarily related to the purchase of property and equipment, and cash received from surplus equipment liquidated.

Cash flows provided by financing activities for the year ended October 31, 2014 was $0.9 million. Proceeds from the sale of common stock, and exercise of options amounted to approximately $5.5 million, offset by the repayment of debt of $4.7 million. Cash provided by financing activities for the year ended October 31, 2013 was $13.4 million, primarily from the borrowing of debt in the amount of $9.7 million, issuance of preferred stock and a bridge loan, approximately $7.9 million, and exercise of options of $0.1 million, offset by the repayment of debt of $4.3 million.

Financing Arrangements

Fortress Loan Transaction and Related Warrants. Effective July 22, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Fortress Credit Co LLC that was later assigned to CF DB EZ LLC, each an affiliate of Fortress Investment Group LLC (such affiliates collectively, “Fortress”) that provides for aggregate term loan commitments of up to $10 million, consisting of a term loan A (“Term Loan A”) in the principal amount of $5 million and a term loan B (“Term Loan B” and, together with Term Loan A, the “Term Loans”) in the principal amount of $5 million. We drew down the full $10 million of both Term Loans on July 24, 2013. The obligations of the Company under the Credit Agreement are secured by, among other things, substantially all of the assets of the Company. In connection with our entry into this loan transaction with Fortress, we transferred 109 pending or granted non-’972 patents, which constitute substantially all of our patents other than those relating to the Company’s ’972 patent family, to a limited partnership of which we are a limited partner and of which an affiliate of Fortress is the general partner. The limited partnership concurrently provided the Company a non-exclusive license to the assigned non-’972 patent rights for the life of such patents, subject to earlier termination if we undergo an insolvency event.

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

Under the Credit Agreement, we are subject to certain customary affirmative covenants, including, but not limited to, the obligations of the Company to deliver financial statements to Fortress, provide certain information and notices to Fortress, discharge all taxes, maintain good standing and governmental authorizations, maintain its properties and maintain insurance. The Company, Crossroads Systems (Texas), Inc., a wholly owned subsidiary of the Company (“Crossroads Texas”), and the limited partnership described above are also subject to certain customary negative covenants, including, but not limited to, limitations on dispositions, changes in the nature of business, mergers or acquisitions, distributions, investments, and transactions with affiliates.

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

The Series F warrants are accounted for as a liability at their fair value of $0.8 million as of October 31, 2013. The value of the derivative warrant liability was re-measured at each reporting period with changes in fair value recorded as earnings, until the ratchet was removed in January of 2014. Crossroads engaged an independent company to value its derivative liability and perform re-measurements. To derive an estimate of the fair value of these warrants, a dynamic Black Scholes Merton formula is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend.

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

On March 31, 2014 and April 8, 2014, we entered into Securities Purchase Agreements with certain accredited investors for the issuance and sale in a private placement of 1,986,622 units, at a purchase price of $2.2565 per unit for net proceeds of approximately $4.5 million before expenses. Affiliates of Lone Star Value Management, LLC, of which our Chairman serves as a managing member, purchased approximately $2.9 million of units. Roth Capital Partners acted as financial advisor to the Company in the transaction, which was negotiated and approved by a special committee of the board of directors. We did not engage a placement agent in connection with the Private Placement, and therefore paid no commissions.

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

On March 21, 2014, we received a notice from the Nasdaq Listing Qualifications Department that Nasdaq had determined to delist our common stock based on our failure to satisfy the minimum stockholders’ equity requirement for continued listing. Shortly thereafter, we requested a hearing before the Nasdaq Listing Qualifications Panel that stayed any delisting action. Following the closing of our 2014 Private Placement, we regained compliance with the minimum stockholders’ equity requirement and Nasdaq notified us that it had cancelled the hearing as moot following our regained compliance.

As of October 31, 2014, we did not satisfy the minimum stockholders’ equity requirement for continued listing. If we do not meet the alternatives of market value of listed securities or net income from continuing operations, we may lose compliance with Nasdaq listing standards. If we lose compliance with Nasdaq listing standards and our common stock is delisted, our ability to raise equity financing, and therefore our ability to meet our liquidity needs, could be materially and adversely impacted.

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

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The guidance requires all industries to conform to the same revenue recognition guidance, as opposed to separate industry standards. The guidance is effective for interim periods within the first annual reporting period beginning after December 15, 2016. We anticipate adopting ASC 606 beginning on November 1, 2016. We are currently evaluating the impact of the provisions of ASC 606.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2014.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of January 9, 2015.

Name	Age	Position
Richard K. Coleman, Jr.	58	President, Chief Executive Officer and Director
Brian Bianchi	48	Chief Operating Officer
David Cerf	49	Executive Vice President of Strategy and Business Development
Jennifer Ray Crane	43	Chief Financial Officer
Jeffrey E. Eberwein	44	Director, Chairman of the Board of Directors
Robert G. Pearse	55	Director
Don Pearce	71	Director
Galen Vetter	63	Director

Richard K. Coleman, Jr. has served as a director since April 2013 and as President and Chief Executive Officer since May 2013. Mr. Coleman is a private investor and technological advisor. His Company, Rocky Mountain Venture Services (RMVS) has helped technology companies plan and launch new business ventures and restructuring initiatives since 1998. He has served in a variety of senior operational roles including CEO of Vroom Technologies, COO of MetroNet Communications, and President of US West Long Distance and has also held significant officer level positions with Frontier Communications, Centex Telemanagement, and Sprint Communications culminating in his appointment to lead its Technology Management Division. Mr. Coleman began his career as an Air Force Telecommunications Officer managing Department of Defense R & D projects. He has served as an Adjunct Professor for Regis University’s Graduate Management program and is a guest lecturer for Denver University, focusing on leadership and ethics. Mr. Coleman has served on a number of private, public, and non-profit boards and currently serves on the boards of directors of Ciber, Inc. (NYSE:CBR), a leading global information technology company, since April 2014, where he also serves on the Nominating/Corporate Governance Committee and Hudson Global, Inc. (NASDAQ:HSON), a worldwide provider of highly specialized professional-level recruitment and related talent solutions, since May 2014 where he also serves on the Compensation Committee. Mr. Coleman holds a B.S. Degree from the United States Air Force Academy, an M.B.A. from Golden Gate University, and is a graduate of the United States Air Force Communications Systems Officer School. We believe Mr. Coleman’s qualifications to serve on our board of directors include his successful leadership track record, particularly in start-up and turnaround situations, and his extensive expertise and experience in technology-related industries.

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

Jeffrey E. Eberwein has served as a director since April 2013, as the Chairman of our board of directors since our 2013 annual meeting of stockholders in June 2013, and as a member of the Compensation and Corporate Governance Committees, and served as the Chairman of the Audit Committee until April 2014. Mr. Eberwein has 23 years of Wall Street experience and is the Founder and CEO of Lone Star Value Management, LLC, an investment firm. Prior to founding Lone Star Value Value Management in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein serves as Chairman of the Board of Digirad Corporation, a Nasdaq-listed medical imaging Company where he serves on the compensation, corporate governance and strategic advisory committees. Mr. Eberwein also serves as chairman of the board of ATRM Holdings, Inc., a modular building company where he serves on the compensation, nominating and corporate governance committees. Additionally, Mr. Eberwein serves on the board of Hudson Global, a global recruitment company where he chairs the corporate governance and nominating committee and serves on the audit committee. Mr. Eberwein, from May 2012 to May 2013, served on the board of directors of Goldfield Corporation, a NYSE MKT-listed company in the electrical construction industry, where he served on the audit committee. From December 2012 until a sale to a private equity firm was completed in June 2014., Mr. Eberwein served on the board of directors of NTS, Inc., a NYSE MKT-listed broadband services and telecommunications company, where he served on the compensation and corporate governance committees. Mr. Eberwein also served on the board of directors of On Track Innovations Ltd., a Nasdaq-listed smart card company, from December 2012 to March 2014 where he served as Chairman of the compensation committee and on the audit committee. Mr. Eberwein served on the board of Hope for New York, a 501(c)3 organization dedicated to serving the poor in New York City from 2011 until 2014 where he was treasurer and on the executive committee. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin. We believe that Mr. Eberwein’s qualifications to serve on our board of directors include his expertise in finance and experience in the investment community.

Robert G. Pearse has served as a director since July 2013. Mr. Pearse is a managing partner at Yucatan Rock Ventures, where he specializes in technology investments and consulting, and has served in that position since August 2012. Mr. Pearse serves as a director for Aviat Networks, Inc (NASDAQ: AVNW) and is a member of the Compensation Committee and Nominating & Governance Committee since January 2015. He previously served as vice president of Strategy and Market Development at NetApp, Inc., a computer storage and data management Company, from September 2005 to August 2012. Before joining NetApp in 2005, Mr. Pearse co-founded Yucatan Rock Ventures and served as a managing partner from January 2004 to September 2005. Prior to that, Mr. Pearse spent approximately 17 years in leadership positions at Hewlett-Packard, most recently as the vice president of Strategy and Corporate Development from 2001 to 2004. His professional experience also includes positions at PriceWaterhouseCoopers LLP, Eastman Chemicals Company, and General Motors. Mr. Pearse earned a Master of Business Administration degree from the Stanford Graduate School of Business in 1986, and a Bachelor of Science degree in Mechanical Engineering from the Georgia Institute of Technology in 1982. We believe Mr. Pearse’s qualifications to serve on our board of directors include his extensive business development experience as an executive in the enterprise data management industry.

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

Galen Vetter has served as a director since April 2014. He is currently a private investor and professional corporate director.  In his career Mr. Vetter served as president of Rust Consulting, Inc. from December 2008 to May 2012, as global chief financial officer of Franklin Templeton Investment Funds from April 2004 to November 2008 and in numerous roles at McGladrey LLP from June 1973 to March 2004. Since January 2009 Mr. Vetter has served as a member on the Advisory Board of Directors of Land O’Lakes Inc., since 2013 has served as a director of ATRM Holdings, Inc., since 2013 has served as a director of Alerus Financial, Inc., since 2013 has served as a director of ClearWay Minnesota, and since 2015 has served as a director of Hill Capital Corporation. He is a licensed certified public accountant (inactive). Mr. Vetter is a member of the National Association of Corporate Directors, including being Board Leadership Fellow certified. He received his Bachelor of Science degree from the University of Northern Iowa.  We believe Mr. Vetter’s qualifications to serve on our board of directors include his diverse management experience, including financial, analytical, information management, strategy and team development. In addition, our board benefits from Mr. Vetter’s enterprise risk management and international business experience. Both by education and by professional experience, Mr. Vetter has had extensive exposure to analysis of financial statements and financial reporting matters and qualifies as an “audit committee financial expert” under Securities and Exchange Commission guidelines.

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

Independent Directors

Messrs. Eberwein, Pearce, Pearse and Vetter qualify as independent directors in accordance with the listing requirements of The NASDAQ Stock Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.   In addition, our board of directors has concluded that each of Messrs. Pearce, Pearse, and Vetter satisfies the heighted audit committee independence standards set forth in Rule 10A-3 promulgated under the Exchange Act, and each of Messrs. Eberwein, Pearce, and Pearse satisfies Nasdaq listing rules relating to independence for purposes of compensation committee service.

Board Committees

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee each operates under a charter approved by our board of directors. Copies of each committee’s charter are posted on the Corporate Governance section of our website, www.crossroads.com .  Information provided on our website is not incorporated into this Annual Report.

Audit Committee

The members of our Audit Committee are Messrs. Vetter, Pearce, and Pearse. Mr. Vetter chairs the Audit Committee. Mr. Vetter qualifies as an “audit committee financial expert” as defined in applicable Securities and Exchange Commission rules.

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

Our Audit Committee must approve all audit and non-audit services, other than de minimis non-audit services, to be provided to us by our external advisors.

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

The Compensation Committee has determined and reviewed the value and forms of compensation for our named executive officers and other officers based on the committee members’ knowledge and experience, competitive proxy and market compensation information and management recommendations. The Compensation Committee has not engaged a compensation consulting firm in fiscal 2014. The Compensation Committee does not delegate its authority to review, determine and recommend, as applicable, the forms and values of the various elements of compensation for executive officers and directors. The Compensation Committee does delegate to Company management the implementation and record-keeping functions related to the various elements of compensation it has approved.

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

Based solely on review of copies of the forms received, we believe that, during the last fiscal year, all filings under Section 16(a) applicable to its officers, directors and 10% stockholders were timely, except for two form 4s for each of Mr. Pearce and Mr. Pearse, each of which referred to one transaction, and one form 4 for each of Mr. Vetter and Mr. Eberwein, each of which referred to one transaction.

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Year 2013 and 2014

The following table sets forth the total compensation awarded to, earned by, or paid to Mr. Richard K. Coleman, Jr., Mr. David Cerf and Mr. Brian Bianchi, who are collectively referred to as our “named executive officers,” during the years ended October 31, 2013 and 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Nonequity Incentive Compensation ($)(4)	Other ($)(5)	Total ($)

Richard K. Coleman, Jr.	2013	132,997	105,605	-	88,812	-	-	327,414
President and Chief	2014	275,000	197,500	-	447,553	-	-	920,053
Executive Officer

David Cerf	2013	241,250	-	25,733	330,083	12,867	-	609,933
Executive Vice	2014	250,000	-	54,417	-	27,208	-	331,625
President of Business and
Corporate Development

Brian Bianchi	2013	226,250	-	9,050	323,940	27,150	5,000	591,390
Chief Operating	2014	235,000	-	50,525	-	25,263	3,000	313,788
Officer

(1)	On August 5, 2013, we awarded a cash bonus of $45,605 to Mr. Coleman. On November 29, 2013, we awarded a cash bonus of $60,000 to Mr. Coleman, reported in fiscal year 2013.

(2)	On January 3, 2014, we awarded 11,540 and 4,058 shares of common stock to Messrs. Cerf and Bianchi, respectively, recorded as a stock bonus in fiscal year 2013. The dollar amounts in the table represent the total grant date fair value of the award in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on stock compensation based on the closing price of our common stock on the date of grant. On December 9, 2014, our Compensation Committee approved the payment of stock bonuses under our 2014 Management Bonus Plan described below. The dollar amounts in the table represent the total grant date fair value of the award in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on stock compensation based on the closing price of our common stock on the date of grant. The number of shares awarded to each such officer will be determined with reference to the price of the Company’s common stock as reported on Nasdaq on the date of issuance, which is expected to be in early January 2015.

(3)	We granted options to purchase 300,000 shares of common stock on June 13, 2013 to Mr. Bianchi, at a grant date fair value of $1.08 per share. We granted options to purchase 300,000 shares of common stock on June 14, 2013 to Mr. Cerf, at a grant date fair value of $1.10 per share. These awards vest 16.6% on September 1, 2013, 41.7% on June 1, 2014, and 41.7% on June 1, 2015. We granted options to purchase 68,407 shares of common stock on September 16, 2013 and 75,000 shares of common stock on October 31, 2013 to Mr. Coleman, at a grant date fair value of $0.68 and $0.56 per share, respectively. These grants vested immediately upon grant. We granted options to purchase 450,000 shares of common stock on November 21, 2013 to Mr. Coleman, at a grant date fair value of $0.99 per share. This award vests 12.5% per quarter, for eight quarters.

(4)	On December 15, 2013, we awarded cash bonuses of $12,867 and $27,150 to Messrs. Cerf and Bianchi, respectively, reported in fiscal year 2013 pursuant to our Management Bonus Plan for fiscal 2013. On December 9, 2014, we awarded cash bonuses of $27,208 and $25,263 to Messrs. Cerf and Bianchi, respectively, under our Management Bonus Plan for fiscal 2014 as described below.

(5)	We award cash bonuses through our Patent Award Plan. Various levels of bonuses are awarded based on the stage a patent is in through the U.S. patent system. Cash patent bonus awards of $5,000 was awarded to Mr. Bianchi during fiscal year 2013 and $3000 during fiscal year 2014.

Management Bonus Plan

During fiscal 2014, our 2014 Management Bonus Program was in effect. Under the Management Bonus Program, Messrs. Bianchi and Cerf were eligible for a target bonus of 40% of such executive officer’s salary paid in fiscal 2014.

Seventy-five percent of the target payout was based on the achievement of financial objectives related to adjusted net income (loss) from product operations, which amount excluded revenue and expenses from intellectual property litigation and licensing, stock-based compensation and depreciation. The threshold payout level was triggered by our receipt of 70% of the eligible amount related to adjusted net income (loss) from product operations, in the event we achieve adjusted net income (loss) from product operations 30% worse than the target amount, and the amount payable would increase on a linear scale up to 110% of the eligible amount in the event we achieve adjusted net income (loss) from product operations 10% better than the target amount. Additionally, these officers were eligible for a maximum payout of 125% of the eligible amount in the event we achieve zero or positive adjusted net income (loss) from product operations.

The remaining twenty-five percent payout under the 2014 Management Bonus Plan was based on the achievement of individual MBO goals for each such executive officer.

The Compensation Committee determined that the adjusted net income (loss) from product operations target exceeded the threshold level and determined to make a pro-rated payment to each of Messrs. Cerf and Bianchi accordingly.

The Compensation Committee determined to give each of Mr. Bianchi and Mr. Cerf a pro-rated payout with respect to the MBO portion of such officer’s bonus. The MBO for each officer was based on specific, measurable goals that were met throughout the year.

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

Outstanding Equity Awards at Fiscal Year-End 2014

The following table sets forth information regarding unexercised options held by each of our named executive officers as of October 31, 2014.

	Number of
	Securities
	Underlying
	Unexercised		Number of Securities		Options
	Options (#)		Underlying Unexercised	Options Exercise	Expiration
Name	Exercisable		Options (#) Unexercisable	Price ($)	Date
Richard K. Coleman, Jr.	391	(1)	-	1.60	7/31/2023
	68,407	(2)	-	1.24	9/16/2023
	75,000	(3)	-	1.03	10/31/2023
	225,000	(4)	225,000	1.54	11/23/2023

David Cerf	57,500	(5)	-	3.40	4/20/2015
	3,750	(6)	-	3.52	3/31/2016
	15,837	(7)	-	4.48	1/31/2017
	50,000	(8)	-	1.56	8/25/2020
	50,000	(9)	-	1.56	8/25/2020
	75,000	(10)	25,000	4.75	10/17/2021
	175,000	(11)	125,000	2.10	6/14/2023

Brian Bianchi	12,250	(12)	-	4.56	8/31/2015
	12,044	(6)	-	3.52	3/31/2016
	43,991	(7)	-	4.48	1/31/2017
	12,500	(8)	-	1.56	8/25/2020
	12,500	(9)	-	1.56	8/25/2020
	18,750	(10)	6,250	4.75	10/17/2021
	175,000	(13)	125,000	2.10	6/13/2023

(1)	This award was fully vested on July 31, 2013.

(2)	This award was fully vested on September 16, 2013.

(3)	This award was fully vested on October 31, 2013.

(4)	Mr. Coleman was awarded options to purchase 450,000 shares of common stock on November 21, 2013. These awards vest 12.5% each quarter, commencing on January 31, 2014. These awards will be fully vested as of October 31, 2015. The grant date fair value, based on the Black-Scholes calculation utilized by the Company, was $0.99 per option. Unvested shares are valued at $223,000 as of October 31, 2014.

(5)	This award was fully vested on April 15, 2009.

(6)	This award was fully vested on March 31, 2010.

(7)	These awards were fully vested as of January 31, 2011.

(8)	These awards were fully vested as of August 25, 2014.

(9)	These awards were fully vested as of August 25, 2012.

(10)	Messrs. Cerf and Bianchi were awarded options to purchase 100,000 and 25,000 shares of common stock, respectively, on October 17, 2011. These awards vest 25% on the one-year anniversary of the award, and 6.25% quarterly for the following three years. These awards will be fully vested as of October 17, 2015. The grant date fair value, based on the Black-Scholes calculation utilized by the Company, was $3.38 per option. Unvested shares are valued at $85,000 and $21,000 for Messrs. Cerf and Bianchi, respectively as of October 31, 2014.

(11)	Mr. Cerf was awarded options to purchase 300,000 shares of common stock on June 14, 2013. These awards vest 16.6% on September 1, 2013, 41.7% on June 1, 2014, and 41.7% on June 1, 2015. These awards will be fully vested as of June 1, 2015. The grant date fair value, based on the Black-Scholes calculation utilized by the Company, was $1.10 per option. Unvested shares are valued at $138,000 as of October 31, 2014.

(12)	This award was fully vested on August 31, 2009.

(13)	Mr. Bianchi was awarded options to purchase 300,000 shares of common stock on June 13, 2013. These awards vest 16.6% on September 1, 2013, 41.7% on June 1, 2014, and 41.7% on June 1, 2015. These awards will be fully vested as of June 1, 2015. The grant date fair value, based on the Black-Scholes calculation utilized by the Company, was $1.08 per option. Unvested shares are valued at $135,000 as of October 31, 2014.

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

Mr. Coleman currently receives an annual base salary of $300,000. His base salary may be increased in the discretion of the board of directors or its Compensation Committee.

Mr. Coleman will be eligible for semi-annual performance bonuses during the term of the employment agreement, which performance bonuses will have a target payout of $150,000 per fiscal half. The amount paid to Mr. Coleman pursuant to these bonus payments will be based on the level of achievement, as determined by the Compensation Committee, of performance objectives that will be developed by the Compensation Committee in consultation with Mr. Coleman. The performance objectives are expected, but not required, to be based upon objectives such as (i) monetization of various parts of the Company’s intellectual property portfolio over specified time frames, (ii) cash position and/or cash flow, and/or (iii) net income, profit or other earnings and operating performance measures. Except in connection with a Change of Control (as defined in the employment agreement), Mr. Coleman must be employed with the Company on the last day of a fiscal quarter or fiscal year in order to be eligible for a quarterly performance bonus with respect to that period. If a Change in Control of the Company occurs during the term of the Agreement, the quarterly and annual performance bonus for the quarter and year in which the Change of Control occurs will be deemed to have been achieved at the “target” level.

In connection with the entry into the employment agreement, Mr. Coleman received a grant of options to purchase 450,000 shares of the Company’s common stock. These options have an exercise price of $1.54 per share, such amount being the mean of the high and low sales prices of the Company’s common stock on November 21, 2013, as determined in accordance with the terms of the Company’s 2010 Stock Incentive Plan. Subject to Mr. Coleman’s continued employment with the Company, one-eighth of these options will vest quarterly, with the first one-eighth to vest on January 31, 2014. In addition, the unvested portion of these options will immediately vest upon the occurrence of a Change of Control, in the event that Mr. Coleman is terminated in circumstances other than a Termination for Cause (as defined in the employment agreement) or in the event that Mr. Coleman resigns with Good Reason (as defined in the employment agreement). He may receive additional option grants in the discretion of the board of directors or its Compensation Committee.

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

2014 Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended October 31, 2014, other than a director who also served as an executive officer.

	Fees Earned or
Name and Principal	Paid in Cash	Option Awards	Total
Position	($)	($)(5)	($)

Jeffrey E. Eberwein (1)	25,000	29,500	54,500

Robert Pearse (2)	25,000	28,000	53,000

Don Pearce (3)	25,000	28,000	53,000

Galen Vetter (4)	6,250	15,000	21,250

(1)	Mr. Eberwein became a board member in April of 2013. He receives quarterly payments of $6,250 in cash and $6,250 worth of options, based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter. We granted options to purchase 3,488 shares of common stock on January 31, 2014 at a grant date fair value of $1.79 per share and an exercise price of $2.95. We granted options to purchase 4,612 shares of common stock on April 30, 2014 at a grant date fair value of $1.24 per share and an exercise price of $2.12. We granted options to purchase 3,481 shares of common stock on July 31, 2014 at a grant date fair value of $1.79 per share and an exercise price of $2.82. We granted options to purchase 6,180 shares of common stock on October 31, 2014 at a grant date fair value of $1.86 per share and an exercise price of $2.77.

(2)	Mr. Pearse became a board member in July of 2013. He receives quarterly payments of $6,250 in cash and $6,250 worth of options, based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter. We granted options to purchase 3,488 shares of common stock on January 31, 2014 at a grant date fair value of $1.79 per share and an exercise price of $2.95. We granted options to purchase 6,456 shares of common stock on April 30, 2014 at a grant date fair value of $1.24 per share and an exercise price of $2.12, which included additional compensation for additional committee work of approximately $2,500. We granted options to purchase 3,481 shares of common stock on July 31, 2014 at a grant date fair value of $1.79 per share and an exercise price of $2.82. We granted options to purchase 5,318 shares of common stock on October 31, 2014 at a grant date fair value of $1.86 per share and an exercise price of $2.77.

(3)	Mr. Pearce became a board member in May of 2009. He receives quarterly payments of $6,250 in cash and $6,250 worth of options, based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter. We granted options to purchase 3,488 shares of common stock on January 31, 2014 at a grant date fair value of $1.79 per share and an exercise price of $2.95. We granted options to purchase 6,456 shares of common stock on April 30, 2014 at a grant date fair value of $1.24 per share and an exercise price of $2.12, which included additional compensation for additional committee work of approximately $2,500. We granted options to purchase 3,481 shares of common stock on July 31, 2014 at a grant date fair value of $1.79 per share and an exercise price of $2.82. We granted options to purchase 5,318 shares of common stock on October 31, 2014 at a grant date fair value of $1.86 per share and an exercise price of $2.77.

(4)	Mr. Vetter became a board member in May of 2014. He receives quarterly payments of $6,250 in cash and $6,250 worth of options, based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter. We granted options to purchase 3,481 shares of common stock on July 31, 2014 at a grant date fair value of $1.79 per share and an exercise price of $2.82. We granted options to purchase 5,031 shares of common stock on October 31, 2014 at a grant date fair value of $1.86 per share and an exercise price of $2.77.

(5)	The amounts shown in the table above are based on the Black-Scholes valuation for GAAP purposes.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our capital stock as of January 9, 2015 by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding capital stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

The following table lists the applicable percentage beneficial ownership based on 16,032,993 shares of common stock outstanding as of January 9, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of January 9, 2015 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Crossroads Systems, Inc., 11000 North Mo-Pac Expressway, Austin, Texas 78759.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent
5% Stockholders
Lone Star Value Management, LLC	3,180,893	(1)	19.1	%(1)
ACT Capital Management, LLLP	1,904,123	(2)	9.9	%(2)
Diker Management, LLC and Affiliates	1,741,709	(3)	9.9	%(3)
Fortress Investment Group, LLC	1,454,545	(4)	8.3%
Thomas L. Wallace	980,937	(5)	6.0%
Executive Officers and Directors
Richard K. Coleman, Jr.	453,173	(6)	2.7%
David Cerf	581,838	(7)	3.5%
Brian Bianchi	422,226	(8)	2.6%
Jeffrey E. Eberwein	3,207,137	(9)	19.2	%(9)
Don Pearce	117,402	(10)	*
Robert G. Pearse	35,975	(11)	*
Galen Vetter	3,481	(12)	*
All current directors and executive officers as a group (9 persons)	5,023,671	(13)	27.7%

*	Less than 1%.

(1)	According to Schedule 13D/A filed on January 2, 2015. Consists of 2,536,717 shares of our common stock beneficially owned directly by Lone Star Value Investors, LP (“Lone Star Value LP”). Also includes warrants to purchase 644,176 shares of our common stock issued in connection with our March 2014 private placement. These warrants are subject to a 19.99% blocking provision, meaning that they can be exercised only to the extent that such exercise would not cause the holder’s beneficial ownership of our common stock to exceed 19.99%. Lone Star Value Investors GP, LLC (“Lone Star Value GP”) is the general partner of, and controls, Lone Star Value LP. Lone Star Value Management, LLC (“Lone Star Value Management”) exercises contractual voting and investment control over securities held by Lone Star Value LP. Jeffrey E. Eberwein, the Chairman of our Board of Directors, is the managing member of Lone Star Value Management and exercises indirect voting and investment control over these securities. By reason of these relationships, each of Lone Star Value LP, Lone Star Value GP, Lone Star Value Management and Mr. Eberwein may be deemed to share the power to vote or direct the vote and to dispose or direct the disposition of the shares directly beneficially owned by Lone Share Value LP as indicated above. The address for each of the Lone Star Value entities is 53 Forest Avenue, 1st Floor, Old Greenwich, Connecticut 06870.

(2)	According to Schedule 13G/A filed February 13, 2014 and updated information based upon the exercise of warrants. Consists of (a) 835,576 shares of common stock, and (b) 6,195 shares of common stock issuable upon exercise of warrants. Also includes 708,235 shares of Series F Convertible Preferred Stock and warrants to purchase 354,117 shares of common stock issued in our March 2013 private placement. The convertible preferred stock and associated warrants are subject to a 9.99% blocking provision, meaning that they can be exercised only to the extent that such exercise would not cause the holder’s beneficial ownership of our common stock to exceed 9.99%. Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP. Investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The address for ACT Capital Management, LLLP is 2 Radnor Corporate Center, Suite 111, Radnor, Pennsylvania 19087.

(3)	According to Schedule 13G/A filed February 14, 2012, includes 418,143 shares of common stock owned by Diker Management, LLC, a Delaware limited liability company (“Diker Management”), over which by Diker GP, LLC, a Delaware limited liability company (“Diker GP”) shares beneficial ownership. Also includes 727,272 shares of Series F convertible preferred stock and warrants to purchase 363,635 shares of common stock purchased in our March 2013 private placement. The convertible preferred stock and associated warrants are subject to a 9.99% blocking provision, meaning that they can be exercised only to the extent that such exercise would not cause the holder’s beneficial ownership of our common stock to exceed 9.99%. Also includes 155,106 shares of common stock and warrants to purchase 77,553 shares of our common stock issued in connection with our March 2014 private placement. Diker GP, is the general partner to the Delaware limited partnerships Diker Value Tech Fund, LP (“VT”), Diker Value Tech QP Fund, LP (“VTQP”), Diker Small Cap Fund, LP (“SC”), the Diker Small Cap QP Fund, LP (“SCQP”) and Diker Micro Cap Fund LP (“MC”) with respect to the Stock directly owned by VT, VTQP, SC, SCQP and MC (collectively, the “Diker Funds”). Diker Management is the investment manager of the Diker Funds, with respect to the shares of common stock held by the Diker Funds. As the sole general partner of the Diker Funds, Diker GP, has the power to vote and dispose of the shares of the common stock owned by the Diker Funds and, accordingly, may be deemed the beneficial owner of such shares. Pursuant to investment advisory agreements, Diker Management serves as the investment manager of the Diker Funds. Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management, and in that capacity direct their operations. Therefore, Charles M. Diker and Mark N. Diker may be beneficial owners of shares beneficially owned by Diker GP and Diker Management. The Diker parties disclaim all beneficial ownership, however, as affiliates of a registered investment adviser, and in any case disclaim beneficial ownership except to the extent of their pecuniary interest in the shares. The address for the Diker parties is 730 Fifth Avenue, 15th Floor, New York, NY 10019.

(4)	According to Schedule 13G filed August 2, 2013. Consists of 1,454,545 shares subject to warrants held by CF DB EZ LLC. Drawbridge Special Opportunities Fund LP owns 95% of CF DB EZ LLC. Drawbridge Special Opportunities GP LLC is the general partner of Drawbridge Special Opportunities Fund LP. Fortress Principal Investment Holdings IV LLC (“FPIH IV”) is the sole managing member of Drawbridge Special Opportunities GP LLC. Drawbridge Special Opportunities Advisors LLC (“DSOA”) is the investment advisor of Drawbridge Special Opportunities Fund LP. FIG LLC is the sole managing member of DSOA, and Fortress Operating Entity I LP (“FOE I”) is the sole managing member of FIG LLC and FPIH IV. FIG Corp. is the general partner of FOE I, and FIG Corp. is wholly-owned by Fortress Investment Group LLC. Peter L. Briger, Jr. and Constantine M. Dakolias are co-Chief Investment Officers of Fortress Investment Group LLC’s Credit business, which includes CF DB EZ LLC, and have the power to vote and dispose of these shares. The address for each of the Fortress persons and entities is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Chief Compliance Officer.

(5)	According to Schedule 13G filed November 17, 2011 and Form 4 filed September 10, 2012. Consists of (i) 707,500 shares (the “Fund Shares”) of common stock held by Compass Global Fund, LTD (“Fund”), (ii) warrants to purchase 234,375 shares (together with the Fund Shares, the “Fund Securities”) of common stock held by Fund, (iii) 31,250 shares of common stock held by Thomas L. Wallace, and (iv) warrants to purchase 7,812 shares of common stock held by Mr. Wallace. Fund is a share class of Compass Global Management, LTD. Mr. Wallace, as a Director and Manager of Compass, shares voting and dispositive power over the shares held by Fund. Mr. Wallace disclaims beneficial ownership of the Fund Securities (except to the extent of any pecuniary interest therein). The address for Compass, Fund and Mr. Wallace is 795 Ridge Lake Blvd., Ste. 106, Memphis, Tennessee 38120.

(6)	Consists of 453,173 shares of common stock issuable upon exercise of options exercisable within 60 days of January 9, 2015.

(7)	Consists of 143,041 shares of common stock, 3,640 shares of Series F Preferred Stock, 433,337 shares of common stock issuable upon exercise of options exercisable within 60 days of January 9, 2015 and 1,820 shares of common stock issuable upon exercise of warrants exercisable within 60 days of January 6, 2015.

(8)	Consists of 133,629 shares of common stock and 288,597 shares of common stock issuable upon exercise of options exercisable within 60 days of January 9, 2015.

(9)	Consists of 2,536,717 shares of common stock and warrants to purchase 644,176 shares of our common stock held directly by Lone Star Value LP and 22,763 shares of common stock held and options to purchase 3,481 shares of common stock held directly by Mr. Eberwein. The warrants are subject to a 19.99% blocking provision, meaning that they can be exercised only to the extent that such exercise would not cause the holder’s beneficial ownership of our common stock to exceed 19.99%. See footnote (1) above for a description of the shares held by Lone Star Value LP. Mr. Eberwein disclaims beneficial ownership of the shares of common stock held by Lone Star Value LP except to the extent of any pecuniary interest therein.

(10)	Consists of 37,500 shares of common stock and 79,902 shares of common stock issuable upon exercise of options exercisable within 60 days of January 9, 2015.

(11)	Consists of 10,100 shares of common stock and 25,975 shares of common stock issuable upon exercise of options exercisable within 60 days of January 9, 2015.

(12)	Consists of 3,481 shares of common stock issuable upon exercise of options exercisable within 60 days of January 9, 2015.

(13)	Consists of 2,946,659 shares of common stock, 5,100 shares of Series F Preferred Stock, 1,425,186 shares of common stock issuable upon exercise of options exercisable within 60 days of January 9, 2015 and 646,726 shares of common stock issuable upon exercise of warrants exercisable within 60 days of January 9, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as described below, since November 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of our total assets and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described in Item 11 of this annual report and the transactions described or referred to below. The audit committee of our board of directors is responsible for reviewing and approving any related person transactions.

On March 31, 2014, we completed a private placement of 1,886,622 units at a purchase price of $2.2565 per Unit for net proceeds of approximately $4.3 million before expenses. Affiliates of Lone Star Value Management, LLC, of which our Chairman Jeffrey E. Eberwein serves as a managing member, purchased approximately $2.9 million of units. Additionally, affiliates of Diker Management, LLC, a holder of greater than 5% of our common stock, purchased $350,000 of units. We also entered into a registration rights agreement with the purchasers obligating us to register the resale of these securities.

Each unit consisted of one share of the Company’s common stock, and warrants to purchase one-half of a share of Common Stock, at an exercise price of $2.46 per whole share.

The terms of the private placement were negotiated and approved on our behalf by a Special Committee of our board of directors consisting of Messrs. Pearce and Pearse.

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

Audit Fees

All services rendered by our registered public accounting firm, PMB Helin Donovan, LLP, are pre-approved by the audit committee.  PMB Helin Donovan, LLP has provided or is expected to provide services to us in the following categories and amounts:

	October 31,
	2014	2013

Audit fees (1)	$64,700	$99,300
Audit related fees(2)	$119,200	$79,150
Tax fees(3)	$43,880	$48,770
All other fees(4)	$6,970	$33,185

(1)      Audit fees – These are fees for professional services performed by PMB Helin Donovan, LLP for the audit of our annual consolidated financial statements and review of interim financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)      Audit-related fees – These are fees for assurance and related services performed by PMB Helin Donovan, LLP that are reasonably related to the performance of the audit or review of our financial statements.  For 2014 and 2013, this amount primarily includes a review of our reports on Form 10-Q and Form 10-K, and our registration statements on Form S-1 and S-8.

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

2.	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.1.2	Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K/A	001-15331	3.1	4/2/13
3.1.3	Certificate of Amendment to Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K	001-15331	3.1	3/14/14
3.1.4	Certificate of Designation, Rights, Preferences and Privileges of Series G Participating Preferred Stock	8-K	001-15331	3.1	5/23/14
3.2	Amended and Restated Bylaws of Crossroads Systems, Inc.	8-K	001-15331	3.1	11/7/13
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
4.2	Form of Warrant by Crossroads Systems, Inc. in favor of the purchases in the March 2013 private placement	8-K	001-15331	4.1	3/25/13
4.3	Common Stock Purchase Warrant, dated July 22, 2013, by Crossroads Systems, Inc. in favor of CF DB EZ LLC	8-K	001-15331	4.1	7/24/13
4.4	Amendment to Common Stock Purchase Warrant, dated January 23, 2014, by and between Crossroads Systems. Inc. and CF DB EZ LLC	8-K	001-15331	4.1	1/24/14
4.5	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the March 2014 private placement	8-K	001-15331	4.1	3/31/14
4.6	Tax Benefit Preservation Plan, dated as of May 23, 2014, by and between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-15331	4.1	5/23/14
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.2	Employment Agreement, dated as of October 13, 2003, by and between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.2	3/11/11
10.3	Severance Benefit Plan, dated February 11, 2002, between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.3	3/11/11
10.4	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.5	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.7	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	8-K	001-15331	10.1	7/16/13

10.8	Amended and Restated Employment Agreement, dated November 21, 2013, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr.	8-K	001-15331	10.1	11/25/13
10.9	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.10	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.11†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.12.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.12.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
10.13	Professional Agreement, dated July 31, 2012, between Crossroads Systems, Inc. and Iron Mountain Information Management, Inc.	8-K	001-15331	10.1	8/2/12
10.14	Securities Purchase Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12

10.15	Registration Rights Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.16	Securities Purchase Agreement, dated March 22, 2013, by and among Crossroads Systems, Inc. and the Buyers party thereto	8-K	001-15331	10.1	3/25/13
10.17	Registration Rights Agreement, dated as of March 28, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	8-K	001-15331	10.1	3/25/13
10.17.1	Amendment to Registration Rights Agreement, dated July 3, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	S-1/A	333-188549	10.17.1	7/8/13
10.18	Separation Offer and Release, effective as of May 8, 2013, between Robert C. Sims and Crossroads Systems, Inc.	8-K	001-15331	10.1	5/14/13
10.19	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and Brian Bianchi	8-K	001-15331	10.1	6/10/13
10.20	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and David Cerf	8-K	001-15331	10.2	6/10/13
10.21	Amended and Restated Agreement of Limited Partnership of KIP CR P1 LP	8-K	001-15331	10.1	7/24/13
10.22	Credit Agreement, dated July 22, 2013, by and among Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.2	7/24/13
10.23	Guaranty and Security Agreement, dated July 22, 2013, by KIP CR P1 LP in favor of Fortress Credit Co LLC	8-K	001-15331	10.3	7/24/13
10.24	Guaranty and Security Agreement, dated July 22, 2013, by Crossroads Systems (Texas), Inc. in favor of Fortress Credit Co LLC	8-K	001-15331	10.4	7/24/13
10.25	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to KIP CR P1 LP	8-K	001-15331	10.5	7/24/13
10.26	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to Crossroads Systems (Texas), Inc.	8-K	001-15331	10.6	7/24/13

10.27	Assignment of Patent Rights, dated July 22, 2013, by Crossroads Systems, Inc. in favor of KIP CR P1 LP	8-K	001-15331	10.7	7/24/13
10.28	Non-Exclusive License Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and KIP CR P1 LP	8-K	001-15331	10.8	7/24/13
10.29	Registration Rights Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.9	7/24/13
10.30	Agreement Regarding Issue Price dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	S-1/A	333-188549	10.30	8/22/13
10.31	Compromise, Settlement and Mutual Release Agreement, effective as of December 19, 2013, by and between Crossroads Systems, Inc. and Iron Mountain Information Management, LLC.	8-K	001-15331	10.1	12/20/13
10.32	Securities Purchase Agreement, dated March 31, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	3/31/14
10.33	Securities Purchase Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	4/8/14
10.34	Amended and Restated Registration Rights Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.2	4/8/14
21.1	List of Subsidiaries					X
23.1	Consent of PMB Helin Donovan, LLP.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Schema Linkbase Document	X
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document	X

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

Dated: January 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. Eberwein	Director and Chairman of the Board of Directors	January 14, 2015
( Jeffrey E. Eberwein )

/s/ Richard K. Coleman, Jr.	President, Chief Executive Officer and Director	January 14, 2015
(Richard K. Coleman, Jr.)	(Principal Executive Officer)

/s/ Jennifer Ray Crane	Chief Financial Officer	January 14, 2015
(Jennifer Ray Crane)	(Principal Accounting Officer)

/s/ Robert G. Pearse	Director	January 14, 2015
(Robert G. Pearse)

/s/ Don Pearce	Director	January 14, 2015
(Don Pearce)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Crossroads Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crossroads Systems, Inc. and subsidiaries (the Company) as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2014 and 2013, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein when considered in relation to the basic consolidated financial statements.

/s/ PMB HELIN DONOVAN, LLP

Austin , Texas
January 14, 2015

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	October 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,676	$7,795
Restricted cash	270	-

Total cash, cash equivalents and restricted cash	4,946	7,795

Accounts receivable, net of allowance for doubtful accounts of $151 and $94, respectively	2,252	2,301
Inventory	357	313
Prepaid expenses and other current assets	798	694

Total current assets	8,353	11,103

Property and equipment, net	440	1,031
Other assets	63	256

Total assets	$8,856	$12,390

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,443	$1,066
Accrued expenses	1,397	2,095
Deferred revenue	1,032	1,090
Current portion of long term debt, net of debt discount	3,160	1,605

Total current liabilities	7,032	5,856

Long term debt, net of debt discount	1,651	6,984
Long term derivative liability	-	772
Other long term liabilities	423	299

Commitments and contingencies (See Note 8)	-	-

Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 4,231,154 shares issued and outstanding, net at October 31, 2013 (transferred to stockholders equity as of April 30, 2014)(Note 9)	-	6,394

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,831,810 and 11,949,937 shares issued and outstanding, respectively	16	12
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 3,318,197 shares issued and outstanding, net	3	-
Additional paid-in capital	226,208	208,702
Accumulated other comprehensive loss	(60)	(51)
Accumulated deficit	(226,417)	(216,578)

Total stockholders' deficit	(250)	(7,915)

Total liabilities and stockholders' deficit	$8,856	$12,390

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	October 31,
	2014	2013

Revenue:
Product	$4,048	$5,412
IP license, royalty and other	7,101	7,222

Total revenue	11,149	12,634

Cost of revenue:
Product	945	777
IP license, royalty and other	1,120	2,401

Total cost of revenue	2,065	3,178

Gross profit	9,084	9,456

Operating expenses:
Sales and marketing	3,668	6,941
Research and development	5,675	10,475
General and administrative	5,247	4,728

Total operating expenses	14,590	22,144

Loss from operations	(5,506)	(12,688)

Gain on settlement	1,050	-

Loss before other expenses	(4,456)	(12,688)

Other expense:
Interest expense	(815)	(539)
Amortization of debt discount and issuance costs	(1,231)	(370)
Change in value of derivative liability	(2,765)	1,538
Other expense	40	2

Net loss	$(9,227)	$(12,057)

Dividends attributable to preferred stock	$(484)	$(2,208)
Net loss available to common stockholders, basic and diluted	$(9,711)	$(14,265)
Net loss per share available to common stockholders, basic and diluted	$(0.69)	$(1.20)

Weighted average number of common shares outstanding, basic and diluted	14,164,069	11,857,879

See accompanying notes to the condensed consolidated financial statements.

F-4

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	October 31,
	2014	2013

Net Loss	$(9,227)	$(12,057)

Other comprehensive income:
Foreign currenty translation adjustments	(9)	(12)

Comprehensive income (loss)	$(9,236)	$(12,069)

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at October 31, 2012	-	$-	11,679,860	$12	$204,582	$(202,558)	$(39)	$1,997

Issuance of common stock	-	-	4,928	-	9	-	-	9
Stock options exercised	-	-	61,497	-	77	-	-	77
Stock-based compensation	-	-	146,555	-	1,357	-	-	1,357
Warrants issued with long term debt	-	-	-	-	1,374	-	-	1,374
Warrants issued with preferred stock	-	-			1,543			1,543
Deemed dividend on reclassification of warrants	-	-	-	-	(1,543)	(767)	-	(2,310)
Beneficial conversion of preferred stock	-	-	-	-	1,090	(1,090)	-	-
Common stock dividends issued to preferred shareholders	-	-	57,097	-	106	(106)	-	-
Beneficial conversion feature on convertible notes	-	-	-	-	107	-	-	107
Foreign currency translation adjustment	-	-	-	-	-	-	(12)	(12)
Net loss	-	-	-	-	-	(12,057)	-	(12,057)

Balance at October 31, 2013	-	$-	11,949,937	$12	$208,702	$(216,578)	$(51)	$(7,915)

Transfer from temporary equity	4,231,154	4	-	-	6,390	-	-	6,394
Stock options exercised	-	-	390,073	1	591	-	-	592
Stock-based compensation	-	-	66,081	-	1,435	-	-	1,435
Warrants exercised	-	-	302,041	-	822	-	-	822
Preferred shares converted to common	(912,957)	(1)	912,957	1	-	-	-	-
Ratchet expiration	-	-	-	-	3,322	-	-	3,322
Common stock dividends issued to preferred shareholders	-	-	224,099	-	612	(612)	-	-
Private Placement	-	-	1,986,622	2	4,334	-	-	4,336
Foreign currency translation adjustment	-	-	-	-	-	-	(9)	(9)
Net loss	-	-	-	-	-	(9,227)	-	(9,227)

Balance at October 31, 2014	3,318,197	$3	15,831,810	$16	$226,208	$(226,417)	$(60)	$(250)

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	October 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(9,227)	$(12,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	631	821
Non cash interest paid on conversion to preferred stock	-	55
Loss (gain) on change in value of derivative liability	2,765	(1,538)
Amortization of debt discount	1,231	370
(Gain) loss on disposal of property and equipment	(40)	6
Stock-based compensation	1,589	1,034
Provision for doubtful accounts receivable	57	(8)
Changes in assets and liabilities:
Accounts receivable	(22)	563
Inventory	(44)	63
Prepaid expenses and other assets	(262)	(608)
Accounts payable	363	(171)
Accrued expenses	(832)	(475)
Deferred revenue	97	(199)
Net cash used in operating activities	(3,694)	(12,144)
Cash flows from investing activities:
Purchase of property and equipment	(81)	(333)
Proceeds from sale of property and equipment	76	-
Net cash used in investing activities	(5)	(333)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	5,534	87
Proceeds from issuance of preferred stock, net of expenses	-	7,333
Proceeds from issuance of bridge loan	-	550
Proceeds from issuance of debt	-	9,716
Repayment of debt	(4,672)	(4,315)
Net cash provided by financing activities	862	13,371

Effect of foreign exchange rate on cash and cash equivalents	(12)	6
Change in cash and cash equivalents	(2,849)	900
Cash and cash equivalents, beginning of period	7,795	6,895
Cash, cash equivalents, and restricted cash end of period	$4,946	$7,795

Supplemental disclosure of cash flow information:

Cash paid for interest	$830	$397
Cash paid for income taxes	$-	$6

Supplemental disclosure of non cash financing activities:
Conversion of promissory note to preferred stock	$-	$605
Conversion of preferred stock to common stock	$1,378	$-
Reclassification of warrants to long term derivative liability	$-	$2,310
Beneficial conversion feature on convertible notes	$-	$107
Beneficial conversion associated with preferred stock	$-	$1,090
Common stock dividends issued to preferred shareholders	$612	$106
Warrants issued with long term debt	$-	$1,374
Warrants issued with preferred stock	$-	$1,543
Conversion of derivative liability to equity	$3,537	$-

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, and proceeds from the sale of common and preferred stock will be sufficient to fund the anticipated operations for fiscal 2015.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

KIP CR P1 LP (which we refer to as the partnership (see Note 9)), of which the Company is a limited partner and of which an affiliate of Fortress is the general partner, the investment in KIP CR P1 LP is accounted for using the equity method. The current investment balance is nominal at October 31, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase. While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits. As of October 31, 2014, total uninsured deposits were $4.5 million. The Company has not experienced any losses in such accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IP License Revenue

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in specific products they offer. The timing and amount of revenue recognized from IP license agreements depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patents in the customer’s past shipments, patent licensing royalties on covered products sold going forward, cross-licensing terms between the Company and other parties, and settlement of patent litigation. Through October 31, 2014, no amounts have been allocated to the cross-licensing or the settlement of patent litigation elements.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 11,848,928 and 12,287,459 for the years ended October 31, 2014 and 2013, respectively. The dilutive common stock equivalents for the year ended October 31, 2014 include warrants to purchase 5,426,664 shares of common stock, 3,318,197 shares of preferred stock, which are excluded until converted to common shares (Note 9), and stock options to purchase 3,104,067 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net income, preferred dividends paid and accrued of $ 0.5 million.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs for the year ended October 31, 2014 were $0 and for the year ended October 31, 2013 were approximately $18,000.

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

Stock-based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model, which requires a number of assumptions to determine the model inputs. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, the fair value of stock-based awards to non-employees is expensed over the period in which the related services are rendered. All stock-based awards are expected to be fulfilled with new shares of common stock.

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

Net income recorded by Crossroads Europe, GmbH, was approximately $0.1 million during both fiscal years 2014 and 2013. Assets of Crossroads Europe, GmbH account for approximately 7% and 3% of the consolidated net assets for fiscal years 2014 and 2013, respectively.

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

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The guidance requires all industries to conform to the same revenue recognition guidance, as opposed to separate industry standards. The guidance is effective for interim periods within the first annual reporting period beginning after December 15, 2016. We anticipate adopting ASC 606 beginning on November 1, 2016. The Company is currently evaluating the impact of the provisions of ASC 606.

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

As of October 31, 2014, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of October 31, 2014 and 2013, the Company held no investments.

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the Company’s shares of 5.0% Series F Convertible Preferred Stock was accounted for net outside of stockholders’ equity at $6.4 million and the warrants issued in connection with the convertible preferred stock accounted for as liabilities at their fair value of $0.8 million as of October 31, 2013. The value of the derivative warrant liability was re-measured at each reporting period with changes in fair value recorded as change in value of derivative liability. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend. The change in liabilities measured using significant unobservable inputs for the year ended October 31, 2014 were as follows (in thousands) (see Note 8 explaining the revaluation of Series-F Preferred Stock and Warrants):

Level 3 Roll-forward	Derivative Liability

Balance October 31, 2013	$772
Derivative liability converted to equity upon exercise	(215)
Change in fair value of derivative liability	2,765
Derivative liability reclassified to equity upon ratchet expiration	(3,322)
Balance October 31, 2014	$-

3.	INVENTORY

Inventory, net consists of the following (in thousands):

	October 31,	October 31,
	2014	2013

Raw materials	$186	$204
Finished goods	171	109
	$357	$313

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,	October 31,
		2014	2013
	Life (years)
Equipment	1-3	$16,635	$18,390
Furniture and fixtures	5	634	789
Leasehold improvements	5	576	576
		17,845	19,755
Less: Accumulated depreciation		(17,405)	(18,724)
		$440	$1,031

Depreciation expense was approximately $631,000 and $821,000 for year ended October 31, 2014 and 2013, respectively.

5.	ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	October 31,
	2014	2013

Payroll related	$846	$1,470
Professional services	394	359
Warranty reserve	48	41
Other	109	225
	$1,397	$2,095

Included in payroll related accrued expenses as of October 31, 2013 was $202,000 related to bonus compensation, $135,000 of which was settled in January 2014 with 66,081 shares of common stock. Also included in payroll related accrued expenses as of October 31, 2013 was $326,000 of unpaid severance, relating to the reduction in force which occurred October 24, 2013, and $142,000 of unpaid severance, relating to the termination of the Company’s previous CEO on May 8, 2013. Included in payroll related accrued expenses as of October 31, 2014 was $451,000 related to bonus compensation, $301,000 of which will be settled in the first quarter of 2015 with common stock.

Warranty reserve activity, included in accrued expenses, during the years ended October 31, 2014 and 2013 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2013
Warranty reserve	$11	$58	$(28)	$41

Year ended October 31, 2014
Warranty reserve	$41	$31	$(24)	$48

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	October 31,
	2014	2013

Product	$-	$47
Services	1,032	1,043
	$1,032	$1,090

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CONCENTRATIONS

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

The percentage of sales to significant customers was as follows:

	October 31,
	2014	2013

Customer A	36.6%	45.0%
Customer B	9.3%	9.2%
Customer C	8.4%	13.3%

The percentage of accounts receivable, net from significant customers was as follows:

	October 31,
	2014	2013

Customer A	47.6%	55.3%
Customer B	0.8%	22.3%
Customer C	13.0%	0.3%

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

Debt issuance costs associated with the Fortress Term Loans totaling $1.7 million were recorded as a deferred charge and are being amortized over the term of the debt using the effective interest rate method with an effective interest rate of 17.82% as opposed to the statutory rate of 10%. The effective interest rate is higher due to the use of the effective interest method to calculate the monthly expense, which includes debt discount and loan origination fee amortization. Aggregate future principal payments of long-term debt outstanding are as follows as of October 31, 2014 (in thousands):

	Fiscal Year
	2015	2016	Total

Aggregate future principal payments of long-term debt outstanding	$3,618	$1,709	$5,327

In connection with the Credit Agreement, the Company issued warrants to Fortress to purchase 1,454,545 shares of the Company’s common stock at an exercise price of $2.0625 per share (the Fortress Warrants). See Note 8 for discussion of the Fortress Warrants.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company also transferred substantially all of its patents, other than its’972 patent family, to a limited partnership KIP CR P1 LP of which the Company is a limited partner and of which an affiliate of Fortress is the general partner. The partnership now controls 117 pending or granted non-’972 patents. There was no licensing activity during fiscal year 2014 associated with these patents. The general partner cannot be removed without the consent of Fortress. The Company accounts for the investment in the partnership on a consolidated basis using the equity method of accounting.

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

These warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if the Company issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrants, which is initially $2.0625 per share, then the exercise price of the warrants will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share the Company received for the new issue or deemed issue of the additional shares of common stock. In January 2014, the Company and the warrant holder agreed to amend the warrant to remove this full-ratchet anti-dilution provision.

The principal balance due to Fortress is as follows (in thousands):

	October 31,	October 31,
	2014	2013

Principal balance Fortress Term Loans	$5,327	$10,000
Unaccreted debt discount	(516)	(1,411)
Net carrying value due Fortress	4,811	8,589
Less current portion	(3,160)	(1,605)
Long term portion	$1,651	$6,984

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through March 31, 2020. Rental expense under these agreements was approximately $445,000 and $415,000 for the years ended October 31, 2014 and 2013, respectively. Crossroads leases its headquarters, approximately 37,800 square feet of general office, laboratory, data center and administrative space in Austin, Texas. The original lease was effective October 31, 2005 and extended in accordance with an extension agreement through February 28, 2015. On May 2, 2014, the lease was amended, extending the lease through March 31, 2020, and reducing the space leased to 16,200 square feet. The extended term of the lease represents a lease commitment of approximately $252,000 per year through the lease term.

Operating
Fiscal Year	Leases

2015	$293
2016	259
2017	254
2018	252
2019	257
Thereafter	108
$1,423

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. Dot Hill has filed a motion to dismiss and Crossroads has filed its response; the Court denied Dot Hill’s motion. Dot Hill filed a partial motion for summary judgment regarding whether certain products Dot Hill sells are subject to royalties under the Amended Settlement and License Agreement. Crossroads filed its response requesting summary judgment in its favor on this issue. The Court issued a ruling granting-in-part and denying-in-part each party’s motion and the case is continuing. The Markman hearing was conducted October 6-7, 2014.

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation alleging infringement by Oracle Corporation of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc., v. Oracle Corporation; Civil Action No. 1:13-CV-895-SS (W.D. Tex., Austin Division)). Oracle has answered the complaint and the action is pending. The Markman hearing was conducted October 6-7, 2014. Oracle is also a party to four petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Oracle. Crossroads has prepared and filed responses to these petitions.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). Huawei has answered the complaint and the action is pending. The Markman hearing was conducted October 6-7, 2014. Huawei is also a party to four petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Huawei. Crossroads has prepared and filed responses to these petitions.

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). Cisco has answered the complaint and the action is pending. The Markman hearing was conducted October 6-7, 2014. Cisco is also a party to three petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Cisco. Crossroads has prepared and filed responses to these petitions.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). NetApp has answered and the action is pending. The Markman hearing was conducted October 6-7, 2014. NetApp is also a party to five petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Net App. Crossroads has prepared and filed responses to these petitions.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). Quantum has answered the complaint and the action is pending. The Markman hearing is scheduled for October 6-7, 2014. Quantum is also a party to three petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Quantum. Crossroads has prepared and filed responses to these petitions.

On April 15, 2014, Quantum Corporation filed a lawsuit against Crossroads, styled Quantum Corporation v. Crossroads Systems, Inc., Civil Action No. 3:14-CV-04293-MEJ (N.D. Cal.), alleging that Crossroads infringes U.S. Patent No. 6,766,412 by making, using and selling its StrongBox products. Crossroads filed its answer to this complaint and has denied infringement. On December 4, 2014, Quantum filed an amendment to this complaint to add an allegation that Crossroads also infringes U.S. Patent No. 5,940,849 by making, using and selling its StrongBox products. Crossroads is preparing its response to this amended complaint.

9.	STOCKHOLDERS’ EQUITY

2010 Private Placement

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $ 10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 1.47%, and expected term of 5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of October 31, 2014, there were 949,034 warrants outstanding.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity as approved by shareholders, the convertible preferred shares were accounted for net outside of stockholders’ equity at $6.4 million with the warrants accounted for as liabilities at their fair value of $0.8 million as of October 31, 2013. The ratchet included with the warrants expired during the second quarter of 2014 and as a result the value of the derivative warrant liability was $0 as of October 31, 2014.

In the event the convertible preferred shares are redeemed, any redemption price in excess of the carrying amount of the convertible preferred stock would be treated as a dividend. During the year ended October 31, 2014, there were 912,957 shares of Series F Preferred shares converted to common shares.

The Company filed a registration statement to register these securities on Form S-1 on May 10, 2013 with the Securities and Exchange Commission (“SEC”).

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2013 Fortress Credit Agreement

As discussed in Note 7, on July 22, 2013 the Company issued warrants to purchase 1,454,545 shares of its common stock to Fortress at $2.0625 per share. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes Merton formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. The Fortress Warrant was recorded at a fair value of $1,374,000 or $1.0625 per underlying warrant share.

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

2014 Private Placement

On March 31, 2014 and April 4, 2014, the Company sold 1,986,622 units at $2.2565 per unit for gross proceeds of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 993,311 shares of common stock have a weighted average exercise price of $2.45 per share.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. As of October 31, 2014, there were 993,311 warrants outstanding.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of credit, common stock and preferred stock transactions, the Company has the following common stock warrants outstanding at October 31, 2014:

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

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan. As of October 31, 2014, options to purchase 436,093 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders. A maximum of 3,500,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000. As of October 31, 2014, options to purchase 3,807,423 shares of common stock were granted from the 2010 Plan, of which 2,667,974 were outstanding. During the years ended October 31, 2014 and 2013, common stock share grants of 66,081 and 146,555, respectively, were granted from the 2010 Plan.

As of October 31, 2014, options to purchase an aggregate of 3,104,067 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 2,031,409 were vested. Under the 2010 Plan, 200,062 shares of common stock were available for future grants as of October 31, 2014. The shares of common stock reserved for future grant are reduced by 335,369 options previously exercised under the 2010 Plan, and 296,595 shares of stock granted under the 2010 Plan. The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. During 2014, the majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Year ended October 31,
	2014	2013

Cost of revenue	$36	$26
Sales and marketing	369	303
Research and development	541	243
General and administrative	643	462
Total stock-based compensation	$1,589	$1,034

During the year ended October 31, 2014, share based compensation expense of approximately $301,000 was accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2014. Accordingly, 117,577 shares of common stock were granted in January 2015 to satisfy this liability. During the year ended October 31, 2013, share based compensation expense of approximately $147,000 was accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2013. Accordingly, 66,081 shares of common stock were granted in January 2014 to satisfy this liability.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended October 31,
	2014	2013

Expected dividend yield	0%	0%
Expected volatility	73 - 79%	60 - 65%
Risk-free interest rate	1.4 - 1.7%	0.7 - 1.5%
Expected term (years)	4 - 5	4 - 5

The following table summarizes information about stock option activity for the year ended October 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at October 31, 2012	2,131,244	$3.80	6.20	$1.4
Granted	1,815,313	$1.81
Forfeited	(564,150)	$4.09
Exercised	(61,497)	$1.33

Outstanding at October 31, 2013	3,320,910	$2.71	6.43	$-

Granted	775,889	$1.98
Forfeited	(602,659)	$4.52
Exercised	(390,073)	$1.52

Outstanding and expected to vest at October 31, 2014	3,104,067	$2.32	7.54	$2.4

Exercisable at October 31, 2014	2,031,409	$2.44	6.84	$1.6

The weighted average fair value per option granted during the years ended October 31, 2014 and 2013 was $1.28 and $0.96 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended October 31, 2014 and 2013 was $413,000 and $36,000 respectively. During the years ended October 31, 2014 and 2013, the amount of cash received from the exercise of stock options was $591,000 and $82,000, respectively.

The Company granted 10,000 options to non-employees during the year ended October 31, 2014 with a fair value of approximately $14,000, and granted 60,000 options during the year ended October 31, 2013, with a fair value of approximately $83,000.

At October 31, 2014, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.0 year. There were 1,236,776 and 647,610 options that became vested during the years ended October 31, 2014 and 2013, respectively, with the total fair value of these awards of approximately $1,565,000 and $1,001,000 respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows information about outstanding stock options at October 31, 2014:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Shares	Remaining	Average		Average
Exercise Prices			Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	-	$1.21	448,710	8.56	$1.12	276,210	$1.06
$1.24	-	$1.54	521,506	9.01	$1.50	296,506	$1.47
$1.54	-	$2.04	333,395	5.71	$1.64	317,478	$1.63
$2.04	-	$2.10	831,013	8.62	$2.10	493,779	$2.10
$2.10	-	$2.77	316,595	9.10	$2.58	49,868	$2.28
$2.77	-	$4.48	314,594	3.53	$3.74	306,784	$3.74
$4.48	-	$5.00	310,869	5.33	$4.75	265,106	$4.74
$5.00	-	$7.20	27,385	5.59	$5.77	25,678	$5.77

$-	-	$7.20	3,104,067	7.54	$2.32	2,031,409	$2.44

11.	INCOME TAXES

There was no recorded income tax benefit related to the losses of fiscal years 2014 or 2013 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carry-forwards. The provision for income taxes due to continuing operations differs from the amount computed by applying the federal statutory rate of 35% to the loss before income taxes as follows (in thousands):

	Years Ended October 31,
	2014	2013
Federal tax benefit at statutory rate	$(3,229)	$(4,219)
State income tax, net of federal tax benefit	(119)	(164)
Effect of foreign operations	(4)	(6)
Research and experimentation credit	(19)	(245)
Stock based compensation	2,532	149
Derivative Liability	1,003	(539)
Expiration of NOL	1,169	-
Permanent differences and other	(43)	144
Change in valuation allowance	(1,290)	4,880
Tax benefit	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at October 31, 2014 and 2013 are as follows (in thousands):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended October 31,
	2014	2013
Deferred Tax Assets:
Short term:
Inventory and other reserves	$709	$421

Long term:
Net operating losses	47,823	47,581
Research and experimentation credits	5,198	5,209
Basis of property and equipment	237	194
Deferred stock compensation	561	2,758
Other	345	-
Long term deferred tax assets	54,164	55,742

Total deferred tax assets	54,873	56,163

Deferred Tax Liabilities:
Basis of property and equipment	-	-
Deferred tax liabilities	-	-

Valuation allowance	(54,873)	(56,163)
Net deferred tax asset	$-	$-

In assessing the usefulness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At the end of the fiscal years ended October 31, 2014 and 2013, a full valuation allowance has been provided due to uncertainties regarding the future realization of the net deferred tax assets.

The Company had federal net operating loss carry-forwards available to reduce future taxable income of approximately $128.7 million and $128.0 million for the fiscal years ended October 31, 2014 and 2013, respectively. The Company had federal research and experimentation credits available to reduce future tax of approximately $5.2 million and $5.2 million for the fiscal years ended October 31, 2014 and 2013, respectively. The valuation allowance increased by approximately $ 4.9 million during the fiscal years ended October 31, 2013 as a result of changes in the net operating losses and decreased by $1.3 million during the fiscal year ended October 31, 2014, primarily as a result of updates to the stock compensation deferred tax asset and changes in the net operating losses. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carry-forward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred stock compensation expense. The Company also had foreign net operating loss carry-forwards available to reduce future foreign income of approximately $3.9 million and $4.0 million for fiscal years ended October 31, 2014 and 2013, respectively.

The federal net operating loss carry-forwards and research and experimentation credit carry-forwards expire from 2018 to 2033, if not utilized prior to that time. Utilization of the federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. Any annual limitation may result in the expiration of net operating losses and research and experimentation credits before utilization.

The Company does not foresee any recognition of any unrecognized tax benefits during the next twelve months. The major jurisdictions in which the Company files income tax returns include the U.S. and Germany. The Company’s income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities. As of October 31, 2014, the earliest year that the Company was subject to examination in these jurisdictions was 2010. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense, if any.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code. All employees who have attained 18 years of age are eligible to enroll in the Savings Plan. The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years. In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan. The Company made matching contributions $184,000 and $276,000 during the years ended October 31, 2014 and 2013, respectively.

13.	RELATED PARTY TRANSACTIONS

Iron Mountain

On December 19, 2013, the Company and Iron Mountain mutually agreed to end their contract involving the development of a co-branded product. The Company received $1.6 million in connection with the terminated contract in the first quarter of fiscal year 2014. The Company bifurcated the payment between amounts received for work performed on the development of the product of $550,000, and a gain from settlement of $1,050,000. The Company recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as a reduction in operating expenses. IRM also agreed that it would not transfer the shares without the Company's prior written consent until the two-year anniversary date of the settlement, and that it would vote the shares consistent with the recommendation of Crossroads’ board of directors.

2014 Private Placement

On March 31, 2014 and April 4, 2014, we entered into Securities Purchase Agreements with certain accredited investors for the issuance and sale in a private placement (the “2014 Private Placement”) of an aggregate of 1,986,622 units, at a purchase price of $2.2565 per unit for net aggregate proceeds of approximately $4.5 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $2.46 per whole share. The lead investor of the 2014 Private Placement was Lone Star Value LP. Lone Star Value LP is controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors. Lone Star Value LP acquired 1,288,352 units in the placement for approximately $2.9 million.

14.	PREFERRED STOCK RIGHTS

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

No rights were exercisable at October 31, 2014. There is no impact to the Company's financial results as a result of the adoption of the rights plan for the year ended October 31, 2014.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended October 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$102	$-	$(8)	$94
Year ended October 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$57	$-	$151

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.1.2	Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K/A	001-15331	3.1	4/2/13
3.1.3	Certificate of Amendment to Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K	001-15331	3.1	3/14/14
3.1.4	Certificate of Designation, Rights, Preferences and Privileges of Series G Participating Preferred Stock	8-K	001-15331	3.1	5/23/14
3.2	Amended and Restated Bylaws of Crossroads Systems, Inc.	8-K	001-15331	3.1	11/7/13
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
4.2	Form of Warrant by Crossroads Systems, Inc. in favor of the purchases in the March 2013 private placement	8-K	001-15331	4.1	3/25/13
4.3	Common Stock Purchase Warrant, dated July 22, 2013, by Crossroads Systems, Inc. in favor of CF DB EZ LLC	8-K	001-15331	4.1	7/24/13
4.4	Amendment to Common Stock Purchase Warrant, dated January 23, 2014, by and between Crossroads Systems. Inc. and CF DB EZ LLC	8-K	001-15331	4.1	1/24/14
4.5	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the March 2014 private placement	8-K	001-15331	4.1	3/31/14
4.6	Tax Benefit Preservation Plan, dated as of May 23, 2014, by and between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-15331	4.1	5/23/14
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.2	Employment Agreement, dated as of October 13, 2003, by and between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.2	3/11/11
10.3	Severance Benefit Plan, dated February 11, 2002, between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.3	3/11/11
10.4	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.5	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.7	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	8-K	001-15331	10.1	7/16/13
10.8	Amended and Restated Employment Agreement, dated November 21, 2013, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr.	8-K	001-15331	10.1	11/25/13
10.9	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.10	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.11†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.12.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11

10.12.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
10.13	Professional Agreement, dated July 31, 2012, between Crossroads Systems, Inc. and Iron Mountain Information Management, Inc.	8-K	001-15331	10.1	8/2/12
10.14	Securities Purchase Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	Registration Rights Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.16	Securities Purchase Agreement, dated March 22, 2013, by and among Crossroads Systems, Inc. and the Buyers party thereto	8-K	001-15331	10.1	3/25/13
10.17	Registration Rights Agreement, dated as of March 28, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	8-K	001-15331	10.1	3/25/13
10.17.1	Amendment to Registration Rights Agreement, dated July 3, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	S-1/A	333-188549	10.17.1	7/8/13
10.18	Separation Offer and Release, effective as of May 8, 2013, between Robert C. Sims and Crossroads Systems, Inc.	8-K	001-15331	10.1	5/14/13
10.19	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and Brian Bianchi	8-K	001-15331	10.1	6/10/13
10.20	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and David Cerf	8-K	001-15331	10.2	6/10/13
10.21	Amended and Restated Agreement of Limited Partnership of KIP CR P1 LP	8-K	001-15331	10.1	7/24/13
10.22	Credit Agreement, dated July 22, 2013, by and among Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.2	7/24/13
10.23	Guaranty and Security Agreement, dated July 22, 2013, by KIP CR P1 LP in favor of Fortress Credit Co LLC	8-K	001-15331	10.3	7/24/13
10.24	Guaranty and Security Agreement, dated July 22, 2013, by Crossroads Systems (Texas), Inc. in favor of Fortress Credit Co LLC	8-K	001-15331	10.4	7/24/13
10.25	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to KIP CR P1 LP	8-K	001-15331	10.5	7/24/13
10.26	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to Crossroads Systems (Texas), Inc.	8-K	001-15331	10.6	7/24/13
10.27	Assignment of Patent Rights, dated July 22, 2013, by Crossroads Systems, Inc. in favor of KIP CR P1 LP	8-K	001-15331	10.7	7/24/13
10.28	Non-Exclusive License Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and KIP CR P1 LP	8-K	001-15331	10.8	7/24/13
10.29	Registration Rights Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.9	7/24/13
10.30	Agreement Regarding Issue Price dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	S-1/A	333-188549	10.30	8/22/13
10.31	Compromise, Settlement and Mutual Release Agreement, effective as of December 19, 2013, by and between Crossroads Systems, Inc. and Iron Mountain Information Management, LLC.	8-K	001-15331	10.1	12/20/13
10.32	Securities Purchase Agreement, dated March 31, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	3/31/14
10.33	Securities Purchase Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	4/8/14
10.34	Amended and Restated Registration Rights Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.2	4/8/14

21.1	List of Subsidiaries	X
23.1	Consent of PMB Helin Donovan, LLP.	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Schema Linkbase Document					X
101.CAL*	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Labels Linkbase Document					X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document					X

†  Confidential materials redacted and filed separately with the Securities and Exchange Commission.