Form 10-Q
period 2015-01-31
CROSSROADS SYSTEMS INC
filed 2015-03-11
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-15331

CROSSROADS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	74-2846643
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11000 NORTH MOPAC EXPRESSWAY
SUITE 150
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

As of March 11, 2015 Registrant had outstanding 19,207,845 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED January 31, 2015

PART I -        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,	October 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,172	$4,676
Restricted cash	270	270

Total cash, cash equivalents and restricted cash	8,442	4,946

Accounts receivable, net of allowance for doubtful accounts of $124 and $151, respectively	2,207	2,252
Inventory	494	357
Prepaid expenses and other current assets	526	798

Total current assets	11,669	8,353

Property and equipment, net	356	440
Other assets	70	63

Total assets	$12,095	$8,856

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,556	$1,443
Accrued expenses	932	1,397
Deferred revenue	1,105	1,032
Current portion of long term debt, net of debt discount	3,285	3,160

Total current liabilities	6,878	7,032

Long term debt, net of debt discount	701	1,651
Other long term liabilities	557	423

Commitments and contingencies (See Note 7)	-	-

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized, 19,151,407 and 15,831,810 shares issued and outstanding, respectively	19	16
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 3,279,747 and 3,318,197 shares issued and outstanding, respectively	3	3
Additional paid-in capital	232,896	226,208
Accumulated other comprehensive loss	(68)	(60)
Accumulated deficit	(228,891)	(226,417)

Total stockholders' equity (deficit)	3,959	(250)

Total liabilities and stockholders' equity	$12,095	$8,856

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	January 31,
	2015	2014

Revenue:
Product	$862	$1,230
IP license, royalty and other	1,309	2,895

Total revenue	2,171	4,125

Cost of revenue:
Product	282	236
IP license, royalty and other	310	383

Total cost of revenue	592	619

Gross profit	1,579	3,506

Operating expenses:
Sales and marketing	850	1,032
Research and development	1,376	1,531
General and administrative	1,328	1,338

Total operating expenses	3,554	3,901

Loss from operations	(1,975)	(395)

Gain on settlement	-	1,050

Loss before other expenses	(1,975)	655

Other expense:
Interest expense	(128)	(245)
Amortization of debt discount and issuance costs	(221)	(342)
Change in value of derivative liability	-	(3,400)
Other income	19	-

Net loss.	$(2,305)	$(3,332)

Dividends attributable to preferred stock	$(84)	$(155)
Net loss available to common stockholders, basic and diluted	$(2,389)	$(3,487)
Net loss per share available to common stockholders, basic and diluted	$(0.15)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted	15,938,646	12,368,715

See accompanying notes to the condensed consolidated financial statements.

4

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended
	January 31,
	2015	2014

Net loss	$(2,305)	$(3,332)

Other comprehensive income:
Foreign currency translation adjustments	(8)	1

Comprehensive loss	$(2,313)	$(3,331)

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,305)	$(3,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107	198
Loss on change in value of derivative liability	-	3,400
Amortization of debt discount	221	341
Stock-based compensation	346	548
Provision for doubtful accounts receivable	50	6
Changes in assets and liabilities:
Accounts receivable	(37)	(707)
Inventory	(137)	(10)
Prepaid expenses and other assets	194	45
Accounts payable	126	(161)
Accrued expenses	(282)	(606)
Deferred revenue	260	213
Net cash used in operating activities	(1,457)	(65)
Cash flows from investing activities:
Purchase of property and equipment	(24)	(9)
Net cash used in investing activities	(24)	(9)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	6,003	488
Repayment of debt	(987)	(208)
Net cash provided by financing activities	5,016	280

Effect of foreign exchange rate on cash and cash equivalents	(39)	(3)
Change in cash and cash equivalents	3,496	203
Cash and cash equivalents, beginning of period	4,946	7,795
Cash, cash equivalents, and restricted cash end of period	$8,442	$7,998

Supplemental disclosure of cash flow information:

Cash paid for interest	$128	$256
Cash paid for income taxes	$-	$-

Supplemental disclosure of non cash financing activities:
Conversion of preferred stock to common stock	$58	$674
Common stock dividends issued to preferred shareholders	$169	$366
Warrants issued with private placement stock	$1,473	$-
Conversion of derivative liability to equity	$-	$215

See accompanying notes to the consolidated financial statements.

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. and its wholly owned subsidiaries (“Crossroads” or the “Company”).   Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is a global provider of data storage solutions.   Through the innovative use of new technologies, Crossroads delivers customer-driven solutions that enable proactive data security, advanced data archiving, optimized performance and significant cost-savings.

Principles of Consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing intellectual property and its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, and proceeds from the sale of common stock, preferred stock, and debt instruments will be sufficient to fund the anticipated operations for fiscal 2015.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

The investment in KIP CR P1 LP (referred to as the partnership (see Note 6), is a partnership in which the Company is a limited partner and in which an affiliate of Fortress is the general partner, is accounted for using the equity method. The current investment balance is nominal at January 31, 2015.

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

Derivative Liabilities

The Company, in accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, accounted for the Series F Preferred Stock (as defined in Note 8), outside of stockholder’s equity and preferred stock warrants as liabilities at their fair value, during periods where the full ratchet anti-dilution provision is in effect.

The value of the derivative warrant liability was re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, a dynamic Black Scholes formula is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the Series F Preferred Stock are redeemed, any redemption price in excess of the carrying amount of the Series F Preferred Stock will be treated as a dividend. The change in derivative liability resulted in a loss of $3.4 million recorded in the three months ended January 31, 2014. As the liability related to the warrants expired during the first quarter of 2014, there was no change in derivative liability during the first fiscal quarter of 2015.

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

Computation of Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Basic loss per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while loss per share, assuming dilution, includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors, among others: (i) the ongoing issuance of common stock associated with stock option and warrant exercises; (ii) any fluctuations in the Company’s stock price, which could cause changes in the number of common stock equivalents included in the loss per share, assuming dilution computation; and (iii) the issuance of common stock to effect business combinations should the Company enter into such transactions.

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 13,691,271 and 11,932,822 for the three months ended January 31, 2015 and 2014, respectively. The dilutive common stock equivalents for the three months ended January 31, 2015 include warrants to purchase 7,085,424 shares of common stock, 3,279,747 shares of preferred stock, which are excluded until converted to common shares (Note 8), and stock options to purchase 3,326,100 shares of common stock.

Net loss available to common stockholders is calculated by deducting preferred dividends, accrued and paid, of $0.2 and $0.1 million from net loss for the three months ended January 31, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements

 During November 2014, the FASB issued ASU 2014-16 Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”).  ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  These changes are not expected to have a material impact on the consolidated financial statements.  This could impact the accounting for future hybrid financial instruments issued by the Company.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements. The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

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

As of January 31, 2015, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of January 31, 2015 and October 31, 2014, the Company held no investments.

3.	INVENTORY

Inventory, net consists of the following (in thousands):

	January 31,	October 31,
	2015	2014

Raw materials	$132	$186
Finished goods	362	171
	$494	$357

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		January 31,	October 31,
		2015	2014
	Life (years)
Equipment	1-3	$16,658	$16,635
Furniture and fixtures	5	634	634
Leasehold improvements	5	576	576
		17,868	17,845
Less: Accumulated depreciation		(17,512)	(17,405)
		$356	$440

Depreciation expense was approximately $107,000 and $198,000 for three months ended January 31, 2015 and January 31, 2014, respectively.

5.	ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	January 31,	October 31,
	2015	2014

Payroll related	$432	$846
Professional services	411	394
Warranty reserve	34	48
Other	55	109
	$932	$1,397

Included in payroll related accrued expenses as of October 31, 2014 was $451,000 related to bonus compensation, $301,000 of which was settled with 117,577 shares of common stock, and the remainder settled in cash in the first quarter of 2015.

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2014 and three months ended January 31, 2015 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2014
Warranty reserve	$41	$31	$(24)	$48

Three months ended January 31, 2015
Warranty reserve	$48	$25	$(39)	$34

Deferred revenue, current portion, consists of the following (in thousands):

	January 31,	October 31,
	2015	2014

Product	$31	$-
Services	1,074	1,032
	$1,105	$1,032

6.	LINE OF CREDIT AND LONG TERM LIABILITIES

Effective July 22, 2013, the Company entered into a credit agreement (the Credit Agreement) with Fortress Credit Co. LLC, an affiliate of Fortress Investment Group LLC (collectively referred to as Fortress) that provided for aggregate term loan commitments of up to $10.0 million. The Credit Agreement consisted of a Term Loan A in the principal amount of $5.0 million, maturing on July 22, 2016 and bearing no interest for the first 12 months, and a Term Loan B in the principal amount of $5.0 million, maturing on February 1, 2016 and bearing no interest for the first six months. The Company drew down the full $10.0 on Term Loan A and Term Loan B (collectively referred to as Fortress Term Loans) on July 24, 2013. The Fortress Term Loans accrue interest at 10% annually after the interest free period and interest is due monthly in arrears. The Company began making scheduled principal payments on Term Loan A in July 2014 and Term Loan B in January 2014. The proceeds from the Fortress Term Loans were used to pay off the Company’s outstanding revolving credit and term loan with Silicon Valley bank.

Debt issuance costs associated with the Fortress Term Loans totaling $1.7 million were recorded as a deferred charge at inception of the credit agreement and are being amortized over the term of the debt using the effective interest rate method with an effective interest rate of 17.82% as opposed to the statutory rate of 10%. The effective interest rate is higher due to the use of the effective interest method to calculate the monthly expense, which includes debt discount and loan origination fee amortization.

In connection with the Credit Agreement, the Company issued warrants to Fortress to purchase 1,454,545 shares of the Company’s common stock at an exercise price of $2.0625 per share (the Fortress Warrants). See Note 8 for discussion of the Fortress Warrants.

In addition, the Company also transferred substantially all of its patents, other than its ’972 patent family, to a limited partnership KIP CR P1 LP of which the Company is a limited partner and of which an affiliate of Fortress is the general partner. The partnership now controls 126 pending or granted non-’972 patents. There was no licensing activity during the first fiscal quarter 2015 associated with these patents. The general partner cannot be removed without the consent of Fortress.

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

These warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if the Company issued or was deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrants, which is initially $2.0625 per share, then the exercise price of the warrants would be reduced on a “full ratchet” basis, concurrent with the new issue, to the consideration per share the Company received for the new issue or deemed issue of the additional shares of common stock. In January 2014, the Company and the warrant holder agreed to amend the warrant to remove this full-ratchet anti-dilution provision.

The principal balance due to Fortress is as follows (in thousands):

	January 31,	October 31,
	2015	2014

Principal balance Fortress Term Loans	$4,342	$5,327
Unaccreted debt discount	(356)	(516)
Net carrying value due Fortress	3,986	4,811
Less current portion	(3,285)	(3,160)
Long term portion	$701	$1,651

7.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through March 31, 2020. Rental expense under these agreements was approximately $123,000 and $123,000 for the three months ended January 31, 2015 and 2014, respectively. Crossroads leases approximately 37,800 square feet of general office, laboratory, data center and administrative space at its Headquarters in Austin, Texas. The original lease was effective October 31, 2005 and was extended in accordance with an extension agreement through February 28, 2015. On May 2, 2014, the lease was amended, extending the lease through March 31, 2020, and reducing the space leased to 16,200 square feet. The minimum lease commitments represent approximately $246,000 per year through the lease term.

Legal Proceedings

Intellectual Property Litigation

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. Dot Hill has filed a motion to dismiss and Crossroads has filed its response; the Court denied Dot Hill’s motion.  Dot Hill filed a partial motion for summary judgment regarding whether certain products Dot Hill sells are subject to royalties under the Amended Settlement and License Agreement.  Crossroads filed its response requesting summary judgment in its favor on this issue.  The Court issued a ruling granting-in-part and denying-in-part each party’s motion and the case is continuing.  The Markman hearing was conducted October 6-7, 2014. On February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims and the parties will file any objections to those recommendations shortly. Dot Hill recently filed a motion to stay the litigation and moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum). In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014. On February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims and the parties will file any objections to those recommendations shortly. Following a final determination and order by the Court on the meaning of the claim terms, the Court will set a schedule for a trial ready date and the parties will prepare this case for trial. Huawei is also a party to four petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Huawei. The United States Patent and Trademark Office has denied one and granted three of those petitions. Crossroads is preparing and will file its Patent Owner’s Response by April 20, 2015 laying out the arguments regarding the validity of the patents in the three granted proceedings. The Oral Hearing in those proceedings is scheduled for August 31, 2015.

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014. On February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims and the parties will file any objections to those recommendations shortly. Following a final determination and order by the Court on the meaning of the claim terms, the Court will set a schedule for a trial ready date and the parties will prepare this case for trial. Cisco is also a party to three petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Cisco. The United States Patent and Trademark Office granted one of those petitions and the rulings on the remaining two are expected shortly. Crossroads is preparing and will file its Patent Owner’s Response by April 20, 2015 laying out the arguments regarding the validity of the patents in the one granted proceeding. The Oral Hearing in that proceeding is scheduled for August 31, 2015.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014. On February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims and the parties will file any objections to those recommendations shortly. Following a final determination and order by the Court on the meaning of the claim terms, the Court will set a schedule for a trial ready date and the parties will prepare this case for trial. NetApp is also a party to nine petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Net App. The United States Patent and Trademark Office has denied two and granted three of those petitions. The remaining four petitions were filed relatively recently and Crossroads is preparing a response to those four petitions. Crossroads is preparing and will file its Patent Owner’s Response by April 20, 2015 laying out the arguments regarding the validity of the patents in the three granted proceedings. The Oral Hearing in those proceedings is scheduled for August 31, 2015.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing is scheduled for October 6-7, 2014. On February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims and the parties will file any objections to those recommendations shortly. Following a final determination and order by the Court on the meaning of the claim terms, the Court will set a schedule for a trial ready date and the parties will prepare this case for trial. Quantum is also a party to three petitions for Inter Partes Review filed at the United States Patent and Trademark Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Quantum. The United States Patent and Trademark Office granted one of those petitions and the rulings on the remaining two are expected shortly. Crossroads is preparing and will file its Patent Owner’s Response by April 20, 2015 laying out the arguments regarding the validity of the patents in the one granted proceeding. The Oral Hearing in that proceeding is scheduled for August 31, 2015.

On April 15, 2014, Quantum Corporation filed a lawsuit against Crossroads, styled Quantum Corporation v. Crossroads Systems, Inc., Civil Action No. 3:14-CV-04293-MEJ (N.D. Cal.), alleging that Crossroads infringes U.S. Patent No. 6,766,412 by making, using and selling its StrongBox products. Crossroads filed its answer to this complaint and has denied infringement. On December 4, 2014, Quantum filed an amendment to this complaint to add an allegation that Crossroads also infringes U.S. Patent No. 5,940,849 by making, using and selling its StrongBox products. Based on information provided to it by Crossroads, Quantum subsequently dismissed its claims of infringement in its amended complaint that Crossroads infringed U.S. Patent No. 5,940,849. The case regarding U.S. Patent No. 6,766,412 is pending. Crossroads has filed a motion to transfer this case to the Western District of Texas and that motion is pending before the court.

8.	STOCKHOLDERS’ EQUITY

2010 Private Placement

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 1.47%, and expected term of 5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of January 31, 2015, there were 949,034 warrants outstanding.

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock (“Series F Preferred Stock”), par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants totaling $1,543,000 was initially allocated to additional paid in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000, of which was recorded as a deemed dividend.   Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The warrants were exercisable immediately upon issue, and expire March 22, 2018.   During the three months ended January 31, 2014, the Company issued 150,703 dividend common shares valued at approximately $366,000. During the three months ended January 31, 2015, the Company issued 67,781 dividend common shares valued at approximately $169,000. Accrued and unpaid dividends were valued at approximately $30,000 as of January 31, 2015.

The Series F Preferred Stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes issuance of up to 4,500,000 shares of Series F Preferred Stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of Series F Preferred Stock to convert the Series F Preferred Stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to the Company. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director of the Company. As of the date hereof, less than 78% of the aggregate number of shares of Sub-Series F-1 are outstanding, as the remainder have been voluntarily converted into common stock at the option of the holders. Therefore, the holders of the Sub-Series F-1 shares are entitled to elect one director to the Board of Directors. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. The holders of shares of the Series F Preferred Stock are entitled to a liquidation preference equal to the original issuance price plus any unpaid dividends.

The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). The Series F Preferred Stock previously included an anti-dilution provision that would adjust the conversion price of the Series F Preferred Stock to the issue price of any equity securities the Company issued at a price less than $2.0625 per share, subject to certain exceptions. This type of provision is commonly referred to as a “full-ratchet” anti-dilution provision.

Upon approval of the full ratchet anti-dilution provisions on June 21, 2013, the warrants were reclassified as a derivative liability and recorded at fair value. This created a scenario for which the shares of Series F Preferred Stock was potentially convertible into more shares of common stock than authorized. Therefore, the Series F Preferred Stock was classified in temporary equity. Upon the expiration of the full ratchet anti-dilution provisions in March 2014, the Company reclassified the Series F Preferred Stock and warrants to permanent stockholders' equity following the stockholders vote.

During the three months ended January 31, 2015, there were 38,450 shares of Series F Preferred Stock shares converted to common shares.

Dividends on the Series F Preferred Stock accrue at an annual rate of 5.0% of the original issue price and are payable on a semi-annual basis. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The Company may elect to satisfy the obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof, in the Company’s discretion.

2013 Fortress Credit Agreement

July 22, 2013 the Company issued warrants to purchase 1,454,545 shares of its common stock to Fortress at $2.0625 per share. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.   The Fortress Warrants was recorded at a fair value of $1,374,000 or $1.0625 per underlying warrant share.

The Fortress Warrants will expire on the seventh anniversary of the effective date of the Fortress Transactions.

2014 Private Placement

On March 31, 2014 the Company sold 1,986,622 units at $2.2565 per unit for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 993,311 shares of common stock have a weighted average exercise price of $2.45 per share.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. As of January 31, 2015, there were 993,311 warrants outstanding.

2015 Common Stock Offering

On January 27, 2015 the Company sold 3,071,739 units at $2.30 per unit for gross proceeds to the Company of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4.0 years.  The warrants will be exercisable upon the six-month anniversary of issue, and expire January 31, 2020. As of January 31, 2015, there were 1,658,760 warrants outstanding.

The Company has the following common stock warrants outstanding at January 31, 2015:

Warrants Outstanding

Warrant Transaction	Warrants Outstanding	Weighted Average Exercise Price
2010 Private Placement	949,034	$3.20
2013 Private Placement	2,029,774	$2.00
2013 Fortress Credit Agreement	1,454,545	$2.06
2014 Private Placement	993,311	$2.45
2015 Common Stock Offering	1,658,760	$2.76
Total Warrants	7,085,424

9.	STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan).  As of January 31, 2015, options to purchase 426,563 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the Board of Directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,750,000 shares of Crossroads common stock may be awarded, plus the automatic increase as detailed below. The total number of shares that will be reserved, and that may be issued, under the 2010 Plan will automatically increase on the first trading day of each calendar year, by a number of shares equal to four percent (4%) of the total outstanding shares on the last day of the prior calendar year, subject to a maximum annual increase of 250,000.   As of January 31, 2015, options to purchase 4,063,699 shares of common stock were granted from the 2010 Plan, of which 2,899,537 were outstanding. During the three months ended January 31, 2015 and 2014, common stock share grants of 117,577 and 66,081, respectively, were granted from the 2010 Plan.

As of January 31, 2015, options to purchase an aggregate of 3,326,100 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 2,163,342 were vested. Under the 2010 Plan, 83,522 shares of common stock were available for future grants as of January 31, 2015.  The shares of common stock reserved for future grant are reduced by 352,769 options previously exercised under the 2010 Plan, and 414,172 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. During 2015, the majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Three months ended January 31,
	2015	2014

Cost of revenue	$8	$12
Sales and marketing	61	124
Research and development	124	201
General and administrative	153	211
Total stock-based compensation	$346	$548

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

	Three months ended January 31,
	2015	2014

Expected dividend yield	0%	0%
Expected volatility	75 - 76%	73 - 74%
Risk-free interest rate	1.4 - 1.6%	1.4 - 1.6%
Expected term (years)	4 - 5	4 - 5

The following table summarizes information about stock option activity for the three months ended January 31, 2015 (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding and expected to vest at October 31, 2014	3,104,067	$2.32	7.54	$2.4

Granted	256,276	$2.53
Forfeited	(10,193)	$3.26
Exercised	(24,050)	$1.64

Outstanding and expected to vest at January 31, 2015	3,326,100	$2.34	7.50	$1.3

Exercisable at January 31, 2015	2,163,342	$2.40	6.73	$1.0

The weighted average fair value per option granted during the three months ended January 31, 2015 and 2014 was $1.69 and $1.10 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended January 31, 2015 and 2014 was $22,000 and $127,000 respectively. During the three months ended January 31, 2015 and 2014, the amount of cash received from the exercise of stock options was $40,000 and $180,000, respectively.

The Company granted no options to non-employees during the three months ended January 31, 2015, and granted 10,000 options to non-employees during the three months ended January 31, 2014, with a fair value of approximately $14,000.

At January 31, 2015, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 0.8 years. There were 216,980 and 243,622 options that became vested during the three months ended January 31, 2015 and 2014, respectively, with the total fair value of these awards of approximately $303,000 and $340,000, respectively.

The following table shows information about outstanding stock options at January 31, 2015:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Shares	Remaining	Average		Average
Exercise Prices			Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	-	$1.21	443,710	8.32	$1.12	314,335	$1.09
$1.24	-	$1.48	71,506	8.41	$1.25	71,506	$1.25
$1.54	-	$1.54	450,000	8.81	$1.54	281,250	$1.54
$1.56	-	$2.04	321,720	5.49	$1.64	308,955	$1.63
$2.10	-	$2.10	819,888	8.36	$2.10	514,231	$2.10
$2.12	-	$2.56	388,024	9.45	$2.47	48,618	$2.24
$2.74	-	$3.52	364,987	6.08	$3.03	198,390	$3.27
$3.64	-	$7.20	466,265	4.65	$4.69	426,057	$4.69

$-	-	$7.20	3,326,100	7.50	$2.34	2,163,342	$2.40

10.	EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.   All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.  The Company made matching contributions of $47,000 and $45,000 during the three months ended January 31, 2015 and 2014, respectively.

11.	RELATED PARTY TRANSACTIONS

Iron Mountain

On December 19, 2013, the Company and Iron Mountain (“IRM”) mutually agreed to end their contract involving the development of a co-branded product.   The Company received $1.6 million in connection with the terminated contract in the first quarter of fiscal year 2014.   The Company bifurcated the payment between amounts received for work performed on the development of the product of $550,000, and a gain from settlement of $1,050,000. The Company recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as a reduction in operating expenses. IRM also agreed that it would not transfer the shares without the Company's prior written consent until the two-year anniversary date of the settlement, and that it would vote the shares consistent with the recommendation of Crossroads’ Board of Directors.

2014 Private Placement

On March 31, 2014 and April 4, 2014, the Company entered into Securities Purchase Agreements with certain accredited investors for the issuance and sale in a private placement (the “2014 Private Placement”) of an aggregate of 1,986,622 units, at a purchase price of $2.2565 per unit for net aggregate proceeds of approximately $4.5 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $2.46 per whole share. The lead investor of the 2014 Private Placement was Lone Star Value LP. Lone Star Value LP is controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors. Lone Star Value LP acquired 1,288,352 units in the placement for approximately $2.9 million.

2015 Private Placement

On January 27, 2015, the Company entered into Placement Agency Agreements with certain accredited investors for the issuance and sale in a private placement (the “2015 Private Placement”) of an aggregate of 3,071,739 units, at a purchase price of $2.30 per unit for net aggregate proceeds of approximately $7.1 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $2.76 per whole share. Lone Star Value LP, controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors, acquired 350,000 units in the placement for approximately $0.8 million.

12.	TAX BENEFIT PRESERVATION PLAN

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

No rights were exercisable at January 31, 2015. There is no impact to the Company's financial results as a result of the adoption of the Plan for the three months ended January 31, 2015 or 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission.

Forward-Looking Statements

Various statements contained in or incorporated by reference into this quarterly report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our Form 10-K for the year ended October 31, 2014, as well as those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

•	ability to implement our business strategy, including the transition from a hardware storage company to a software solutions and services provider;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	expected future financial performance;
•	expectations regarding our operating expenses;
•	ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress;
•	future adjustments to the conversion price of our Series F Preferred Stock and to the exercise price of the warrants issued in our March 2013 private placement;
•	ability to anticipate market needs or develop new or enhanced products to meet those needs;
•	ability to expand into other sectors of the storage market, beyond protection storage;
•	expectations regarding market acceptance of our products;
•	ability to compete in our industry and innovation by our competitors;
•	ability to protect our confidential information and intellectual property rights;
•	ability to successfully identify and manage any potential acquisitions;
•	ability to manage expansion into international markets;
•	ability to remediate any material weakness in our internal controls identified by our independent registered public accounting firm;
•	ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
•	ability to recruit and retain qualified sales, technical and other key personnel;
•	ability to obtain additional financing; and
•	ability to manage growth.

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

Product Focus

We are a global provider of data storage solutions. Through the innovative use of new technologies, we deliver customer-driven solutions that enable proactive data protection, advanced data preservation, optimized performance and significant cost-savings over current solutions.

Crossroads’ StrongBox® is an enterprise-level network attached storage (“NAS”) solution built to simplify data access and provide the most cost-effective storage for unstructured data. With its intelligent storage management, StrongBox delivers embedded data protection for online, nearline, and archive storage needs

We deliver our current offerings to the market as software and hardware appliances. This strategy allows us to use off-the-shelf hardware platforms, which can easily be customized to support specific original equipment manufacturer (OEM) or system integrator (SI) specifications. We believe this strategy provides us with low-cost, high performance options that can be quickly deployed with minimal disruption to customers while minimizing inventory and associated excess and obsolete costs.

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We mainly sell these products through a network of OEMs, SIs value-added resellers (VARs), and other strategic partners.

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property, or IP, licensees with go-forward royalties derived from the ‘972 patent family. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 50 leading storage industry companies. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our patents. Historically, these cases have generally been settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the fiscal first quarter ended January 31, 2015 was $0.2 million, or approximately 9.4% of revenues.

In July 2013, we entered into a loan transaction with Fortress Credit Co LLC that was later assigned to CF DB EZ LLC, each an affiliate of Fortress Investment Group LLC, which included the formation of a partnership controlled by Fortress to which we assigned all of our existing and issued patents and applications other than our patents in the ’972 family. This partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents, but we are unable to predict at this time when or if such efforts may commence or, if they do, whether they will be profitable. We also have the right, in connection with the repayment of the amounts due under the credit agreement and upon the payment of a pre-determined premium of $2 million (20% of the amount Fortress loaned to us), to buy out the Fortress partnership interest and return all of the rights to the assigned non-’972 patent rights to ourselves. We intend to periodically monitor and assess the viability and the value to us of such a buyout.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 47 employees as of January 31, 2015, and 52 employees as of January 31, 2014. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

During November 2014, the FASB issued ASU 2014-16 Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”).  ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  These changes are not expected to have a material impact on the its consolidated financial statements.  This could impact the accounting for future hybrid financial instruments issued by us.

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2014 Form 10-K.

Results of Operations

Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

Revenue.   Total revenue decreased $1.9 million, or 47.4%, to $2.2 million for the three months ended January 31, 2015 from $4.1 million for the three months ended January 31, 2014.

Product revenues for the three months ended January 31, 2015 decreased $0.3 million, or 29.9%, to $0.9 million compared with $1.2 million for the three months ended January 31, 2014 due primarily to a decrease in revenue from our OEM SPHiNX product of $0.2 million, as they are moving this product to their new platform. Additionally, StrongBox revenue decreased $0.2 million, resulting from lower StrongBox shipments in Europe, partially offset by an increase in RVA revenue in Europe of $0.1 million.

IP license, royalty and other revenue consists of the following for the three months ended January 31, 2015 and 2014:

	Three months ended January 31,
	2015	2014
	(unaudited)
IP license revenue	$204	$1,078
HP royalty and post contract service revenue	748	972
Post contract service and other service revenue (non-HP)	357	845
IP license, royalty and other revenue	$1,309	$2,895

IP license, royalty and other revenues for the three months ended January 31, 2015 decreased $1.6 million, or 54.8%, to $1.3 million compared with $2.9 million for the three months ended January 31, 2014.

IP license revenue decreased $0.9 million as a result of decreased ongoing royalties from certain licensees for the three months ended January 31, 2015. HP royalty and post contract support (PCS) service revenue decreased $0.2 million for the three months ended January 31, 2015, due to decreasing royalties for legacy router shipments, and reduced support for our SPHiNX product which HP is actively moving to their new platform. PCS and other service revenue (non-HP) decreased $0.5 million for the three months ended January 31, 2015 due to the first quarter of 2014 including a payment of $0.6 million from Iron Mountain for development services. This decrease was offset by an increase in maintenance agreements from new customers.

Cost of Revenue.   Cost of revenue remained consistent at $0.6 million for the three months ended January 31, 2015 and 2014 respectively. Product costs for the three months ended January 31, 2015 increased $0.1 million, or 19.5%, to $0.3 million for the three months ended January 31, 2015 from $0.2 million for the three months ended January 31, 2014 due to higher costs on our new Strongbox offering that includes third party equipment. IP license, royalty and other costs decreased $0.1 million, or 19.1% for the three months ended January 31, 2015 to $0.3 million from $0.4 million for the three months ended January 31, 2014, due to a reduction in IP revenue.

Sales and Marketing.   Sales and marketing expenses decreased $0.1 million, or 17.6%, to $0.9 million for the three months ended January 31, 2015 from $1.0 million for the three months ended January 31, 2014. This decrease was primarily due to decreased payroll, benefits, and stock-based compensation expenses of approximately $0.1 million, as a result of a year over year headcount reduction in the sales and marketing departments.

Research and Development.    Research and development expenses decreased $0.1 million, or 10.1%, to $1.4 million for the three months ended January 31, 2015 from $1.5 million for the three months ended January 31, 2014. This decrease was due to decreased payroll, benefits, and stock based compensation expense of approximately $0.1 million, reduced equipment, depreciation and rental expense of $0.1 million, offset by an increase in patent renewal fees of approximately $0.1 million.

General and Administrative.  General and administrative expenses remained consistent at $1.3 million for the three months ended January 31, 2015 and 2014 respectively.

Gain on settlement.  Gain on settlement decreased $1.1 million, or 100.0%, for the three months ended January 31, 2015 from $1.1 million for the three months ended January 31, 2014. On December 19, 2013, we entered into a mutual agreement with Iron Mountain (IRM) to end a contract involving the development of a co-branded product. We received $1.6 million in connection with the terminated contract in the first quarter of fiscal year 2014. The year over year decrease was due to the bifurcation of the payment received from IRM, between amounts received for work performed on the development of the product, and a gain from settlement in the first quarter of 2014. We recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as a reduction in operating expenses.

Interest expense.  Interest expense decreased $0.1 million, or 47.8%, to $0.1 million for the three months ended January 31, 2015 from $0.2 million for the three months ended January 31, 2014. The decrease was due to lower average outstanding debt during the first quarter of 2015 compared to the first quarter of 2014.

Amortization of debt discount and issuance costs.  Amortization of debt discount and issuance costs expense decreased $0.1 million, or 35.4%, to $0.2 million for the three months ended January 31, 2015 from $0.3 million for the three months ended January 31, 2014. The amortization relates to the borrowings drawn from Fortress during 2013, and the decrease is due to the reduced calculated amortization based on lower average outstanding balances of Fortress debt.

Change in value of derivative liability.  The change in value of derivative liability was an expense of $3.4 million for the three months ended January 31, 2014, and $0 for fiscal first quarter of 2015. The change is the periodic revaluation of the warrants issued in connection with the Series F preferred shares sold during fiscal year 2013. The full ratchet anti-dilution provisions expired and the warrants have been reclassified back to permanent stockholders' equity. Therefore, the derivative liability associated with the warrants has been removed and no longer affects the statement of operations.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations, our working capital needs, and the repayment of our line of credit from Fortress. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash and cash equivalents provided by operations (including IP licensing) and customer reimbursed expenses, proceeds from the sale of our common stock or preferred stock, debt instruments, and exercises of options or warrants. Expected revenue from our StrongBox product has been slower to materialize than expected, due in part to its longer selling cycle and in part to the time required to establish and train an effective network of sales partners. We may require additional capital from equity or debt financings to fund our operations or respond to strategic opportunities.

The following table summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Three Months Ended January 31,
	2015	2014

Net cash used in operating activities	$(1,457)	$(65)
Net cash used in investing activities	(24)	(9)
Net cash provided by financing activities	5,016	280
Change in cash and cash equivalents	3,496	203
Cash, cash equivalents, and restricted cash, end of period	8,442	7,998

Net cash used in operating activities increased $1.4 million from $0.1 million for the three months ended January 31, 2014 to $1.5 million for the three months ended January 31, 2015. This increase was mainly due to the decrease in sales resulting in a gross profit decrease of $1.9 million from January 31, 2014 to January 31, 2015. The decrease in gross profit was partially offset by a decrease of $0.3 million in total operating expenses, a decrease in stock-based compensation of $0.2 million and a decrease in depreciation of $0.1 million from January 31, 2014 to January 31, 2015. This increased cash use was also due to an increase in inventory purchases of $0.1 million.

Cash flows from investing activities primarily relate to capital expenditures to support our employees and our capital needs in our research and development efforts. Net cash used by investing activities was approximately $24,000 for the three months ended January 31, 2015 compared to $9,000 in cash used by investing activities during the three months ended January 31, 2014. In the three months ended January 31, 2015, and 2014, cash used was related to the purchase of property and equipment.

Cash flows provided by financing activities for the three months ended January 31, 2015 was $5.0 million. Proceeds from the sale of common stock, and exercise of options amounted to approximately $6.0 million, offset by the repayment of debt of $1.0 million. Cash provided by financing activities for the three months ended January 31, 2014 was $0.3 million, primarily from the sale of common stock, and exercise of options of $0.5 million, offset by the repayment of debt of $0.2 million.

Financing Arrangements

Fortress Loan Transaction and Related Warrants. Effective July 22, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (such affiliates collectively, “Fortress”) that provides for aggregate term loan commitments of up to $10.0 million, consisting of a term loan A (“Term Loan A”) in the principal amount of $5.0 million and a term loan B (“Term Loan B” and, together with Term Loan A, the “Term Loans”) in the principal amount of $5.0 million. We drew down the full $10.0 million of both Term Loans on July 24, 2013. The obligations under the Credit Agreement are secured by, among other things, substantially all of our assets. In connection with our entry into this loan transaction with Fortress, we transferred 109 pending or granted non-’972 patents, which constitute substantially all of our patents other than those relating to our ’972 patent family, to a limited partnership of which we are a limited partner and of which an affiliate of Fortress is the general partner. The limited partnership concurrently provided us with a non-exclusive license to the assigned non-’972 patent rights for the life of such patents, subject to earlier termination if we undergo an insolvency event.

Term Loan A will mature on July 22, 2016 and Term Loan B will mature on February 1, 2016. The outstanding principal balance of the Term Loans bear interest at 10.0% per annum. Term Loan A required payments of interest only until August 1, 2014, with the principal to be repaid in 24 equal monthly payments beginning on that date together with accrued interest. Term Loan B required payments of interest only for the first six months after it was initially drawn, with the principal to be repaid in 24 equal monthly payments beginning on the first day of the month that is seven months after the date Term Loan B was initially drawn, together with accrued interest. The Company may prepay all or any part of the Term Loans at any time but would need to pay 2.8%% of the original amount loaned upon repayment in entirety of the loans.

Under the Credit Agreement, we are subject to certain customary affirmative covenants, including, but not limited to, our obligations to deliver financial statements to Fortress, provide certain information and notices to Fortress, discharge all taxes, maintain good standing and governmental authorizations, maintain its properties and maintain insurance. Crossroads Systems (Texas), Inc., our wholly owned subsidiary (“Crossroads Texas”), and the limited partnership described above are also subject to certain customary negative covenants, including, but not limited to, limitations on dispositions, changes in the nature of business, mergers or acquisitions, distributions, investments and transactions with affiliates.

The Credit Agreement also contains certain covenants that generally protect the collateral granted to Fortress and the patents and patent rights of ours, Crossroads Texas and the limited partnership. We are also subject to certain financial covenants, including (i) a requirement to maintain a minimum of $1,500,000 of unrestricted cash at each month end; (ii) a prohibition on making any cash dividend payments or distributions to any of its equity security holders other than dividends payable with respect to our presently issued and outstanding 5.0% Series F Convertible Preferred Stock (described below) and any additional shares of preferred stock issued pursuant to the transaction documents currently in effect pursuant to which the presently issued and outstanding shares of 5.0% Series F Convertible Preferred Stock were issued; and (iii) a prohibition on incurring other indebtedness without Fortress’s prior written consent or as provided in the Credit Agreement.

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

The Credit Agreement also contains customary representations and warranties by us to Fortress and customary indemnification provisions.

As a condition to and in connection with the Credit Agreement, we issued the Fortress Warrant, pursuant to which Fortress is entitled to purchase 1,454,545 shares of our common stock. The Fortress Warrant is exercisable and will expire on the seventh anniversary of the effective date of the Fortress transactions. These warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if we issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrants, which is initially $2.0625 per share, then the exercise price of the warrants will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share we received for the new issue or deemed issue of the additional shares of common stock. In January 2014, we and the warrantholder agreed to amend the warrant to remove this full-ratchet anti-dilution provision.

Private Placements.

On March 22, 2013, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses.

Each unit consists of one share of 5.0% Series F convertible preferred stock (“the “Series F Preferred Stock”), par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The warrants were valued using the Black-Scholes pricing model at approximately $2,284,000 which resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000. This amount was recorded as a deemed dividend.

The Series F Preferred Stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes for issuance up to 4,500,000 shares of Series F Preferred Stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of Series F Preferred Stock to convert the Series F Preferred Stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to us. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director. As of the date hereof, 78% of the aggregate number of shares of Sub-Series F-1 are outstanding, as a remainder have been voluntarily converted into common stock at the option of the holders. Therefore, the holders of Sub-Series F-1 shares are entitled to elect one director to our Board of Directors. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. The holders of shares of the c Series F Preferred Stock are entitled to a liquidation preference equal to the original issuance price plus accrued and unpaid dividends.

The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). The Series F Preferred Stock previously included an anti-dilution provision that would adjust the conversion price of the Series F Preferred Stock to the issue price of any equity securities we issued at a price less than $2.0625 per share, subject to certain exceptions. This type of provision is commonly referred to as a “full-ratchet” anti-dilution provision. This “full-ratchet” provision is no longer in effect as it was removed from the Certificate of Designation on March 14, 2014 by the requisite approval of the holders of shares of our common stock and Series F Preferred Stock. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the Series F Preferred Stock shares are accounted for net, outside of stockholder’s equity and warrants may be accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect, which could have a significant impact on our financial statements. Upon the expiration of the full ratchet anti-dilution provisions in March 2014, we reclassified the preferred stock and warrants to permanent stockholders' equity.

The Series F warrants are accounted for as a liability at their fair value of $0.8 million as of October 31, 2013. The value of the derivative warrant liability was re-measured at each reporting period with changes in fair value recorded as earnings. We engaged an independent company to value its derivative liability and perform re-measurements. To derive an estimate of the fair value of these warrants, a dynamic Black Scholes formula is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relied upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the Series F Preferred Stock shares were redeemed, any redemption price in excess of the carrying amount of the Series F Preferred Stock would be treated as a dividend.

The warrants are exercisable six months after the closing date of the issuance, and expire March 22, 2018.

Dividends on the Series F Preferred Stock accrue at an annual rate of 5.0% of the original issue price and are payable on a semi-annual basis. The Series F Preferred Stock ranks senior to the common stock and each other class or our capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. Pursuant to a registration rights agreement entered into with the purchasers of the Series F Preferred Stock, in the event that a registration statement for the resale of the common stock underlying the Series F Preferred Stock and March 2013 warrants is not declared effective prior to July 26, 2013 (120 days from the closing of the March 2013 private placement), then the rate at which dividends accrue on our Series F Preferred Stock will be increased to an annual rate of 12.0% from that date until such time as a registration statement is declared effective, at which time the dividend rate will revert to an annual rate of 5.0%. Our registration statement was not declared effective by July 26, 2013, and as a result the dividend rate on the Series F Preferred Stock at present increased to an annual rate of 12.0% until September 19, 2013, when that registration statement was declared effective. We may elect to satisfy our obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof, in our discretion.

On March 31, 2014, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 1,986,622 units, at a purchase price of $2.2565 per unit for net proceeds of approximately $4.5 million before expenses. Affiliates of Lone Star Value Management, LLC, of which our Chairman serves as a managing member, purchased approximately $2.9 million of Units. Roth Capital Partners acted as our financial advisor in the transaction, which was negotiated and approved by a special committee of the Board of Directors. We did not engage a placement agent in connection with the Private Placement, and therefore paid no commissions.

Each Unit consists of one share of our Common Stock, par value $0.001 per share, and warrants to purchase one-half of a share of Common Stock, at a weighted average exercise price of $2.45 per whole share.

2015 Common Stock Offering

On January 27, 2015 we sold 3,071,739 units at $2.30 per unit for gross proceeds of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.5 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 2.5 years.  The warrants are exercisable upon the six-month anniversary of issue, and expire January 31, 2020. As of January 31, 2015, there were 1,658,760 warrants outstanding. We will use the net proceeds of this offering for general working capital purposes.

Recent Accounting Pronouncements

During November 2014, the FASB issued ASU 2014-16 Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”).  ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  These changes are not expected to have a material impact on the its consolidated financial statements.  This could impact the accounting for future hybrid financial instruments issued by the Company.

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

Patent Litigation Proceedings

We have a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

•	Markman hearing” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether a finding of infringement and validity are made by the Court or by the jury at trial.
•	An “Inter Partes Review” (IPR) is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during Inter Partes Review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on our patent rights. An IPR, if granted, is typically a twelve-to eighteen-month process.

Crossroads v. Dot Hill

On September 11, 2013 we filed a lawsuit against Dot Hill Systems Corp. (Civil Action No. 1:13-CV-800-SS) in the United States District Court for the Western District of Texas in Austin Texas alleging breach of the Amended Settlement and License Agreement dated June 27, 2006 between us and Dot Hill for failure to make royalty payments on licensed products, and alternatively for patent infringement. On June 28, 2006 a settlement of their disputes involving the ‘972 patent family was announced in which Dot Hill paid us $3.35 million for alleged past damages and agreed to pay ongoing royalties at specified rates. In the announcement, a third party was to also pay us an additional $7.15 million. In the breach of contract action on November 4, 2013, Dot Hill filed a motion to dismiss all claims but the Court denied that motion. On May 2, 2014, Dot Hill filed a motion requesting summary judgment that the accused products were licensed under the asserted patents. In response, we requested permission to take discovery on the issues and that motion was granted. We also moved for summary judgment that infringing products were sold for which payment was due. On August 4, 2014, the Court issued a ruling that granted in part and denied in part each party’s request for summary judgment finding issues of fact existed. The case is still pending. While we believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter, Dot Hill has counterclaimed that each of the patents that we allege they infringe is invalid and/or unenforceable. An adverse ruling could result in the invalidation, unenforceability or limitation of all of some our patent rights. The Markman hearing for this case occurred October 6 and 7, 2014. On February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims and the parties will file any objections to those recommendations shortly. Dot Hill recently filed a motion to stay the litigation and moved to join two existing IPR proceedings previously filed against us by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum). In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, we might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement.

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

 During the time we were pursing the many infringers of the ‘972 patent family, we also undertook efforts to put companies with potentially infringing products on notice and gave them the opportunity to license our proprietary technology. For example, NetApp was first given notice of potential infringement in 2004. Cisco was first given notice of potential infringement in 2002. Quantum has been on notice of its potential infringement since 2006. Oracle acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by us throughout the years to negotiate licenses to the ‘972 patent family, these companies refused and left us with no choice but to resort to litigation. We believe these companies (and companies they have acquired) have been illegally using our proprietary technology for years and that the potential compensatory damages could be in excess of 200 million dollars which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and we can provide no guarantees of success, we believe the infringement by most of these companies has been prolonged and potentially willful.

On May 7, 2014 these cases and the Dot Hill case were consolidated for purposes of discovery and a Markman hearing occurred on October 6 and 7, 2014. On December 19, 2014 the parties completed all briefing to the Court on those issues. On February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims and the parties will file any objections to those recommendations shortly. Following a determination by the Court on the meaning of the claim terms the Court will set a schedule for a trial ready date and the parties will continue to prepare the cases for trial.

In retaliation for the lawsuits brought by us, these parties are seeking inter partes review of the patents asserted in these lawsuits in a total of twelve petitions before the U.S. Patent Office challenging the validity of the patents asserted by us in the lawsuits (despite the prior re-examination). Oracle and Huawei are parties in four IPR petitions filed at the U.S. Patent Office, NetApp is a party to nine of the IPR petitions and Quantum is a party to three of the IPR petitions. Eight of the twelve petitions to the U.S. Patent Office were filed only months after we filed lawsuits against these parties and years after they were made aware of their potential infringement. As of February 24, 2105, the USPTO had denied two of the petitions, granted four of the petitions, and will issue rulings on two pending petitions within 30 days. Four of the petitions were filed relatively recently, only after the USPTO had denied two of the petitions. If the patents are found partially or entirely invalid during these IPR proceedings, we might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement. We believe it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents.

In addition to seeking IPR proceedings, each of the defendants in the lawsuits filed by us described above has counterclaimed that each of the patents that we allege they infringe is invalid and/or unenforceable. An adverse ruling in any of these cases could result in the invalidation, unenforceability or limitation of all of some our patent rights.

Quantum v. Crossroads

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that our StrongBox product infringes a patent owned by Quantum. This lawsuit was filed only months after we filed our lawsuit claiming infringement against Quantum of Crossroads’ patents. We believe we have meritorious legal positions and will represent our interest vigorously in this matter. We have filed a motion to transfer this case to the Western District of Texas and that motion is pending before the court. If Quantum is successful in this lawsuit, it could result in us not having all of the patent rights necessary to conduct our business. In addition, Quantum has threatened to file additional IPR proceedings against other, as yet unidentified, non-‘972 patents. If Quantum does files any such proceedings, and Quantum is successful in any of those proceedings, it could adversely affect our patent rights and result in us not having all of the patent rights necessary to conduct our business.

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

In January 2015, we issued an aggregate of 117,577 shares of common stock as a dividend to the holders of its Series F Preferred Stock.

The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), as under applicable Securities and Exchange Commission guidance, the issuance did not constitute a “sale” within the meaning of Section 2(a)(3) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
1.1	Placement Agency Agreement, dated January 27, 2015, by and among Crossroads Systems, Inc., Roth Capital Partners, LLC and Northland Securities, Inc. (incorporated by reference to Exhibit 1.1 to our Form 8-K filed January 27, 2015)

4.1	Form of Common Stock Purchase Warrant in favor of the Holders in the January 2015 registered direct offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed January 27, 2015)

4.2	Form of Common Stock Purchase Warrant in favor of the Placement Agents in the January 2015 registered direct offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed January 27, 2015)

10.1	Form of Subscription Agreement by and among Crossroads Systems, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 27, 2015)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

March 11, 2015	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

March 11, 2015	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

