Form 10-Q
period 2015-04-30
CROSSROADS SYSTEMS INC
filed 2015-06-12
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2015

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

As of June 12, 2015 Registrant had outstanding 19,398,345 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED April 30, 2015

PART I -        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,	October 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,780	$4,676
Restricted cash	270	270

Total cash, cash equivalents and restricted cash	5,050	4,946

Accounts receivable, net of allowance for doubtful accounts of $8 and $151, respectively	1,691	2,252
Inventory	513	357
Prepaid expenses and other current assets	518	798

Total current assets	7,772	8,353

Property and equipment, net	608	440
Other assets	87	63

Total assets	$8,467	$8,856

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,352	$1,443
Accrued expenses	1,706	1,397
Deferred revenue, current portion	1,060	1,032
Current portion of long term debt, net of debt discount	2,772	3,160

Total current liabilities	6,890	7,032

Long term debt, net of current portion and debt discount	357	1,651
Long term portion of deferred revenue, net of current portion	511	423

Commitments and contingencies (See Note 7)	-	-

Stockholders' equity (deficit):
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 3,041,257 and 3,318,197 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 75,000,000 shares authorized, 19,398,345 and 15,831,810 shares issued and outstanding, respectively	19	16
Additional paid-in capital	233,174	226,208
Accumulated other comprehensive loss	(79)	(60)
Accumulated deficit	(232,408)	(226,417)

Total stockholders' equity (deficit)	709	(250)

Total liabilities and stockholders' equity	$8,467	$8,856

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Revenue:
Product	$584	$1,096	$1,446	$2,326
IP license, royalty and other	1,137	1,199	2,445	4,094

Total revenue	1,721	2,295	3,891	6,420

Cost of revenue:
Product	220	204	502	440
IP license, royalty and other	206	256	517	639

Total cost of revenue	426	460	1,019	1,079

Gross profit	1,295	1,835	2,872	5,341

Operating expenses:
Sales and marketing	808	939	1,658	1,971
Research and development	1,173	1,517	2,549	3,048
General and administrative	2,553	1,180	3,880	2,518

Total operating expenses	4,534	3,636	8,087	7,537

Loss from operations	(3,239)	(1,801)	(5,215)	(2,196)

Gain on settlement	-	-	-	1,050

Loss before other expenses	(3,239)	(1,801)	(5,215)	(1,146)

Other expense:
Interest expense	(98)	(232)	(226)	(477)
Amortization of debt discount and issuance costs	(179)	(325)	(400)	(667)
Change in value of derivative liability	-	635	-	(2,765)
Other income	-	(18)	19	(18)

Net loss	$(3,516)	$(1,741)	$(5,822)	$(5,073)

Dividends attributable to preferred stock	$(72)	$(93)	$(156)	$(248)
Net loss available to common stockholders, basic and diluted	$(3,588)	$(1,834)	$(5,978)	$(5,321)
Net loss per share available to common stockholders, basic and diluted	$(0.19)	$(0.14)	$(0.34)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted	19,286,525	13,577,795	17,584,841	12,963,235

See accompanying notes to the condensed consolidated financial statements.

4

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Net loss	$(3,516)	$(1,741)	$(5,822)	$(5,073)

Other comprehensive income:
Foreign currency translation adjustments	(11)	2	(19)	3

Comprehensive loss	$(3,527)	$(1,739)	$(5,841)	$(5,070)

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	April 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(5,822)	$(5,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	220	380
Loss on change in value of derivative liability	-	2,765
Amortization of debt discount	400	667
Gain on disposal of property and equipment	-	(15)
Stock-based compensation	536	1,008
Provision for doubtful accounts receivable	67	4
Changes in assets and liabilities:
Accounts receivable	468	284
Inventory	(167)	8
Prepaid expenses and other assets	147	34
Accounts payable	(80)	(277)
Accrued expenses	316	(1,150)
Deferred revenue	175	42
Net cash used in operating activities	(3,740)	(1,323)
Cash flows from investing activities:
Purchase of property and equipment	(146)	(56)
Proceeds from sale of property and equipment	-	15
Net cash used in investing activities	(146)	(41)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	6,013	5,123
Repayment of debt	(1,973)	(833)
Net cash provided by financing activities	4,040	4,290

Effect of foreign exchange rate on cash and cash equivalents	(50)	2
Change in cash and cash equivalents	104	2,928
Cash and cash equivalents, beginning of period	4,946	7,795
Cash, cash equivalents, and restricted cash end of period	$5,050	$10,723

Supplemental disclosure of cash flow information:

Cash paid for interest	$227	$492
Cash paid for income taxes	$1	$1

Supplemental disclosure of non cash financing activities:
Conversion of preferred stock to common stock	$418	$674
Common stock dividends issued to preferred shareholders	$169	$366
Warrants issued with private placement stock	$1,893	$-
Conversion of derivative liability to equity	$-	$3,537
Lease incentive received, non-cash addition to fixed assets	$243	$-

See accompanying notes to the consolidated financial statements.

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. and its wholly-owned subsidiaries (“Crossroads” or the “Company”).   Crossroads, a Delaware corporation, is a global provider of data storage solutions. Founded in 1996 and based in Austin, Texas, Crossroads develops technology and products that address specific IT challenges, such as cost-effectively storing and protecting business-critical data.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, and proceeds from the sale of common and preferred stock will be sufficient to fund the anticipated operations for the next 12 months.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

The investment in KIP CR P1 LP (which we refer to as the “partnership” (see Note 6)), of which the Company is a limited partner and of which an affiliate of Fortress (as defined in Note 6) is the general partner, is accounted for using the equity method. The current investment balance is nominal at April 30, 2015.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Derivative Liabilities

The Company, in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, accounted for the Series F Preferred Stock (as defined in Note 8), outside of stockholder’s equity and warrants, as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect.

The Series F warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings. To derive an estimate of the fair value of these warrants, a dynamic Black Scholes Merton formula is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the Series F Preferred Stock is redeemed, any redemption price in excess of the carrying amount of the Series F Preferred Stock will be treated as a dividend.

Contracts to Modify or Customize Products

The Company periodically enters into contracts with certain customers to significantly modify or customize products. In accounting for such arrangements, the Company first looks to the guidance in FASB ASC Subtopic 985-605, Software - Revenue Recognition (“ASC 985-605”), and then ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to determine the appropriate accounting elements in the arrangement.  The Company then considers the appropriate recognition model for each accounting element based on the nature of the element and applies the guidance in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, ASC Subtopic 985-60, ASC Subtopic 605-15, Revenue Recognition – Products, or ASC Subtopic 605-20, Revenue Recognition – Services, as applicable.  Amounts allocated to the modification/customization service element are evaluated for classification in the consolidated statement of operations as either revenue or reduction of research and development expense based on the following considerations: whether and in what circumstances the consideration received is refundable, ownership of the final product and intellectual property rights to develop the product, and exclusivity of the final product.

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 13,411,599 and 12,811,794 for the six months ended April 30, 2015 and 2014, respectively. The dilutive common stock equivalents for the six months ended April 30, 2015 include warrants to purchase 7,085,424 shares of common stock, 3,041,257 shares of preferred stock, which are excluded until converted to common shares (Note 8), and stock options to purchase 3,284,918 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net income, preferred dividends paid and accrued of $0.1 and $0.2 million for the three and six months ended April 30, 2015, respectively.

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

As of April 30, 2015, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of April 30, 2015 and October 31, 2014, the Company held no investments.

3.	INVENTORY

Inventory, net consists of the following (in thousands):

	April 30,	October 31,
	2015	2014

Raw materials	$248	$186
Finished goods	265	171
	$513	$357

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		April 30,	October 31,
	Life (years)	2015	2014

Equipment	1-3	$16,658	$16,635
Furniture and fixtures	5	633	634
Leasehold improvements	5	934	576
		18,225	17,845
Less: Accumulated depreciation		(17,617)	(17,405)
		$608	$440

Depreciation expense was approximately $220,000 and $380,000 for the six months ended April 30, 2015 and 2014, respectively.

5.	ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	April 30,	October 31,
	2015	2014

Professional services	$949	$394
Payroll related	455	846
Deferred rent	196	-
Warranty reserve	10	48
Other	96	109
	$1,706	$1,397

Included in payroll related accrued expenses as of October 31, 2014 was $451,000 related to bonus compensation, $301,000 of which was settled with 117,577 shares of common stock in the first quarter of 2015.

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2014 and six months ended April 30, 2015 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2014 Warranty reserve	$41	$31	$(24)	$48

Six months ended April 30, 2015 Warranty reserve	$48	$25	$(63)	$10

Deferred revenue, current portion, consists of the following (in thousands):

	April 30,	October 31,
	2015	2014

Product	$67	$-
Services	993	1,032
	$1,060	$1,032

6.	LINE OF CREDIT AND LONG TERM LIABILITIES

Effective July 22, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Fortress Credit Co. LLC, an affiliate of Fortress Investment Group LLC (collectively referred to as “Fortress”) that provided for aggregate term loan commitments of up to $10.0 million. The Credit Agreement consisted of a Term Loan A in the principal amount of $5.0 million, maturing on July 22, 2016 and bearing no interest for the first 12 months, and a Term Loan B in the principal amount of $5.0 million, maturing on February 1, 2016 and bearing no interest for the first six months. The Company drew down the full $10.0 on Term Loan A and Term Loan B (collectively referred to as the Fortress Term Loans) on July 24, 2013. The Fortress Term Loans accrue interest at 10% annually after the interest free period and interest is due monthly in arrears. The Company will begin making principal payments on Term Loan A in July 2014. The proceeds from the Fortress Term Loans were used to pay off the Company’s outstanding revolving credit and term loan with Silicon Valley Bank.

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

In addition, the Company also transferred substantially all of its patents, other than its ’972 patent family, to a limited partnership KIP CR P1 LP of which the Company is a limited partner and of which an affiliate of Fortress is the general partner. The partnership now controls 129 pending or granted non-’972 patents. There was no licensing activity associated with these patents. The general partner cannot be removed without the consent of Fortress. The Company accounts for the investment in the partnership on a consolidated basis using the equity method of accounting.

In conjunction with the Credit Agreement, the Company agreed to certain financial covenants. The Company is required to maintain a minimum of $1.5 million of unrestricted cash at each month end and the Company is restricted from making certain cash distributions to equity security holders or from incurring additional indebtedness without prior written consent from Fortress. The Company has also agreed to certain reporting covenants and must supply monthly financial statements to Fortress within 30 days of the end of each month.

The Fortress Warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if the Company issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrants, which is initially $2.0625 per share, then the exercise price of the Fortress Warrants will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share the Company received for the new issue or deemed issue of the additional shares of common stock. In January 2014, the Company and the warrant holder agreed to amend the Fortress Warrant to remove this full-ratchet anti-dilution provision.

As of April 30, 2015, the outstanding principal of the Credit Agreement was $3.4 million.

The principal balance and carrying value to Fortress is as follows (in thousands):

	April 30,	October 31,
	2015	2014

Principal balance Fortress Term Loans	$3,356	$5,327
Unaccreted debt discount	(227)	(516)
Net carrying value due Fortress	3,129	4,811
Less current portion	(2,772)	(3,160)
Long term portion	$357	$1,651

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through March 31, 2020. Rental expense under these agreements was approximately $188,000 and $191,000 for the six months ended April 30, 2015 and 2014, respectively. Crossroads leases approximately 37,800 square feet of general office, laboratory, data center and administrative space at its headquarters in Austin, Texas. The original lease was effective October 31, 2005 and was extended in accordance with an extension agreement through February 28, 2015. On May 2, 2014, the lease was amended, extending the lease through March 31, 2020, and reducing the space leased to 16,200 square feet. The minimum lease commitments represent approximately $244,000 per year through the lease term.

Legal Proceedings

Intellectual Property Litigation

The Company has a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

A “Markman hearing” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether findings of infringement and validity are made by the Court or by the jury at trial. The earliest the Company expects a ruling on any Markman hearing is approximately five months after the hearing.

An “Inter Partes Review” or “IPR”, is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes Review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on the Company’s patent rights. Inter partes review, if granted, is typically a twelve- to eighteen-month process.

Crossroads v. Dot Hill

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims. Dot Hill filed a motion to stay the litigation and moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below). In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement.

Crossroads v. Oracle, Huawei, Cisco, NetApp and Quantum

These related cases were filed on October 7, 2013, November 26, 2013, and February 18, 2014 in the United States District Court for the Western District of Texas alleging infringement by these parties of one or more patents in the ‘972 patent family. The asserted patents (6,425,035, 7,934,041, 7,987,311 and 7,051,147) were subject to a re-examination of the patents conducted in 2005-2006 by the United States Patent and Trademark Office (the “U.S. Patent Office”) or were issued after the re-examination.

During the time Crossroads was pursuing the potential infringers of the ‘972 patent family, the Company put companies with potentially infringing products on notice and gave them the opportunity to license the Company’s proprietary technology. For example, NetApp was first given notice of potential infringement in 2004. Cisco was first given notice of potential infringement in 2002. Quantum has been on notice of its potential infringement since 2006. Oracle acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by Crossroads throughout the years to negotiate licenses to the ‘972 patent family, these companies refused and left Crossroads with no alternatives to litigation. Crossroads believes these companies (and companies they have acquired) have been illegally using Crossroads’ proprietary technology for years and that the potential compensatory damages could be in excess of $200 million, which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and the Company can provide no guarantees of success, the Company believes the infringement by most of these companies has been prolonged and potentially willful.

On May 7, 2014, these cases and the Dot Hill case were consolidated for purposes of discovery and a Markman hearing occurred on October 6 and 7, 2014. On December 19, 2014 the parties completed all briefing to the Court on those issues. The special master made a recommendation to the Court regarding claim construction on February 23, 2015. Following a determination by the Court on the meaning of the claim terms, the Court will set a schedule for a trial ready date and the parties will continue to prepare the cases for trial.

In response to the lawsuits brought by Crossroads, these parties have so far sought inter partes review of the patents asserted in these lawsuits in a total of nineteen petitions before the U.S. Patent Office challenging the validity of the patents asserted by the Company in the lawsuits (despite the prior re-examination). The U.S. Patent Office has instituted review of six petitions, denied review of two petitions, with decisions on eleven petitions still pending. Oracle is a party in ten petitions; Huawei is a party in three petitions; NetApp is a party in eight petitions; Cisco and Quantum are parties to three petitions; and Dot Hill is a party to two petitions. The first of the petitions were filed only months after Crossroads filed lawsuits against these parties and years after they were made aware of their potential infringement. If the patents are found partially or entirely invalid during these inter partes review proceedings, Crossroads might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement. Crossroads believes it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. Based on the current schedule set by the U.S. Patent Office, Crossroads expects a final decision in the six instituted proceedings by March 17, 2016.

The Company filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. (collectively, “Huawei”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims. Huawei is also a party to three petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Huawei. Crossroads filed its Patent Owner’s Responses on May 26, 2015 laying out the arguments regarding the validity of the patents in those proceedings. The Oral Hearing in those proceedings is scheduled for October 30, 2015. Based on the IPRs, Huawei filed a motion to stay the litigation. In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Huawei, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims. Oracle is also a party to nine petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Net App. The U.S. Patent Office has granted three of those petitions, and with respect to those petitions. Crossroads filed its Patent Owner’s Responses on May 26, 2015 laying out the arguments regarding the validity of the patents in those three granted proceedings. For those three proceedings, the Oral Hearing is scheduled for October 30, 2015.  The remaining six petitions were filed relatively recently and Crossroads is preparing its Preliminary Owner’s Response to those four petitions. Based on the IPRs, Oracle filed a motion to stay the litigation. In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims. Cisco is also a party to three petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Cisco. Crossroads filed its Patent Owner’s Responses on May 26, 2015 laying out the arguments regarding the validity of the patents in those proceedings. The Oral Hearing in that proceeding is scheduled for October 30, 2015. Based on the IPRs, Cisco filed a motion to stay the litigation. In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims and the parties will file any objections to those recommendations shortly. Following a final determination and order by the Court on the meaning of the claim terms, the Court will set a schedule for a trial ready date and the parties will prepare this case for trial. NetApp is also a party to seven petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against NetApp. The U.S. Patent Office has granted three of those petitions, and with respect to those petitions, Crossroads filed its Patent Owner’s Responses on May 26, 2015 laying out the arguments regarding the validity of the patents in those three granted proceedings. For those three proceedings, the Oral Hearing is scheduled for October 30, 2015. The remaining four petitions were filed relatively recently and Crossroads is preparing its Preliminary Owner’s Response to those four petitions. Based on the IPRs, NetApp filed a motion to stay the litigation. In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing is scheduled for October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims. Quantum is also a party to three petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Quantum. Crossroads filed its Patent Owner’s Responses on April 20, 2015 laying out the arguments regarding the validity of the patents in those proceedings. The Oral Hearing in those proceedings is scheduled for October 30, 2015. Based on the IPRs, Quantum filed a motion to stay the litigation. In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

Quantum v. Crossroads

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that the Company’s StrongBox product infringes a patent owned by Quantum. This lawsuit was filed only months after Crossroads filed its lawsuit against Quantum claiming infringement of Crossroads’ patents. The Company believes it has meritorious legal positions and will represent its interest vigorously in this matter. If Quantum is successful in this lawsuit, it could result in the Company not having all of the patent rights necessary to conduct the Company’s business. A scheduling order has been entered in this case. Trial is scheduled in February 2016. In addition, Quantum has threatened to file additional inter partes review proceedings against other, as yet unidentified, non-‘972 patents. If Quantum files any such proceedings, and Quantum is successful in any of those proceedings, it could adversely affect the Company’s patent rights and result in the Company not having all of the patent rights necessary to conduct the Company’s business.

NetApp v. Crossroads

NetApp has threatened to file three lawsuits against the Company alleging that the Company’s SPHiNX virtual tape library, StrongBox, and RVA products infringe three NetApp patents. If NetApp files any of these three lawsuits, and if NetApp is successful in any of those lawsuits, it could adversely affect the Company’s patent rights and result in us not having all of the patent rights necessary to conduct the Company’s business.

8. STOCKHOLDERS’ EQUITY

2010 Private Placement

On October 23, 2010 the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 1.47%, and expected term of 5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of April 30, 2015, there were 949,034 warrants outstanding.

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock (“Series F Preferred Stock”), par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants totaling $1,543,000 was initially allocated to additional paid in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000, of which was recorded as a deemed dividend.   Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The warrants were exercisable immediately upon issue, and expire March 22, 2018.   During the six months ended April 30, 2014, the Company issued 150,703 dividend common shares valued at approximately $366,000. During the six months ended April 30, 2015, the Company issued 67,781 dividend common shares valued at approximately $169,000. Accrued and unpaid dividends were valued at approximately $0.1 million as of April 30, 2015.

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

During the six months ended April 30, 2015, there were 276,940 shares of Series F Preferred Stock shares converted to common shares.

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

2013 Fortress Credit Agreement

On July 22, 2013 the Company issued warrants to purchase 1,454,545 shares of its common stock to Fortress at $2.0625 per share. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.   The Fortress Warrants were recorded at a fair value of $1,374,000 or $1.0625 per underlying warrant share.

The Fortress Warrants will expire on the seventh anniversary of the effective date of the Fortress transactions.

2014 Private Placement

On March 31, 2014, the Company sold 1,986,622 units at $2.2565 per unit for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 993,311 shares of common stock have a weighted average exercise price of $2.45 per share.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. As of April 30, 2015, there were 993,311 warrants outstanding.

2015 Common Stock Offering

On January 27, 2015, the Company sold 3,071,739 units at $2.30 per unit for gross proceeds to the Company of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4.0 years.  The warrants will be exercisable upon the six-month anniversary of issue, and expire January 31, 2020. As of April 30, 2015, there were 1,658,760 warrants outstanding.

The Company has the following common stock warrants outstanding at April 30, 2015:

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

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”).  As of April 30, 2015, options to purchase 368,563 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the Board of Directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 3,750,000 shares of Crossroads common stock may be awarded.  As of April 30, 2015, options to purchase 4,091,902 shares of common stock were granted from the 2010 Plan, of which 2,916,355 were outstanding. During the six months ended April 30, 2015 and 2014, common stock share grants of 117,577 and 66,081, respectively, were granted from the 2010 Plan.

As of April 30, 2015, options to purchase an aggregate of 3,284,918 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 2,289,845 were vested. Under the 2010 Plan, 58,756 shares of common stock were available for future grants as of April 30, 2015.  The shares of common stock reserved for future grant are reduced by 360,717 options previously exercised under the 2010 Plan, and 414,172 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. During 2015, the majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter until fully vested. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Six months ended April 30,
	2015	2014

Cost of revenue	$8	$21
Sales and marketing	81	232
Research and development	115	362
General and administrative	332	393
Total stock-based compensation	$536	$1,008

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

	Six months ended April 30,
	2015	2014

Expected dividend yield	0%	0%
Expected volatility	75 - 76%	73 - 79%
Risk-free interest rate	1.4 - 1.6%	1.4 - 1.7%
Expected term (years)	4 - 5	4 - 5

The following table summarizes information about stock option activity for the six months ended April 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding and expected to vest at October 31, 2014	3,104,067	$2.32	7.54	$2.4

Granted	284,479	$2.53
Forfeited	(71,130)	$3.42
Exercised	(32,498)	$1.52

Outstanding and expected to vest at April 30, 2015	3,284,918	$2.32	7.41	$1.5

Exercisable at April 30, 2015	2,289,845	$2.35	6.82	$1.2

The weighted average fair value per option granted during the six months ended April 30, 2015 and 2014 was $1.68 and $1.16, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended April 30, 2015 and 2014 was $35,000 and $217,000, respectively. During the six months ended April 30, 2015 and 2014, the amount of cash received from the exercise of stock options was $49,000 and $377,000, respectively.

The Company granted no options to non-employees during the six months ended April 31, 2015, and 10,000 options to non-employees with a fair value of approximately $14,000 during the six months ended April 30, 2014.

At April 30, 2015, there was approximately $0.6 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.9 years. There were 469,092 and 534,969 options that became vested during the six months ended April 30, 2015 and 2014, respectively, with the total fair value of these awards of approximately $661,000 and $684,000, respectively.

The following table shows information about outstanding stock options at April 30, 2015:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Shares	Remaining	Average		Average
Exercise Prices			Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	-	$1.48	506,768	8.09	$1.14	420,518	$1.13
$1.48	-	$1.54	450,000	8.56	$1.54	337,500	$1.54
$1.54	-	$2.04	321,720	5.24	$1.64	312,106	$1.63
$2.04	-	$2.10	819,888	8.12	$2.10	542,056	$2.10
$2.10	-	$2.56	416,227	9.26	$2.47	95,901	$2.37
$2.56	-	$3.98	333,578	6.94	$3.04	168,636	$3.30
$3.98	-	$7.20	436,737	4.26	$4.74	413,128	$4.73

$-	-	$7.20	3,284,918	7.41	$2.32	2,289,845	$2.35

10. EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.   All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.   In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan.   The Company made matching contributions of $93,000 and $91,000 during the six months ended April 30, 2015 and 2014, respectively.

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

2014 Private Placement

On March 31, 2014 and April 4, 2014, the Company entered into Securities Purchase Agreements with certain accredited investors for the issuance and sale in a private placement (the “2014 Private Placement”) of an aggregate of 1,986,622 units, at a purchase price of $2.2565 per unit for net aggregate proceeds of approximately $4.5 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $2.46 per whole share. The lead investor of the 2014 Private Placement was Lone Star Value Investors, LP (“Lone Star Value, LP”). Lone Star Value LP is controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors. Lone Star Value LP acquired 1,288,352 units in the placement for approximately $2.9 million.

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

12. PREFERRED STOCK RIGHTS

On May 23, 2014, the Company's bBoard of Directors adopted a tax benefit preservation plan (the “Plan”). The Plan is intended to diminish the risk that the Company’s ability to use net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.001 per share, and Series F Preferred Stock, par value $0.001 per share, of the Company to stockholders of record as of the close of business on June 4, 2014. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series G Participating Preferred Stock, par value $0.001 per share, of the Company at an exercise price of $14.00 per one one-thousandth of a share of Series G Participating Preferred Stock, subject to adjustment.

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

No rights were exercisable at April 30, 2015. There is no impact to the Company's financial results as a result of the adoption of the rights plan for the six months ended April 30, 2015 or 2014.

13. SUBSEQUENT EVENTS

On May 12, 2015, the Company filed a registration statement on Form S-1 with the SEC, which disclosed the Company’s plans to commence a subscription rights offering of the Company’s common stock.  The Company plans to make the rights offering through the distribution of rights to its common and preferred stock holders to purchase shares of the Company's common stock at a subscription price to be determined and subject to certain protection mechanics in place to preserve the Company's ability to utilize its net operating loss carryforwards.

The offering provides for each holder to receive one right for each common and preferred share owned on the record date. Each right will permit the acquisition of a specified amount of common shares.  The number of shares to be issued upon exercise of each right, as well as the subscription price, has not yet been determined.  The proposed rights offering will also include an over-subscription privilege, which will entitle each rights holder that exercises all of its basic subscription right in full the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to certain limitations.

The record date for the distribution of the rights has not yet been set.

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

Forward-Looking Statements

Various statements contained in or incorporated by reference into this quarterly report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our Form 10-K for the year ended October 31, 2014, as well as those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

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

IP Licensing Campaign Focus

We generate revenue when companies using our technology agree to pay us either an upfront licensing fee, or a combination of upfront fees and on-going licensing fees for use of our intellectual property. Our licensing and litigation settlements sometimes include provisions to cross-license patents from other companies, further enhancing our intellectual property assets and product capabilities. We have developed intellectual property assets in two distinct categories. The first category, known as the ’972 patent family, is wholly owned by Crossroads and consists of 31 patents and a pending patent application that are primarily concentrated around access controls. The second category, known as the non-’972 patents, consists of 129 patents and pending patent applications held in a limited partnership controlled by an affiliate of Fortress (defined below). The patents, described more fully below, are primarily directed to five product families: optimizing command processing, enabling interoperability, managing networks, enhancing tape libraries, and improving data systems.

In July 2013, we entered into a loan transaction with Fortress Credit Co LLC that was later assigned to CF DB EZ LLC, each an affiliate of Fortress , which included the formation of a partnership controlled by Fortress to which we assigned all of our existing and issued patents and applications other than our patents in the ’972 family. This partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents, but we are unable to predict at this time when or if such efforts may commence or, if they do, whether they will be profitable. We also have the right, in connection with the repayment of the amounts due under the Credit Agreement (defined below) and upon the payment of a pre-determined premium of $2 million (20% of the amount Fortress loaned to us), to buy out the Fortress partnership interest and return all of the rights to the assigned non-’972 patent rights to the Company. We intend to periodically monitor and assess the viability and the value to the Company of such a buyout.

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

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We mainly sell these products through a network of OEMs, SIs value-added resellers (“VARs”), and other strategic partners.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 48 employees as of April 30, 2015, and 50 employees as of April 30, 2014. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Results of Operations

Three and Six Months Ended April 30, 2015 Compared to the Three and Six Months Ended April 30, 2014

Revenue.   Total revenue decreased $0.6 million, or 25.0%, to $1.7 million for the three months ended April 30, 2015 from $2.3 million for the three months ended April 30, 2014. Total revenue decreased $2.5 million, or 39.4%, to $3.9 million for the six months ended April 30, 2015 from $6.4 million for the six months ended April 30, 2014.

Product revenues for the three months ended April 30, 2015 decreased $0.5 million, or 46.7%, to $0.6 million compared with $1.1 million for the three months ended April 30, 2014 due primarily to a decrease in revenue from StrongBox of $0.3 million, and by n decrease in revenue from our SPHiNX product of $0.2 million. The decrease in StrongBox was mainly due to the completion of a custom development project for FujiFilm in 2014 and the decrease from SPHiNX is a result of less volume from our OEM.

Product revenues for the six months ended April 30, 2015 decreased $0.9 million, or 37.8%, to $1.4 million compared with $2.3 million for the six months ended April 30, 2014 due primarily to a decrease in revenue from SPHiNX of $0.5 million, and by a decrease in revenue from our Strongbox product of $0.4 million, as a result of less volume in both product lines year to date as well as no custom development revenue in 2015.

IP license, royalty and other revenue consists of the following for the three and six months ended April 30, 2015 and 2014:

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2014	2013
	(unaudited)		(unaudited)
IP license revenue	$133	$178	$337	$1,256
HP royalty and post contract service revenue	613	739	1,361	1,711
Post contract service and other service revenue (non-HP)	391	282	747	1,127
IP license, royalty and other revenue	$1,137	$1,199	$2,445	$4,094

IP license, royalty and other revenues for the three months ended April, 2015 decreased $0.1 million, or 5.2%, to $1.1 million compared with $1.2 million for the three months ended April 30, 2014.

IP license revenue decreased $0.1 million as a result of increased ongoing royalties from certain licensees for the three months ended April 30, 2015 due to reduced royalty payments received from IBM, and their subsidiary Texas Memory Systems (“TMS”), and Dot Hill Systems. HP royalty and post contract support (“PCS”) service revenue decreased $0.1 million for the three months ended April 30, 2015, due to decreasing royalties for legacy router shipments, and reduced support for our SPHiNX product which our OEM, HP, is actively moving to their new platform. PCS and other service revenue (non-HP) increased $0.1 million primarily due to an increase in revenue recognized from maintenance contracts.

IP license, royalty and other revenues for the six months ended April 30, 2015 decreased $1.7 million, or 40.3%, to $2.4 million compared with $4.1 million for the six months ended April 30, 2014.

IP license revenue decreased $1.0 million primarily as a result of the decreased royalties received from IBM, due to their acquisition of TMS, and a decrease in royalty received from Dot Hill Systems. HP royalty and PCS service revenue decreased $0.3 for the six months ended April 30, 2015 due to decreasing royalties for legacy router shipments, and reduced support for our SPHiNX product which HP is actively moving to their new platform. PCS and other service revenue (non-HP) decreased $0.4 million primarily due to revenue recognized from the Iron Mountain research and development services agreement of approximately $0.6 million, partially offset by decreasing royalties for legacy router shipments, and reduced support for our SPHiNX product which HP is actively moving to their new platform..

Cost of Revenue.   Cost of revenue decreased $0.1 million, or 7.5%, to $0.4 million for the three months ended April 30, 2015 from $0.5 million for the three months ended April 30, 2014. Product costs for the three months ended April 30, 2015 remained consistent at $0.2 million. IP license, royalty and other costs decreased $0.1 million for the three months ended April 30, 2015 to $0.2 million from $0.3 million for the three months ended April 30, 2014, due to lower cost of sales relating to less IP license revenue for the quarter.

Cost of revenue decreased $0.1 million, or 5.6%, to $1.0 million, for the six months ended April 30, 2015 from $1.1 million for the six months ended April 30, 2014. Product costs for the six months ended April 30, 2015 increased $0.1 million to $0.5 million from $0.4 million for the six months ended April 30, 2014, primarily due to higher costs associated with StrongBox bundles sold with third party hardware components included. IP license, royalty and other costs decreased $0.1 million for the six months ended April 30, 2015 to $0.5 million from $0.6 million for the six months ended April 30, 2014, due to a decrease in manufacturing overhead, offset by an increase in the cost to deliver support across the StrongBox and SPHiNX product lines.

Sales and Marketing.   Sales and marketing expenses decreased $0.1 million, or 13.9%, to $0.8 million for the three months ended April 30, 2015 from $0.9 million for the three months ended April 30, 2014. This decrease was primarily due to decreased stock based compensation of approximately $0.1 million, reduced commissions of approximately $0.1 million, offset by an increase in travel, entertainment and tradeshow related expenses of approximately $0.1 million.

Sales and marketing expenses decreased $0.3 million, or 15.9%, to $1.7 million for the six months ended April 30, 2015 from $2.0 million for the six months ended April 30, 2014. This decrease was primarily due to decreased stock based compensation of approximately $0.2 million, and decreased commissions of $0.1 million.

Research and Development.    Research and development expenses decreased $0.3 million, or 22.7%, to $1.2 million for the three months ended April 30, 2015 from $1.5 million for the three months ended April 30, 2014. This decrease was due to decreased payroll and benefits expenses, including stock based compensation, of approximately $0.3 million.

Research and development expenses decreased $0.5 million, or 16.4%, to $2.5 million for the six months ended April 30, 2015 from $3.0 million for the six months ended April 30, 2014. This decrease was due to decreases in payroll and benefits, including stock based compensation, of approximately $0.3 million, decreased consulting and outside services of $0.1 million, and decreased depreciation expense of $0.1 million.

General and Administrative.  General and administrative expenses increased $1.4 million, or 116.3%, to $2.6 million for the three months ended April 30, 2015 from $1.2 million for the three months ended April 30, 2014. The increase was due to increases in professional and legal services of approximately $1.4 million. The professional fees are in connection with the increased activity in patent and IP litigation ongoing throughout the quarter.

General and administrative expenses increased $1.4 million for the six months ended April 30, 2015, or 54.1%, to $3.9 million for the six months ended April 30, 2015 from $2.5 million for the six months ended April 30, 2014. The increase was due to increases in professional and legal services of approximately $1.5 million, offset partially by a decrease in payroll and stock based compensation of approximately $0.1 million. The professional fees are in connection with the increased activity in patent and IP litigation ongoing throughout the year.

Gain on settlement.  No gain on settlement occurred during the three months ended April 30, 2015 or 2014. Gain on settlement decreased $1.0 million, or 100.0%, for the six months ended April 30, 2015 from $1.0 million for the six months ended April 30, 2014. The gain was due to the bifurcation of the payment received from IRM, between amounts received for work performed on the development of the product, and a gain from settlement. We recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as a reduction in operating expenses.

Interest expense.  Interest expense decreased $0.1 million, or 57.7%, to $0.1 million for the three months ended April 30, 2015 from $0.2 million for the three months ended April 30, 2014. The decrease was due to average outstanding borrowings during the fiscal quarter compared to 2014.

Interest expense decreased $0.3 million, or 52.5%, to $0.2 million for the six months ended April 30, 2015 from $0.5 million for the six months ended April 30, 2014. The decrease was due to average outstanding borrowings during the fiscal quarter compared to 2014.

Amortization of debt discount and issuance costs.  Amortization of debt discount and issuance costs expense decreased $0.1 million, or 45.0%, to $0.2 million for the three months ended April 30, 2015 from $0.3 million for the three months ended April 30, 2014. Amortization of debt discount and issuance costs expense decreased $0.3 million, or 40.0%, to $0.4 million for the six months ended April 30, 2015 from $0.7 million for the six months ended April 30, 2014. The amortization relates to the borrowings drawn from Fortress during 2013, and the decrease is due to the reduced calculated amortization based on lower average outstanding balances of Fortress debt.

Change in value of derivative liability.  The change in value of derivative liability was a benefit of $0.6 million for the three months ended April 30, 2014, and expense of $2.8 million for the six months ended April 30, 2014. The change is the periodic revaluation of the warrants issued in connection with the Series F Preferred Shares sold during fiscal year 2013. Upon the expiration of the full ratchet anti-dilution provisions on the one-year anniversary of the March 2013 private placement, the preferred stock and warrants were reclassified back to permanent stockholders' equity. At this time, the derivative liability associated with the warrants was removed and recorded as a positive change in derivative liability in the statement of operations.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations, our working capital needs, and the repayment of our line of credit with Fortress. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash and cash equivalents provided by operations (including IP licensing) and customer reimbursed expenses, proceeds from the sale of our common stock or preferred stock, debt instruments, and exercises of options or warrants. Expected revenue from our StrongBox product has been slower to materialize than expected, due in part to its longer selling cycle and in part to the time required to establish and train an effective network of sales partners. We may require additional capital from equity or debt financings to fund our operations or respond to strategic opportunities.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Six Months Ended April 30,
	2015	2014

Net cash used in operating activities	$(3,740)	$(1,323)
Net cash used in investing activities	(146)	(41)
Net cash provided by financing activities	4,040	4,290
Change in cash and cash equivalents	104	2,928
Cash, cash equivalents, and restricted cash, end of period	5,050	10,723

Net cash used in operating activities increased $2.4 million from approximately $1.3 million in the six months ended April 30, 2014 to approximately $3.7 million in the six months ended April 30, 2015. This increase was primarily due to the decrease in gross profit from $5.3 million to $2.9 million from the six months ended April 30, 2014 to April 30, 2015 due to lower sales volumes.

A significant component of cash provided by operating activities is payments received from our IP license agreements. The economic nature of these agreements is such that they are not consistent from quarter to quarter, in terms of cash receipts.

On May 22, 2015, Dot Hill’s CFO advised Crossroads that, pending the outcome of the current IPRs before the patent Trial and Appeal Board, Dot Hill intends to escrow royalty payments rather than paying them timely.  Crossroads responded to Dot Hill on June 2, 2015 and advised them that this course of action is clearly not permissible under the terms of the companies’ existing agreement.  Crossroads is also preparing a motion requesting the court to compel Dot Hill to make the required payments. There can be no assurance as to the outcome of this motion.

Cash flows used in investing activities primarily relate to capital expenditures to support our employees, and capital needs in our research and development efforts. Net cash used by investing activities was $146,000 for the six months ended April 30, 2015 compared to $41,000 in cash used by investing activities during the six months ended April 30, 2014. In the six months ended April 30, 2015, and 2014, the entire use of cash related to the purchase of property and equipment which increased in the six months ended April 30, 2015.

Cash flows provided by financing activities for the six months ended April 30, 2015 was $4.0 million. Proceeds from the sale of common stock, and exercise of options amounted to approximately $6.0 million, offset by the repayment of debt of $2.0 million. Cash provided by financing activities for the six months ended April 30, 2014 was $4.3 million, primarily from the sale of common stock, and exercise of options of $5.1 million, offset by the repayment of debt of $0.8 million.

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

Term Loan A will mature on July 22, 2016 and Term Loan B will mature on February 1, 2016. The outstanding principal balance of the Term Loans bear interest at 10.0% per annum. Term Loan A required payments of interest only until August 1, 2014, with the principal to be repaid in 24 equal monthly payments beginning on that date together with accrued interest. Term Loan B required payments of interest only for the first six months after it was initially drawn, with the principal to be repaid in 24 equal monthly payments beginning on the first day of the month that is seven months after the date Term Loan B was initially drawn, together with accrued interest. We may prepay all or any part of the Term Loans at any time but would need to pay 2.8% of the original amount loaned upon repayment in entirety of the loans.

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

As a condition to and in connection with the Credit Agreement, we issued a warrant (the “Fortress Warrant”), pursuant to which Fortress is entitled to purchase 1,454,545 shares of our common stock. The Fortress Warrant is exercisable and will expire on the seventh anniversary of the effective date of the Fortress transactions. These warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if we issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrants, which is initially $2.0625 per share, then the exercise price of the warrants will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share we received for the new issue or deemed issue of the additional shares of common stock. In January 2014, we and the warrant holder agreed to amend the warrant to remove this full-ratchet anti-dilution provision.

Private Placements.

On March 22, 2013, we entered into a Securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses.

Each unit consists of one share of 5.0% Series F convertible preferred stock (the “Series F Preferred Stock”), par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The warrants were valued using the Black-Scholes pricing model at approximately $2,284,000 which resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000. This amount was recorded as a deemed dividend.

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

On March 31, 2014, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 1,986,622 units, at a purchase price of $2.2565 per unit for net proceeds of approximately $4.5 million before expenses. Affiliates of Lone Star Value Management, LLC, of which our Chairman of the Board of Directors, Jeffrey E. Eberwein, serves as a managing member, purchased approximately $2.9 million of Units. Roth Capital Partners acted as our financial advisor in the transaction, which was negotiated and approved by a special committee of the Board of Directors. We did not engage a placement agent in connection with the Private Placement, and therefore paid no commissions.

Each Unit consists of one share of our Common Stock, par value $0.001 per share, and warrants to purchase one-half of a share of Common Stock, at a weighted average exercise price of $2.45 per whole share.

2015 Common Stock Offering

On January 27, 2015, we sold 3,071,739 units at $2.30 per unit for gross proceeds of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.5 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 2.5 years.  The warrants are exercisable upon the six-month anniversary of issue, and expire January 31, 2020. As of April 30, 2015, there were 1,658,760 warrants outstanding. We will use the net proceeds of this offering for general working capital purposes.

Recent Accounting Pronouncements

During November 2014, the FASB issued ASU 2014-16 Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”).  ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  These changes are not expected to have a material impact on the its consolidated financial statements.  This could impact the accounting for future hybrid financial instruments issued.

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

Patent Litigation Proceedings

We have a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

•	A “Markman hearing” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether a finding of infringement and validity are made by the Court or by the jury at trial.

•	An “Inter Partes Review” (“IPR”) is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during Inter Partes Review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on our patent rights. An IPR, if granted, is typically a twelve-to eighteen-month process.

Crossroads v. Dot Hill

We filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 and breach of the Amended Settlement and License Agreement dated June 27, 2006 between us and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims. Dot Hill filed a motion to stay the litigation and moved to join two existing IPR proceedings previously filed against us by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each defined below). In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, we may be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement.

Crossroads v. Oracle, Huawei, Cisco, NetApp and Quantum

These related cases were filed on October 7, 2013, November 26, 2013, and February 18, 2014 in the United States District Court for the Western District of Texas alleging infringement by these parties of one or more patents in the ‘972 patent family. The asserted patents (6,425,035, 7,934,041, 7,987,311 and 7,051,147) were subject to a re-examination of the patents conducted in 2005-2006 by the United States Patent and Trademark Office (the “U.S. Patent Office”) or were issued after the re-examination.

During the time we were pursing the many infringers of the ‘972 patent family, we also undertook efforts to put companies with potentially infringing products on notice and gave them the opportunity to license our proprietary technology. For example, NetApp was first given notice of potential infringement in 2004. Cisco was first given notice of potential infringement in 2002. Quantum has been on notice of its potential infringement since 2006. Oracle acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by us throughout the years to negotiate licenses to the ‘972 patent family, these companies refused and left us with no choice but to resort to litigation. We believe these companies (and companies they have acquired) have been illegally using our proprietary technology for years and that the potential compensatory damages could be in excess of $200 million which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and we can provide no guarantees of success, we believe the infringement by most of these companies has been prolonged and potentially willful.

On May 7, 2014, these cases and the Dot Hill case were consolidated for purposes of discovery and a Markman hearing occurred on October 6 and 7, 2014. On December 19, 2014 the parties completed all briefing to the Court on those issues. On February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims and the parties will file any objections to those recommendations shortly. Following a determination by the Court on the meaning of the claim terms the Court will set a schedule for a trial ready date and the parties will continue to prepare the cases for trial.

The Company filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. (collectively “Huawei”), alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims. Huawei is also a party to three petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents we asserted in the lawsuit against Huawei. We filed our Patent Owner’s Responses on May 26, 2015 laying out the arguments regarding the validity of the patents in those proceedings. The Oral Hearing in those proceedings is scheduled for October 30, 2015. Based on the IPRs, Huawei filed a motion to stay the litigation. In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, we may be adversely impacted in the litigation proceeding against Huawei, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims. Oracle is also a party to nine petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents we asserted in the lawsuit against NetApp. The U.S. Patent Office has granted three of those petitions, and with respect to those petitions, we filed our Patent Owner’s Responses on May 26, 2015 laying out the arguments regarding the validity of the patents in those three granted proceedings. For those three proceedings, the Oral Hearing is scheduled for October 30, 2015.  The remaining six petitions were filed relatively recently and we are preparing its Preliminary Owner’s Response to those four petitions. Based on the IPRs, Oracle filed a motion to stay the litigation. In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, we may be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims. Cisco is also a party to three petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents we asserted in the lawsuit against Cisco. We filed our Patent Owner’s Responses on May 26, 2015 laying out the arguments regarding the validity of the patents in those proceedings. The Oral Hearing in that proceeding is scheduled for October 30, 2015. Based on the IPRs, Cisco filed a motion to stay the litigation. In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, we may be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims and the parties will file any objections to those recommendations shortly. Following a final determination and order by the Court on the meaning of the claim terms, the Court will set a schedule for a trial ready date and the parties will prepare this case for trial. NetApp is also a party to seven petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents we asserted in the lawsuit against Net App. The United States Patent and Trademark Office has granted three of those petitions, and with respect to those petitions, we filed our Patent Owner’s Responses on May 26, 2015 laying out the arguments regarding the validity of the patents in those three granted proceedings. For those three proceedings, the Oral Hearing is scheduled for October 30, 2015. The remaining four petitions were filed relatively recently and we are preparing its Preliminary Owner’s Response to those four petitions. Based on the IPRs, NetApp filed a motion to stay the litigation. In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, we may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”), alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing is scheduled for October 6-7, 2014 and on February 23, 2015, the Special Master issued his Report and Recommendation to Judge Sparks regarding the construction of the claims. Quantum is also a party to three petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents we asserted in the lawsuit against Quantum. We filed our Patent Owner’s Responses on April 20, 2015 laying out the arguments regarding the validity of the patents in those proceedings. The Oral Hearing in those proceedings is scheduled for October 30, 2015. Based on the IPRs, Quantum filed a motion to stay the litigation. In addition to issuing a final determination on the meaning of the claim terms, the Court will decide whether or not the litigation should be stayed, and if not, set a schedule for a trial ready date and the parties will prepare this case for trial. If the patents are found partially or entirely invalid during the IPR proceedings, we may be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

Quantum v. Crossroads

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that our StrongBox product infringes a patent owned by Quantum. This lawsuit was filed only months after we filed our lawsuit claiming infringement against Quantum of our patents. We believe we have meritorious legal positions and will represent our interest vigorously in this matter. We have filed a motion to transfer this case to the Western District of Texas and that motion is pending before the court. If Quantum is successful in this lawsuit, it could result in us not having all of the patent rights necessary to conduct our business. In addition, Quantum has threatened to file additional IPR proceedings against other, as yet unidentified, non-‘972 patents. If Quantum does files any such proceedings, and Quantum is successful in any of those proceedings, it could adversely affect our patent rights and result in us not having all of the patent rights necessary to conduct our business.

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

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, which we filed with the SEC on January 14, 2015. The risks and uncertainties described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2015, we issued an aggregate of 117,577 shares of common stock as a dividend to the holders of its Series F Preferred Stock.

The issuance of these securities was exempt from the registration requirements of the Securities Act as under applicable Securities and Exchange Commission guidance, the issuance did not constitute a “sale” within the meaning of Section 2(a)(3) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

June 12, 2015	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

June 12, 2015	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

