Form 10-Q
period 2015-07-31
CROSSROADS SYSTEMS INC
filed 2015-09-14
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2015

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

As of September 14, 2015, Registrant had outstanding 23,471,576 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED July 31, 2015

PART I -         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,	October 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,041	$4,676
Restricted cash	270	270

Total cash, cash equivalents and restricted cash	7,311	4,946

Accounts receivable, net of allowance for doubtful accounts of $3 and $151, respectively	1,896	2,252
Inventory	480	357
Prepaid expenses and other current assets	445	798

Total current assets	10,132	8,353

Property and equipment, net	553	440
Other assets	62	63

Total assets	$10,747	$8,856

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,777	$1,443
Accrued expenses	1,601	1,397
Deferred revenue, current portion	953	1,032
Current portion of long term debt, net of debt discount	2,650	3,160

Total current liabilities	7,981	7,032

Long term debt, net of current portion and debt discount	-	1,651
Long term portion of deferred revenue, net of current portion	593	423

Commitments and contingencies (See Note 7)	-	-

Total liabilities	8,574	9,106

Stockholders' equity (deficit):
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 3,041,257 and 3,318,197 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 75,000,000 shares authorized, 23,418,989 and 15,831,810 shares issued and outstanding, respectively	23	16
Additional paid-in capital	238,027	226,208
Accumulated other comprehensive loss	(86)	(60)
Accumulated deficit	(235,794)	(226,417)

Total stockholders' equity (deficit)	2,173	(250)

Total liabilities and stockholders' equity	$10,747	$8,856

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Revenue:
Product	$516	$600	$1,962	$2,925
IP license, royalty and other	1,628	1,487	4,074	5,581

Total revenue	2,144	2,087	6,036	8,506

Cost of revenue:
Product	150	138	652	578
IP license, royalty and other	417	296	934	934

Total cost of revenue	567	434	1,586	1,512

Gross profit	1,577	1,653	4,450	6,994

Operating expenses:
Sales and marketing	715	872	2,373	2,842
Research and development	1,091	1,351	3,641	4,399
General and administrative	2,826	1,146	6,706	3,664

Total operating expenses	4,632	3,369	12,720	10,905

Loss from operations	(3,055)	(1,716)	(8,270)	(3,911)

Gain on settlement	-	-	-	1,050

Loss before other expenses	(3,055)	(1,716)	(8,270)	(2,861)

Other expense:
Interest expense	(89)	(184)	(316)	(662)
Amortization of debt discount and issuance costs	(112)	(301)	(512)	(967)
Change in value of derivative liability	-	-	-	(2,765)
Other income	(1)	-	19	(17)

Net loss	$(3,257)	$(2,201)	$(9,079)	$(7,272)

Dividends attributable to preferred stock	$(43)	$(152)	$(228)	$(400)
Net loss available to common stockholders, basic and diluted	$(3,300)	$(2,353)	$(9,307)	$(7,672)
Net loss per share available to common stockholders, basic and diluted	$(0.17)	$(0.16)	$(0.51)	$(0.56)

Weighted average number of common shares outstanding, basic and diluted	19,428,070	15,165,629	18,206,002	13,705,434

See accompanying notes to the condensed consolidated financial statements.

4

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Net loss	$(3,257)	$(2,201)	$(9,079)	$(7,272)

Other comprehensive income:
Foreign currency translation adjustments	(7)	(7)	(26)	(4)

Comprehensive loss	$(3,264)	$(2,208)	$(9,105)	$(7,276)

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	July 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(9,079)	$(7,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	300	517
Loss on change in value of derivative liability	-	2,765
Amortization of debt discount	512	967
Gain on disposal of property and equipment	-	(15)
Stock-based compensation	743	1,312
Provision for doubtful accounts receivable	61	10
Changes in assets and liabilities:
Accounts receivable	260	286
Inventory	(123)	17
Prepaid expenses and other assets	209	96
Accounts payable	1,337	(252)
Accrued expenses	211	(950)
Deferred revenue	154	37
Net cash used in operating activities	(5,415)	(2,482)
Cash flows from investing activities:
Purchase of property and equipment	(180)	(71)
Proceeds from sale of property and equipment	-	18
Net cash used in investing activities	(180)	(53)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	10,549	5,461
Repayment of debt	(2,534)	(3,633)
Net cash provided by financing activities	8,015	1,828

Effect of foreign exchange rate on cash and cash equivalents	(55)	(8)
Change in cash and cash equivalents	2,365	(715)
Cash and cash equivalents, beginning of period	4,946	7,795
Cash, cash equivalents, and restricted cash end of period	$7,311	$7,080

Supplemental disclosure of cash flow information:

Cash paid for interest	$309	$676
Cash paid for income taxes	$1	$2

Supplemental disclosure of non cash financing activities:
Conversion of preferred stock to common stock	$418	$729
Common stock dividends issued to preferred shareholders	$298	$612
Warrants issued with private placement stock	$1,893	$-
Conversion of derivative liability to equity	$-	$3,537
Lease incentive received, non-cash addition to fixed assets	$243	$-

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, debt, and proceeds from the sale of common and preferred stock will be sufficient to fund the anticipated operations for the next 12 months.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

The investment in KIP CR P1 LP (which we refer to as the “partnership” (see Note 6)), of which the Company is a limited partner and of which an affiliate of Fortress (as defined in Note 6) is the general partner, is accounted for using the equity method. The current investment balance is nominal at July 31, 2015.

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

Derivative Liabilities

The Company, in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, accounted for the Series F warrants (as defined in Note 8), as liabilities at their fair value during periods where the full ratchet anti-dilution provision was in effect.

The Series F warrants full ratchet anti-dilution provision was eliminated on January 2014, and the fair value of the warrants were reclassified to shareholders’ equity.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 13,449,135 and 12,266,695 for the nine months ended July 31, 2015 and 2014, respectively. The dilutive common stock equivalents for the nine months ended July 31, 2015 include warrants to purchase 7,085,426 shares of common stock, 3,041,257 shares of preferred stock, which are excluded until converted to common shares (Note 8), and stock options to purchase 3,322,452 shares of common stock.

Net loss available to common stockholders is calculated by deducting from loss, preferred dividends paid and accrued of $43,000 and $0.2 million for the three and nine months ended July 31, 2015, respectively.

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

2. FAIR VALUE MEASUREMENT

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

As of July 31, 2015, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of July 31, 2015 and October 31, 2014, the Company held no investments.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  INVENTORY

Inventory, net consists of the following (in thousands):

	July 31,	October 31,
	2015	2014

Raw materials	$229	$186
Finished goods	251	171
	$480	$357

4.  PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		July 31,	October 31,
		2015	2014
	Life (years)
Equipment	1-3	$16,691	$16,635
Furniture and fixtures	5	633	634
Leasehold improvements	5	934	576
		18,258	17,845
Less: Accumulated depreciation		(17,705)	(17,405)
		$553	$440

Depreciation expense was approximately $300,000 and $517,000 for the nine months ended July 31, 2015 and 2014, respectively.

5.  ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	July 31,	October 31,
	2015	2014

Professional services	$799	$394
Payroll related	404	846
Deferred rent	191	-
Warranty reserve	17	48
Other	190	109
	$1,601	$1,397

Included in payroll related accrued expenses as of October 31, 2014 was $451,000 related to bonus compensation, $301,000 of which was settled with 117,577 shares of common stock in the first quarter of 2015.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2014 and nine months ended July 31, 2015 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2014
Warranty reserve	$41	$31	$(24)	$48

Nine months ended July 31, 2015
Warranty reserve	$48	$36	$(67)	$17

Deferred revenue, current portion, consists of the following (in thousands):

	July 31,	October 31,
	2015	2014

Product	$151	$-
Services	802	1,032
	$953	$1,032

6.  LINE OF CREDIT AND LONG TERM LIABILITIES

Effective July 22, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Fortress Credit Co. LLC, an affiliate of Fortress Investment Group LLC (collectively referred to as “Fortress”) that provided for aggregate term loan commitments of up to $10.0 million. The Credit Agreement consisted of a Term Loan A in the principal amount of $5.0 million, maturing on July 22, 2016 and bearing no interest for the first 12 months, and a Term Loan B in the principal amount of $5.0 million, maturing on February 1, 2016 and bearing no interest for the first six months. The Company drew down the full $10.0 on Term Loan A and Term Loan B (collectively referred to as the “Fortress Term Loans”) on July 24, 2013. The Fortress Term Loans accrue interest at 10% annually after the interest free period and interest is due monthly in arrears. The Company began making principal payments on Term Loan A in July 2014. The proceeds from the Fortress Term Loans were used to pay off the Company’s outstanding revolving credit and term loan with Silicon Valley Bank.

Debt issuance costs associated with the Fortress Term Loans totaling $1.7 million were recorded as a deferred charge and are being amortized over the term of the debt using the effective interest rate method with an effective interest rate of 16.39% as opposed to the statutory rate of 10%. The effective interest rate is higher due to the use of the effective interest method to calculate the monthly expense, which includes debt discount and loan origination fee amortization.

In connection with the Credit Agreement, the Company issued warrants to Fortress to purchase 1,454,545 shares of the Company’s common stock at an exercise price of $2.0625 per share (the “Fortress Warrants”). See Note 8 for discussion of the Fortress Warrants.

In addition, the Company also transferred substantially all of its patents, other than its ’972 patent family, to a limited partnership KIP CR P1 LP of which the Company is a limited partner and of which an affiliate of Fortress is the general partner. The partnership now controls 132 pending or granted non-’972 patents. There was no licensing activity associated with these patents. The general partner cannot be removed without the consent of Fortress. The Company accounts for the investment in the partnership on a consolidated basis using the equity method of accounting.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 23, 2015, the Company entered into an amendment to the Credit Agreement (the “Agreement”), with CF DB EZ LLC, as assignee of Fortress Credit Co LLC, to amend certain payment terms of the Credit Agreement as it relates to Term Loan B to effectuate a 12-month deferral of approximately $1.5 million in principal payments. Interest at the applicable rate (10%) will continue to be paid monthly, in arrears, and in addition, commencing on July 1, 2015, the unpaid principal amount shall bear additional interest equal to four percent (4%) per annum, which amount shall be paid in kind by adding to the principal balance of the Term Loan B.

As of July 31, 2015, the outstanding principal of the Credit Agreement was $2.8 million.

The principal balance and carrying value to Fortress is as follows (in thousands):

	July 31,	October 31,
	2015	2014

Principal balance Fortress Term Loans	$2,795	$5,327
Unaccreted debt discount	(145)	(516)
Net carrying value due Fortress	2,650	4,811
Less current portion	(2,650)	(3,160)
Long term portion	$-	$1,651

7.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through March 31, 2020. Rental expense under these agreements was approximately $80,000 and $81,000 the three months ended July 31, 2015 and 2014, respectively, and $260,000 and $327,000 for the nine months ended July 31, 2015 and 2014, respectively. Crossroads leases approximately 37,800 square feet of general office, laboratory, data center and administrative space at its headquarters in Austin, Texas. The original lease was effective October 31, 2005 and was extended in accordance with an extension agreement through February 28, 2015. On May 2, 2014, the lease was amended, extending the lease through March 31, 2020, and reducing the space leased to 16,200 square feet. The minimum lease commitments represent approximately $244,000 per year through the lease term.

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

An “ Inter Partes Review” or “IPR”, is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes Review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on the Company’s patent rights. Inter partes review, if granted, is typically a twelve- to eighteen-month process.

Crossroads v. Dot Hill

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads and issued an order staying the case pending resolution of the IPR proceedings. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Crossroads v. Oracle, Huawei, Cisco, NetApp and Quantum

These related cases were filed on October 7, 2013, November 26, 2013, and February 18, 2014 in the United States District Court for the Western District of Texas alleging infringement by these parties of one or more patents in the ‘972 patent family. The asserted patents (6,425,035, 7,934,041, 7,987,311 and 7,051,147) were subject to a re-examination of the patents conducted in 2005-2006 by the United States Patent and Trademark Office (the “U.S. Patent Office”) or were issued after the re-examination. On May 7, 2014, these cases and the Dot Hill case were consolidated for purposes of discovery and a Markman hearing occurred on October 6 and 7, 2014. On June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads and entered an order staying these actions in light of various pending IPR proceedings.

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

In response to the lawsuits brought by Crossroads, these parties have sought inter partes review of the patents asserted in these lawsuits in a total of nineteen petitions before the U.S. Patent Office challenging the validity of the patents asserted by the Company in the lawsuits (despite the prior re-examination). The U.S. Patent Office has instituted review of seven petitions, denied review of two petitions, with decisions on ten petitions still pending. Oracle is a party in ten petitions; Huawei is a party in three petitions; NetApp is a party in eight petitions; Cisco and Quantum are parties to three petitions; and Dot Hill is a party to two petitions. The first of the petitions were filed only months after Crossroads filed lawsuits against these parties and years after they were made aware of their potential infringement. If the patents are found partially or entirely invalid during these inter partes review proceedings, Crossroads might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement. Crossroads believes it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. Based on the current schedule set by the U.S. Patent Office, Crossroads expects a final decision in the six instituted proceedings by March 17, 2016.

The Company filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. (collectively, “Huawei”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). On July 17, 2015, the parties settled the case.

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Oracle is a party to nine petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Oracle. The U.S. Patent Office has granted four of those petitions and Crossroads filed its Patent Owner’s Responses laying out the arguments regarding the validity of the patents in those granted proceedings. The Oral Hearing is scheduled for October 30, 2015.  The remaining five petitions were filed relatively recently and Crossroads has filed its Preliminary Owner’s Responses to those five petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the IPR proceedings, which was granted by the court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Cisco. The U.S. Patent Office has granted those petitions and Crossroads filed its Patent Owner’s Responses laying out the arguments regarding the validity of the patents in those granted proceedings. The Oral Hearing is scheduled for October 30, 2015. Based on the IPRs, Cisco filed a motion to stay the litigation pending the IPR proceedings, which was granted by the court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. NetApp is a party to seven petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against NetApp. The U.S. Patent Office has granted three of those petitions and Crossroads filed its Patent Owner’s Responses laying out the arguments regarding the validity of the patents in those granted proceedings. The Oral Hearing is scheduled for October 30, 2015. The remaining four petitions were filed relatively recently and Crossroads has filed its Preliminary Owner’s Response to those four petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the IPR proceedings, which was granted by the court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Quantum is a party to three petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Quantum. The U.S. Patent Office has granted those petitions and Crossroads filed its Patent Owner’s Responses laying out the arguments regarding the validity of the patents in those granted proceedings. The Oral Hearing is scheduled for October 30, 2015. Based on the IPRs, Quantum filed a motion to stay the litigation pending the IPR proceedings, which was granted by the court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

Quantum v. Crossroads

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that the Company’s StrongBox product infringes a patent owned by Quantum. This lawsuit was filed only months after Crossroads filed its lawsuit against Quantum claiming infringement of Crossroads’ patents. The Company believes it has meritorious legal positions and will represent its interest vigorously in this matter. If Quantum is successful in this lawsuit, it could result in the Company not having all of the patent rights necessary to conduct the Company’s business. A scheduling order has been entered in this case and trial is scheduled in February 2016. In addition, Quantum has threatened to file additional inter partes review proceedings against other, as yet unidentified, non-‘972 patents. If Quantum files any such proceedings, and Quantum is successful in any of those proceedings, it could adversely affect the Company’s patent rights and result in the Company not having all of the patent rights necessary to conduct the Company’s business.

Dot Hill v. Crossroads

On June 29, 2015, Dot Hill filed a lawsuit in the U.S. District Court for the District of Colorado alleging that the Company’s StrongBox product infringes a patent owned by Dot Hill. The Company believes it has meritorious legal positions and will defend its interest vigorously in this matter. If Dot Hill is successful in this lawsuit, it could result in the Company not having all of the patent rights necessary to conduct the Company’s business. Crossroads has filed a response to the complaint and a scheduling conference is set for September 2015.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY

2010 Private Placement

On October 23, 2010, the Company sold 3,125,000 shares of its common stock at $3.20 per share for gross proceeds to the Company of $10.0 million.  In conjunction with this private placement, the Company also issued warrants to purchase an additional 1,074,212 shares of common stock with an exercise price of $3.20 per share.   Fees in the amount of $0.8 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.3 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 1.47%, and expected term of 5 years.  The warrants were exercisable immediately upon issue, and expire October 22, 2015. As of July 31, 2015, there were 949,034 warrants outstanding.

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock (“Series F Preferred Stock”), par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased (the “Series F warrant”), at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The Series F warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants totaling $1,543,000 was initially allocated to additional paid in capital.  The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000, of which was recorded as a deemed dividend.  Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The Series F warrants were exercisable immediately upon issue, and expire March 22, 2018.  During the nine months ended July 31, 2015, the Company issued 152,046 dividend common shares valued at approximately $298,000. During the nine months ended July 31, 2014, the Company issued 224,099 dividend common shares valued at approximately $612,000. Accrued and unpaid dividends were valued at approximately $43,000 as of July 31, 2015.

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

Upon approval of the full ratchet anti-dilution provisions on June 21, 2013, the Series F warrants were reclassified as a derivative liability and recorded at fair value. This created a scenario for which the shares of Series F Preferred Stock were potentially convertible into more shares of common stock than authorized. Therefore, the Series F Preferred Stock was classified in temporary equity. Upon the expiration of the full ratchet anti-dilution provisions in March 2014, the Company reclassified the Series F Preferred Stock and Series F warrants to permanent stockholders' equity following the stockholders vote.

During the nine months ended July 31, 2015, there were 276,940 shares of Series F Preferred Stock converted to common shares.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2013 Fortress Credit Agreement

On July 22, 2013 the Company issued warrants to purchase 1,454,545 shares of its common stock to Fortress at $2.0625 per share (the “Fortress Warrants”). To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.   The Fortress Warrants were recorded at a fair value of $1,374,000 or $1.0625 per underlying warrant share.

The Fortress Warrants will expire on the seventh anniversary of the effective date of the Fortress transactions, on July 22, 2020.

2014 Private Placement

On March 31, 2014, the Company sold 1,986,622 units at $2.2565 per unit for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 993,311 shares of common stock have a weighted average exercise price of $2.45 per share.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. As of July 31, 2015, there were 993,311 warrants outstanding.

2015 Common Stock Offering

On January 28, 2015, the Company sold 3,071,739 units at $2.30 per unit for gross proceeds to the Company of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4.0 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire January 31, 2020. As of July 31, 2015, there were 1,658,760 warrants outstanding.

2015 Common Stock Rights Offering

On July 28, 2015, the Company completed a subscription rights offering for shares of the Company’s common stock (the “Rights Offering”). Under the terms of the Rights Offering, the Company distributed to its common and preferred stock holders one subscription right for each share of the Company’s common or preferred stock owned as of the record date, which entitled the holder to purchase 0.50 shares of common stock, at the subscription price of $1.25 per share, subject to certain protection mechanics in place to preserve the Company's ability to utilize its net operating loss carryforwards ("NOLs").

The Company accepted subscriptions for 3,933,879 shares, resulting in aggregate gross proceeds of approximately $4.9 million. Expenses incurred to complete the Rights Offering amounted to approximately $0.4 million.

Warrant Summary List

The Company has the following common stock warrants outstanding at July 31, 2015:

Warrant Transaction	Warrants Outstanding	Weighted Average Exercise Price
2010 Private Placement	949,034	$3.20
2013 Private Placement	2,029,776	$2.00
2013 Fortress Credit Agreement	1,454,545	$2.06
2014 Private Placement	993,311	$2.45
2015 Common Stock Offering	1,658,760	$2.76
Total Warrants	7,085,426

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”).  As of July 31, 2015, options to purchase 368,563 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the Board of Directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 5,250,000 shares of Crossroads common stock may be awarded.  As of July 31, 2015, options to purchase 4,138,936 shares of common stock were granted from the 2010 Plan, of which 2,953,889 were outstanding. During the nine months ended July 31, 2015 and 2014, common stock share grants of 117,577 and 66,081, respectively, were granted from the 2010 Plan.

As of July 31, 2015, options to purchase an aggregate of 3,322,452 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 2,719,200 were vested. Under the 2010 Plan, 1,518,723 shares of common stock were available for future grants as of July 31, 2015.  The shares of common stock reserved for future grant are reduced by 363,216 options previously exercised under the 2010 Plan, and 414,172 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. During 2015, the majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter until fully vested. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Nine months ended July 31,
	2015	2014

Cost of revenue	$9	$28
Sales and marketing	98	305
Research and development	135	444
General and administrative	501	535
Total stock-based compensation	$743	$1,312

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

	Nine months ended July 31,
	2015	2014

Expected dividend yield	0%	0%
Expected volatility	74 - 76%	73 - 79%
Risk-free interest rate	1.4 - 1.6%	1.4 - 1.7%
Expected term (years)	4 - 5	4 - 5

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock option activity for the nine months ended July 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding and expected to vest at October 31, 2014	3,104,067	$2.32	7.54	$2.4

Granted	331,513	$2.35
Forfeited	(78,130)	$3.25
Exercised	(34,998)	$1.50

Outstanding and expected to vest at July 31, 2015	3,322,452	$2.31	7.12	$0.1

Exercisable at July 31, 2015	2,719,200	$2.30	6.7	$0.1

The weighted average fair value per option granted during the nine months ended July 31, 2015 and 2014 was $1.56 and $1.18, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended July 31, 2015 and 2014 was $36,000 and $310,000, respectively. During the nine months ended July 31, 2015 and 2014, the amount of cash received from the exercise of stock options was $52,000 and $515,000, respectively.

The Company granted no options to non-employees during the nine months ended July 31, 2015, and 10,000 options to non-employees with a fair value of approximately $14,000 during the nine months ended July 31, 2014.

At July 31, 2015, there was approximately $0.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.9 years. There were 955,800 and 1,016,820 options that became vested during the nine months ended July 31, 2015 and 2014, respectively, with the total fair value of these awards of approximately $1.3 million and $1.3 million, respectively.

The following table shows information about outstanding stock options at July 31, 2015:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	$1.21	426,512	7.23	$1.12	389,637	$1.11
$1.24	$1.48	118,540	8.74	$1.28	71,506	$1.25
$1.54	$1.54	450,000	8.31	$1.54	393,750	$1.54
$1.56	$2.04	321,720	4.90	$1.64	315,258	$1.63
$2.10	$2.10	819,888	7.84	$2.10	819,888	$2.10
$2.12	$2.56	416,227	8.85	$2.47	130,214	$2.41
$2.74	$3.98	332,828	6.57	$3.04	172,962	$3.29
$4.00	$7.20	436,737	3.93	$4.74	425,985	$4.73

$-	$7.20	3,322,452	7.06	$2.31	2,719,200	$2.30

10. EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.  All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.   In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan.   The Company made matching contributions of $143,000 and $136,000 during the nine months ended July 31, 2015 and 2014, respectively.

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

2014 Private Placement

On March 31, 2014 and April 4, 2014, the Company entered into Securities Purchase Agreements with certain accredited investors for the issuance and sale in a private placement (the “2014 Private Placement”) of an aggregate of 1,986,622 units, at a purchase price of $2.2565 per unit for net aggregate proceeds of approximately $4.5 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $2.46 per whole share. The lead investor of the 2014 Private Placement was Lone Star Value Investors, LP (“Lone Star Value, LP”). Lone Star Value LP is controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors. Lone Star Value LP acquired 1,288,352 units in the 2014 Private Placement for approximately $2.9 million.

2015 Private Placement

On January 27, 2015, the Company entered into placement agency agreements with certain accredited investors for the issuance and sale in a private placement (the “2015 Private Placement”) of an aggregate of 3,071,739 units, at a purchase price of $2.30 per unit for net aggregate proceeds of approximately $7.1 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $2.76 per whole share. Lone Star Value LP, controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors, acquired 350,000 units in the 2015 Private Placement for approximately $0.8 million.

2015 Common Stock Rights Offering

On July 28, 2015, the Company completed its Rights Offering and accepted subscriptions for 3,933,879 shares of common stock at the subscription price of $1.25 per share, resulting in aggregate gross proceeds of approximately $4.9 million. Lone Star Value LP, controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors, acquired 1,537,907 shares in the offering for approximately $1.9 million.

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

No rights were exercisable at July 31, 2015. There is no impact to the Company's financial results as a result of the adoption of the Plan for the nine months ended July 31, 2015 or 2014.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  SUBSEQUENT EVENTS

In connection with the Rights Offering and the resulting increase in the number of shares of common stock outstanding, the Board of Directors of the Company determined to make an equitable adjustment to all warrants and options. Warrants will be increased by a rate of 20.19%, with the strike price remaining the same and all of the outstanding options under the 1999 Plan and the 2010 Plan are effectively split 1.2019:1, with the strike prices being proportionately adjusted. These adjustments were effective as of August 31, 2015.

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

IP Licensing Campaign Focus

We generate revenue when companies using our technology agree to pay us either an upfront licensing fee, or a combination of upfront fees and on-going licensing fees for use of our intellectual property. Our licensing and litigation settlements sometimes include provisions to cross-license patents from other companies, further enhancing our intellectual property assets and product capabilities. We have developed intellectual property assets in two distinct categories. The first category, known as the ’972 patent family, is wholly owned by Crossroads and consists of 31 patents and a pending patent application that are primarily concentrated around access controls. The second category, known as the non-’972 patents, consists of 132 patents and pending patent applications held in a limited partnership controlled by an affiliate of Fortress (defined below). The patents, described more fully below, are primarily directed to five product families: optimizing command processing, enabling interoperability, managing networks, enhancing tape libraries, and improving data systems.

In July 2013, we entered into a loan transaction with Fortress Credit Co LLC that was later assigned to CF DB EZ LLC, each an affiliate of Fortress, which included the formation of a partnership controlled by Fortress to which we assigned all of our existing and issued patents and applications other than our patents in the ’972 family. This partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents, but we are unable to predict at this time when or if such efforts may commence or, if they do, whether they will be profitable. We also have the right, in connection with the repayment of the amounts due under the Credit Agreement (defined below) and upon the payment of a pre-determined premium of $2 million (20% of the amount Fortress loaned to us), to buy out the Fortress partnership interest and return all of the assigned non-’972 patent rights to the Company. We intend to periodically monitor and assess the viability and the value to the Company of such a buyout.

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

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We mainly sell these products through a network of OEMs, SIs, value-added resellers (“VARs”), and other strategic partners.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 47 employees as of both July 31, 2015, and 2014. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual report on Form 10-K for the fiscal year ended October 31, 2014.

Results of Operations

Three and Nine Months Ended July 31, 2015 Compared to the Three and Nine Months Ended July 31, 2014

Revenue.   Total revenue remained consistent at $2.1 million for the three months ended July 31, 2015 and 2014. Total revenue decreased $2.5 million, or 29.1%, to $6.0 million for the nine months ended July 31, 2015 from $8.5 million for the nine months ended July 31, 2014.

Product revenues for the three months ended July 31, 2015 decreased $0.1 million, or 14.0%, to $0.5 million compared with $0.6 million for the three months ended July 31, 2014 due primarily to a decrease in revenue from SPHiNX of $0.2 million, due to reduced royalties received from an OEM partner, offset by an increase in revenue from our StrongBox product of $0.1 million.

Product revenues for the nine months ended July 31, 2015 decreased $0.9 million, or 32.9%, to $2.0 million compared with $2.9 million for the nine months ended July 31, 2014 due primarily to a decrease in revenue from our SPHiNX product of $0.7 million, and by an decrease in revenue from our StrongBox product of $0.2 million, as a result of less volume from SPHiNX and less one-time StongBox revenue in 2015.

IP license, royalty and other revenue consists of the following for the three and nine months ended July 31, 2015 and 2014:

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
IP license revenue	$439	$356	$776	$1,612
HP royalty and post contract service revenue	725	862	2,085	2,573
Post contract service and other service revenue (non-HP)	464	269	1,213	1,396
IP license, royalty and other revenue	$1,628	$1,487	$4,074	$5,581

IP license, royalty and other revenues for the three months ended July 31, 2015 increased $0.1 million, or 9.5%, to $1.6 million compared with $1.5 million for the three months ended July 31, 2014.

IP license revenue remained consistent at approximately $0.4 million for the three months ended July 31, 2015 and 2014. HP royalty and post contract support (PCS) service revenue decreased $0.1 million for the three months ended July 31, 2015, due to decreasing royalties for legacy router shipments, and reduced support for our SPHiNX product which HP is actively moving to their new platform. PCS and other service revenue (non-HP) increased $0.2 million primarily due to revenue recognized from fulfilling our obligations on an existing maintenance contract.

IP license, royalty and other revenues for the nine months ended July 31, 2015 decreased $1.5 million, or 26.8%, to $4.1 million compared with $5.6 million for the nine months ended July 31, 2014.

IP license revenue decreased $0.8 million for the nine months ended July 31, 2015, primarily as a result of the decreased royalties received from IBM, and a decrease in royalty received from Dot Hill Systems, offset partially by a new license agreement, partially recognized during the third quarter. HP royalty and PCS service revenue decreased $0.5 for the nine months ended July 31, 2015 due to decreasing royalties for legacy router shipments, and reduced support for our SPHiNX product which HP is actively moving to their new platform. PCS and other service revenue (non-HP) decreased $0.2 million primarily due to revenue recognized from the Iron Mountain research and development services agreement of approximately $0.6 million recognized in 2014, partially offset by revenue recognized from fulfilling our obligations on an existing maintenance contract.

Cost of Revenue.   Cost of revenue increased $0.2 million, or 30.6%, to $0.6 million for the three months ended July 31, 2015 from $0.4 million for the three months ended July 31, 2014. Product costs for the three months ended July 31, 2015 remained consistent, increasing $12,000 from the three months ended July 31, 2014. IP license, royalty and other costs increased $0.1 million for the three months ended July 31, 2015 to $0.4 million from $0.3 million for the three months ended July 31, 2014, due to increased cost of sales relating to a new license agreement during the quarter.

Cost of revenue increased $0.1 million, or 4.9%, to $1.6 million, for the nine months ended July 31, 2015 from $1.5 million for the nine months ended July 31, 2014. Product costs for the nine months ended July 31, 2015 increased $0.1 million to $0.7 million from $0.6 million for the nine months ended July 31, 2014, primarily due to higher costs associated with Strongbox bundles sold with third party hardware components included. IP license, royalty and other costs remained consistent at $0.9 million for the nine months ended July 31, 2015 and 2014.

Sales and Marketing.   Sales and marketing expenses decreased $0.2 million, or 18.0%, to $0.7 million for the three months ended July 31, 2015 from $0.9 million for the three months ended July 31, 2014. This decrease was primarily due to decreased payroll and benefits, including stock based compensation, of approximately $0.2 million.

Sales and marketing expenses decreased $0.4 million, or 16.5%, to $2.4 million for the nine months ended July 31, 2015 from $2.8 million for the nine months ended July 31, 2014. This decrease was primarily due to decreased payroll and benefits, including stock based compensation, of approximately $0.3 million, reduced commissions of approximately $0.2 million, partially offset by an increase in tradeshow and travel related expenses of approximately $0.1 million.

Research and Development.    Research and development expenses decreased $0.3 million, or 19.2%, to $1.1 million for the three months ended July 31, 2015 from $1.4 million for the three months ended July 31, 2014. This decrease was due to decreased payroll and benefits expenses, including stock based compensation, of approximately $0.1 million, professional fees of approximately $0.1 million, and depreciation of approximately $0.1 million.

Research and development expenses decreased $0.8 million, or 17.2%, to $3.6 million for the nine months ended July 31, 2015 from $4.4 million for the nine months ended July 31, 2014. This decrease was due to decreases in payroll and benefits, including stock based compensation, of approximately $0.5 million, decreased depreciation expense of approximately $0.2 million, and decreased consulting and outside services of $0.1 million.

General and Administrative.  General and administrative expenses increased $1.7 million, or 146.6%, to $2.8 million for the three months ended July 31, 2015 from $1.1 million for the three months ended July 31, 2014. The increase was due to increases in professional and legal services of approximately $1.6 million, and consulting and outside services of approximately $0.1 million. The professional fees are in connection with the increased activity in ongoing patent and IP litigation.

General and administrative expenses increased $3.0 million for the nine months ended July 31, 2015, or 83.0%, to $6.7 million for the nine months ended July 31, 2015 from $3.7 million for the nine months ended July 31, 2014. The increase was due to increases in professional and legal services of approximately $3.1 million, offset partially by a decrease in payroll and benefits expenses, including stock based compensation, of approximately $0.1 million. The professional fees are in connection with the increased activity in ongoing patent and IP litigation.

Gain on settlement.  No gain on settlement occurred during the three months ended July 31, 2015 or 2014. Gain on settlement decreased $1.0 million, or 100.0%, for the nine months ended July 31, 2015 from $1.0 million for the nine months ended July 31, 2014. The increase was due to the bifurcation of the payment received from IRM, between amounts received for work performed on the development of the product, and a gain from settlement. We recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as a reduction in operating expenses.

Interest expense.  Interest expense decreased $0.1 million, or 51.6%, to $0.1 million for the three months ended July 31, 2015 from $0.2 million for the three months ended July 31, 2014. The decrease was due to lower average outstanding borrowings during the fiscal quarter compared to 2014.

Interest expense decreased $0.4 million, or 52.2%, to $0.3 million for the nine months ended July 31, 2015 from $0.7 million for the nine months ended July 31, 2014. The decrease was due to lower average outstanding borrowings during the fiscal quarter compared to 2014.

Amortization of debt discount and issuance costs.  Amortization of debt discount and issuance costs expense decreased $0.2 million, or 59.5%, to $0.1 million for the three months ended July 31, 2015 from $0.3 million for the three months ended July 31, 2014.

Amortization of debt discount and issuance costs expense decreased $0.5 million, or 46.0%, to $0.5 million for the nine months ended July 31, 2015 from $1.0 million for the nine months ended July 31, 2014. The amortization relates to the borrowings drawn from Fortress during 2013, and the decrease is due to the reduced calculated amortization based on lower average outstanding balances of Fortress debt.

Change in value of derivative liability.  The change in value of derivative liability was $0 for the three months ended July 31, 2014, and expense of $2.8 million for the nine months ended July 31, 2014. The change is the periodic revaluation of the warrants issued in connection with the Series F Preferred Stock sold during fiscal year 2013. Upon the expiration of the full ratchet anti-dilution provisions on the one-year anniversary of the March 2013 private placement, the Company expects the preferred stock and warrants to be reclassified back to permanent stockholders' equity. At this time, the derivative liability associated with the warrants will be removed and recorded as a positive change in derivative liability in the statement of operations. No activity occurred in fiscal year 2015.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations, our working capital needs, and the repayment of our line of credit from Fortress. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash and cash equivalents provided by operations (including IP licensing) and customer reimbursed expenses, proceeds from the sale of our common stock or preferred stock, debt instruments, and exercises of options or warrants. Expected revenue from our StrongBox product has been slower to materialize than expected, due in part to its longer selling cycle and in part to the time required to establish and train an effective network of sales partners. We may require additional capital from equity or debt financings to fund our operations or respond to strategic opportunities. The Company recently completed its Rights Offering and raised aggregate gross proceeds of approximately $4.9 million, however we are also continuing to consider additional opportunities to raise additional capital, whether through the issuance of equity or debt financings, or a combination thereof, to fund our operations, respond to competitive pressures and strategic opportunities, and to pursue our intellectual property monetization strategy.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended July 31,
	2015	2014

Net cash used in operating activities	$(5,415)	$(2,482)
Net cash used in investing activities	(180)	(53)
Net cash provided by financing activities	8,015	1,828
Change in cash and cash equivalents	2,365	(715)
Cash, cash equivalents, and restricted cash, end of period	7,311	7,080

Net cash used in operating activities increased $2.9 million from approximately $2.5 million in the nine months ended July 31, 2014 to approximately $5.4 million in the nine months ended July 31, 2015. Net loss for the nine months ended July 31, 2015 increased approximately $1.8 million from $7.3 million for the nine months ended July 31, 2014 to $9.1 million for the nine months ended July 31, 2015, due to lower sales volumes and higher professional expenses. Included in the 2015 net loss were non cash adjustments for stock based compensation for $0.7 million, amortization of debt discount for $0.5 million, and depreciation for $0.3 million. Cash used in operating activities was also affected by an increase in accounts payable and accrued expenses by $1.5 million, a decrease in accounts receivable of $0.3 million, increased deferred revenue by $0.2 million, and a decrease in prepaid expenses of $0.2 million. Included in the July 31, 2014 net loss were non-cash adjustments for the loss on derivative liability of $2.8 million, which was $0 for the nine months ended July 31, 2015.

Cash flows from investing activities primarily relate to capital expenditures to support our employees and our capital needs in our research and development efforts. Net cash used by investing activities was $0.2 million in the nine months ended July 31, 2015 compared to $53,000 in cash used by investing activities during the nine months ended July 31, 2014. In the nine months ended July 31, 2015 and 2014, the entire use of cash related to the purchase of property and equipment, net of sales of surplus property, which increased in the nine months ended July 31, 2015.

Cash flows provided by financing activities for the nine months ended July 31, 2015 was $8.0 million. Proceeds from the sale of common stock and exercise of options amounted to approximately $10.5 million, offset by the repayment of debt of $2.5 million. Cash provided by financing activities for the nine months ended July 31, 2014 was $1.8 million, primarily from the sale of common stock, and exercise of options of $5.5 million, offset by the repayment of debt of $3.6 million.

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

The Credit Agreement also contains certain covenants that generally protect the collateral granted to Fortress and the patents and patent rights of Crossroads, Crossroads Texas and the limited partnership. We are also subject to certain financial covenants, including (i) a requirement to maintain a minimum of $1,500,000 of unrestricted cash at each month end; (ii) a prohibition on making any cash dividend payments or distributions to any of its equity security holders other than dividends payable with respect to our presently issued and outstanding 5.0% Series F Convertible Preferred Stock (the “Series F Preferred Stock” described below) and any additional shares of preferred stock issued pursuant to the transaction documents currently in effect pursuant to which the presently issued and outstanding shares of Series F Preferred Stock were issued; and (iii) a prohibition on incurring other indebtedness without Fortress’s prior written consent or as provided in the Credit Agreement.

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

The Credit Agreement also contains customary representations and warranties by Crossroads to Fortress and customary indemnification provisions.

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

On June 23, 2015, we entered into an amendment to the Credit Agreement, with CF DB EZ LLC, as assignee of Fortress Credit Co LLC, to amend certain payment terms of the Credit Agreement as it relates to Term Loan B to effectuate a 12-month deferral of approximately $1.5 million in principal payments. Interest at the Applicable Rate (10%) will continue to be paid monthly, in arrears, and in addition, commencing on July 1, 2015, the unpaid principal amount shall bear additional interest equal to four percent (4%) per annum, which amount shall be paid in kind by being added to the principal balance of the Term Loan B.

Private Placements

On March 22, 2013, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses.

Each unit consists of one share of Series F Preferred Stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The warrants were valued using the Black-Scholes pricing model at approximately $2,284,000 which resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000. This amount was recorded as a deemed dividend.

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

The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). The Series F Preferred Stock previously included an anti-dilution provision that would adjust the conversion price of the Series F Preferred Stock to the issue price of any equity securities we issued at a price less than $2.0625 per share, subject to certain exceptions. This type of provision is commonly referred to as a “full-ratchet” anti-dilution provision. This “full-ratchet” provision is no longer in effect as it was removed from the Certificate of Designation on March 14, 2014 by the requisite approval of the holders of shares of our common stock and Series F Preferred Stock. In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the Series F Preferred Stock shares are accounted for net, outside of stockholder’s equity and warrants may be accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect, which could have a significant impact on our financial statements. Upon the expiration of the full ratchet anti-dilution provisions in March 2014, we reclassified the Series F Preferred Stock and warrants to permanent stockholders' equity.

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

2015 Common Stock Offering

On January 27, 2015 we sold 3,071,739 units at $2.30 per unit for gross proceeds of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.5 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 2.5 years.  The warrants are exercisable upon the six-month anniversary of issue, and expire January 31, 2020. As of July 31, 2015, there were 1,658,760 warrants outstanding. We will use the net proceeds of this offering for general working capital purposes.

2015 Common Stock Rights Offering

On July 28, 2015, the Company completed its Rights Offering. Under the terms of the Rights Offering, the Company distributed to its common and preferred stock holders one subscription right for each share of the Company’s common or preferred stock owned as of the record date, which entitled the holder to purchase 0.50 shares of common stock at the subscription price of $1.25 per share, subject to certain protection mechanics in place to preserve the Company’s ability to utilize its net operating loss carryforwards (“NOLs”).

The Company accepted subscriptions for 3,933,879 shares, resulting in aggregate gross proceeds of approximately $4.9 million. Expenses incurred to complete the Rights Offering amounted to approximately $0.4 million.

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

Patent Litigation Proceedings

We have a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

•	A “Markman hearing ” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether a finding of infringement and validity are made by the Court or by the jury at trial.

•	An “ Inter Partes Review ” (“IPR”) is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during Inter Partes Review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on our patent rights. An IPR, if granted, is typically a twelve-to eighteen-month process.

Crossroads v. Dot Hill

We filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 and breach of the Amended Settlement and License Agreement dated June 27, 2006 between us and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against us by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads and issued an order staying the case pending resolution of the IPR proceedings. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement.

Crossroads v. Oracle, Huawei, Cisco, NetApp and Quantum

These related cases were filed on October 7, 2013, November 26, 2013, and February 18, 2014 in the United States District Court for the Western District of Texas alleging infringement by these parties of one or more patents in the ‘972 patent family. The asserted patents (6,425,035, 7,934,041, 7,987,311 and 7,051,147) were subject to a re-examination of the patents conducted in 2005-2006 by the United States Patent and Trademark Office (the “U.S. Patent Office”) or were issued after the re-examination. On May 7, 2014, these cases and the Dot Hill case were consolidated for purposes of discovery and a Markman hearing occurred on October 6 and 7, 2014. On June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads and entered an order staying these actions in light of various pending IPR proceedings.

During the time we were pursing the potential infringers of the ‘972 patent family, we also undertook efforts to put companies with potentially infringing products on notice and gave them the opportunity to license our proprietary technology. For example, NetApp was first given notice of potential infringement in 2004. Cisco was first given notice of potential infringement in 2002. Quantum has been on notice of its potential infringement since 2006. Oracle acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by us throughout the years to negotiate licenses to the ‘972 patent family, these companies refused and left us with no alternatives to litigation. We believe these companies (and companies they have acquired) have been illegally using our proprietary technology for years and that the potential compensatory damages could be in excess of $200 million which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and we can provide no guarantees of success, we believe the infringement by most of these companies has been prolonged and potentially willful.

In response to the lawsuits brought by Crossroads, these parties have sought inter partes review of the patents asserted in these lawsuits in a total of nineteen petitions before the U.S. Patent Office challenging the validity of the patents asserted by the Company in the lawsuits (despite the prior re-examination). The U.S. Patent Office has instituted review of seven petitions, denied review of two petitions, with decisions on ten petitions still pending. Oracle is a party in ten petitions; Huawei is a party in three petitions; NetApp is a party in eight petitions; Cisco and Quantum are parties to three petitions; and Dot Hill is a party to two petitions. The first of the petitions were filed only months after Crossroads filed lawsuits against these parties and years after they were made aware of their potential infringement. If the patents are found partially or entirely invalid during these inter partes review proceedings, Crossroads might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement. We believe we have meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. Based on the current schedule set by the U.S. Patent Office, We expect a final decision in the six instituted proceedings by March 17, 2016.

We filed a lawsuit on November 26, 2013 against Huawei Technologies Co. Ltd., Huawei Enterprise USA, Inc. & Huawei Technologies USA, Inc. (collectively, “Huawei”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Huawei Technologies Co., Ltd. et al; Civil Action No. 1:13-cv-01025-SS (W.D. Tex., Austin Division)). On July 17, 2015, the parties settled the case.

We filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Oracle is a party to nine petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Oracle. The U.S. Patent Office has granted four of those petitions and Crossroads filed its Patent Owner’s Responses laying out the arguments regarding the validity of the patents in those granted proceedings. The Oral Hearing is scheduled for October 30, 2015. The remaining five petitions were filed relatively recently and Crossroads has filed its Preliminary Owner’s Responses to those five petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the IPR proceedings, which was granted by the court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against Cisco. The U.S. Patent Office has granted those petitions and Crossroads filed its Patent Owner’s Responses laying out the arguments regarding the validity of the patents in those granted proceedings. The Oral Hearing is scheduled for October 30, 2015. Based on the IPRs, Cisco filed a motion to stay the litigation pending the IPR proceedings, which was granted by the court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. NetApp is a party to seven petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents Crossroads asserted in the lawsuit against NetApp. The U.S. Patent Office has granted three of those petitions and Crossroads filed its Patent Owner’s Responses laying out the arguments regarding the validity of the patents in those granted proceedings. The Oral Hearing is scheduled for October 30, 2015. The remaining four petitions were filed relatively recently and Crossroads has filed its Preliminary Owner’s Response to those four petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the IPR proceedings, which was granted by the court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Quantum is a party to three petitions for IPR filed at the U.S. Patent Office, which collectively challenge the validity of each of the patents we asserted in the lawsuit against Quantum. The U.S. Patent Office has granted those petitions and we filed our Patent Owner’s Responses laying out the arguments regarding the validity of the patents in those granted proceedings. The Oral Hearing is scheduled for October 30, 2015. Based on the IPRs, Quantum filed a motion to stay the litigation pending the IPR proceedings, which was granted by the court. If the patents are found partially or entirely invalid during the IPR proceedings, we may be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

Quantum v. Crossroads

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that our StrongBox product infringes a patent owned by Quantum. This lawsuit was filed only months after we filed our lawsuit against Quantum claiming infringement of our patents. We believe we have meritorious legal positions and will represent our interest vigorously in this matter. If Quantum is successful in this lawsuit, it could result in us not having all of the patent rights necessary to conduct our business. A scheduling order has been entered in this case and trial is scheduled in February 2016. In addition, Quantum has threatened to file additional inter partes review proceedings against other, as yet unidentified, non-‘972 patents. If Quantum files any such proceedings, and Quantum is successful in any of those proceedings, it could adversely affect our patent rights and result in us not having all of the patent rights necessary to conduct our business.

Dot Hill v. Crossroads

On June 29, 2015, Dot Hill filed a lawsuit in the U.S. District Court for the District of Colorado alleging that our StrongBox product infringes a patent owned by Dot Hill. We believe we have meritorious legal positions and will defend our interests vigorously in this matter. If Dot Hill is successful in this lawsuit, it could result in the Company not having all of the patent rights necessary to conduct the Company’s business. We have filed a response to the complaint and a scheduling conference is set for September 2015.

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

In January 2015, the Company issued an aggregate of 67,781 shares of common stock as a dividend to the holders of its Series F Preferred Stock.

In July 2015, the Company issued an aggregate of 84,265 shares of common stock as a dividend to the holders of its Series F Preferred Stock.

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

CROSSROADS SYSTEMS, INC.

September 14, 2015	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

September 14, 2015	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Accounting Officer)

