Form 10-K
period 2015-10-31
CROSSROADS SYSTEMS INC
filed 2016-01-13
CIK 1093207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-15331

CROSSROADS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2846643
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11000 North Mopac Expressway, Suite 150	78759
Austin, TX
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of April 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $2.42 per share on the Nasdaq Capital Market, was $38,027,669.

24,509,435 shares of Common Stock were outstanding at January 13, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CROSSROADS SYSTEMS, INC.

FORM 10-K

i

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Crossroads,” the “Company,” “we,” “us” and “our” refer to Crossroads Systems, Inc. and its subsidiaries.

Item 1.	Business

Overview

Crossroads Systems, Inc. is a global provider of data storage solutions. Founded in 1996 and based in Austin, Texas, Crossroads develops technology and products that address specific IT challenges, such as cost-effectively storing and protecting business-critical data. Crossroads’ commitment to innovation has resulted in numerous awards and the adoption of our products and technology by leading companies around the world.

Our strategic product focus is on long-term data preservation and protection in markets experiencing high data growth. We currently ship the following products: StrongBox®, StrongBox VM, StrongBox DataManager, StrongBox VSeries Tape Libraries, SPHiNX TM, Read Verify Appliance®, and FileStor HSM. All of our solutions solve storage and data management problems while delivering cost savings and simplicity. Moreover, our products are designed with a scalable architecture, allowing customers to easily purchase additional storage capacity without interrupting their operations. We sell our products through an international network of original equipment manufacturers (OEMs) such as FUJIFILM Recording Media U.S.A., Inc. (Fujifilm), as well as distributors, resellers, and strategic partners.

Over nearly two decades, our engineers have created a strong portfolio of intellectual property assets. These technological innovations have produced patents that have been licensed extensively throughout the storage industry. Since 2000, Crossroads has licensed its patents to over 50 companies and been paid over $61 million for the right to use our valuable technology. Our efforts to license our intellectual property continue as Crossroads’ technological developments become even more widely used in data storage solutions.

Our Direction and Strategy

Our fundamental purpose is to help customers simplify and improve IT operations where access to mission-critical data is key. Our commitment to solving complex data storage problems provides ongoing value to our customers, partners and shareholders. Our objective is to deliver innovative, reliable, and affordable data storage solutions. By doing so, we expect to increase our product revenues and achieve profitability. As we endeavor to gain additional market acceptance of our newest products, we are focused on meeting the needs of our sales channel partners while controlling operating expenses.

Crossroads’ product strategy is guided by the following principles:

•	Solutions must fit existing user workflows without requiring customers to change their behavior
•	Solutions must be easy to use
•	Solutions must be vendor neutral and standards based
•	Solutions must be “future-proof” and allow for seamless upgrades and expansion

Our strategy is to deliver solutions into markets where data is critical to the ongoing operations of the business. Improving the productivity and efficiency of data assets has become a top priority for organizations worldwide. Recent industry research indicates that data is estimated to grow at more than 40% annually, but IT budgets are forecasted to grow at between 5% and 7%. As a result of these opposing forces, many companies lack the essential resources to efficiently manage their growing information assets. Our comprehensive data storage and protection solutions offer alternatives designed to enable customers to easily and cost-effectively store, share, preserve, and protect data while keeping it easily accessible.

Crossroads’ products are a result of the company’s nearly two-decade dedication to innovative problem solving. By investing heavily in research and development, Crossroads has a unique and extensive knowledge of data storage and data management technologies. Therefore, protecting our proprietary technology is an important component of our business strategy. We’ve made break-through advances in data storage and have licensed our technology to more than 50 storage companies. Our patent licensing program has generated over $61 million in revenue since 2000. We will continue to offer licenses to our patents and pursue licensing arrangements with storage companies who use our technology without a license.

Products

Our products are delivered two ways; either as software or as software embedded in an appliance. We also provide post-sale support and offer professional services.

We currently sell the following products:

•	StrongBox — a storage gateway solution that integrates storage tiers and technologies to simplify data management and enable the lowest cost data preservation;

•	StrongBox VM — a software version of StrongBox that runs on VMware ESXi servers;

•	StrongBox DataManager — a software enhancement to StrongBox that provides transparent file migration from primary storage systems, such as NetApp, Windows, Linux, and other servers, into StrongBox. Users gain fluid data movement all from a single, integrated solution;

•	StrongBox VSeries Tape Libraries — paired with the StrongBox or StrongBox VM to provide customers a complete data storage solution. StrongBox VSeries libraries use LTO-6 and LTO-7 tape media, delivering the most scalable, cost-effective, and reliable storage medium available;

•	SPHiNX — a virtual tape system that provides complete data protection to reduce the cost and complexity of data backup and disaster recovery;

•	ReadVerify Appliance (RVA) — proactively monitors tape media usage and the overall health of tape resources; and

•	FileStor HSM — a software solution that provides intelligent file management for policy-based data migration.

Principal Markets and Distribution Channels, Marketing and Customers

We employ an international distribution strategy that utilizes original equipment manufacturers (OEMs), distributors, resellers, and strategic partners (collectively known as partners).

Our approach is to work with partners who offer our products as part of an overall data protection and preservation solution to their customers. Our sales force is responsible for managing key partner and customer relationships. End user customers include universities, government agencies, small businesses, and multinational corporations. Our customers also include storage companies that license our patented technology.

A large portion of our revenue comes from either our licensing campaign or OEM relationships. OEM relationships require several years to mature and must be considered in our time to market requirements. We are party to a software license and distribution agreement with HP whereby we license to HP certain software products and intellectual property rights for use in HP’s products. HP pays us royalties and support fees pursuant to contractual formulas in the agreement. Sales to HP, which include IP license revenue, comprised 37.2% of revenue in fiscal 2015, compared to 36.6% of revenue in fiscal 2014. We expect our HP OEM product and maintenance revenue to continue to decline as HP transitions to HP-proprietary solutions.

In August 2013, we announced an OEM relationship with FUJIFILM Recording Media U.S.A., Inc. (“Fujifilm”), where Crossroads allows Fujifilm to private label the Crossroads StrongBox product. The private label relationship is designed to allow Fujifilm to offer its customers the StrongBox appliance, marketed by Fujifilm as Dternity, and technology for seamless integration with Fujifilm’s Permivault, a cloud based storage service.

StrongBox and StrongBox VM

The StrongBox appliance is a storage gateway solution that integrates storage tiers and technologies to simplify data management and enable the lowest-cost data preservation. Our product is designed for customers who need scalable storage at the lowest cost to meet specific quality of service (QoS) requirements. The StrongBox appliance can be used as file-based, network-attached storage (NAS) or for object-based storage to support massively scalable data workloads. By fusing high-performance flash and disk with Linear Tape File System (LTFS) tape technology, StrongBox delivers an optimal blend of economy and performance in one simple solution. Nearline (flash/disk) storage keeps data available and deep archiving (tape) ensures the lowest cost for long-term preservation. Our product differentiation is reflected in intelligent and automatic data management that simplifies storage management.

StrongBox VM (virtual machine) delivers all the power of our flagship StrongBox appliance without dedicated hardware. StrongBox VM is also a storage gateway solution that provides protected nearline and archive storage for unstructured data. By combining flash, disk, and LTFS tape into a streamlined, cost-effective storage solution, StrongBox VM helps customers protect data on-site, off-site, or in the cloud. A simple addition to VMWare ESXi servers, StrongBox VM enables organizations to quickly create file and object-based shared storage that supports local, off-site, and distributed storage architectures without requiring dedicated hardware.

StrongBox faces competition primarily from disk and tape vendors. Often, companies use disk for archiving, but as data storage requirements grow, disk storage becomes prohibitively expensive to scale and manage. StrongBox is a lower-cost alternative to expanding disk storage. Companies such as EMC, IBM, Hitachi Data Systems, DDN Storage, and NetApp are competitors. However, we can also partner with these same storage companies in cases where customers use high-performance disk systems but require a lower priced archive tier of storage. This cooperative competition occurs mostly in large data environments where the customer defines the required solution. In smaller data environments, there are a variety of competitors including Zen, StorageDNA, and SGL. Our competitive advantage is based on price, tunable performance, and built-in data protection that disk-based solutions cannot deliver.

Although we believe StrongBox is the best disk and tape based storage solution on the market, there are tape-based solutions that leverage disk caching in similar ways. These include solutions offered by companies like IBM, Quantum, and Spectra Logic. We believe none of them provide tunable performance or allow multiple users to write and read from the system simultaneously, without compromising performance. The higher end competitive products are also generally much more expensive than StrongBox. We also compete at the low end of the market where we may not be the least expensive alternative; however, we believe StrongBox’s features and functionality far outweigh any difference in price. Furthermore, StrongBox offers customers a non-proprietary way to preserve and manage data. In this case, non-proprietary means that StrongBox customers can access their data without the need for proprietary software. This is a key feature desired by our customers and valued by our partners. With StrongBox, customers avoid what is known as ‘vendor lock-in’; a term describing how some storage buyers are trapped by a vendor because data is only accessible if used with certain proprietary software.

Despite the proliferation of public cloud technology, StrongBox is generally not competing with cloud providers such as Amazon Web Services (AWS). Customers in our segment of the market are typically searching for a storage solution for data they specifically do not want stored in the public cloud. Factors that influence decision makers to choose StrongBox over the public cloud include:

•	Cost: The cost to move large files, such as television programs or satellite images, is prohibitive to our prospective buyers. The cost of bandwidth as well as access fees charged by certain cloud providers makes StrongBox less expensive than cloud services. Cloud services may look inexpensive up front, but become prohibitively costly over longer time periods.
•	Security: StrongBox customers value keeping data confined and within their chain of custody, either on site or in a secure second physical location.
•	Difficulty accessing data: StrongBox customers can retrieve stored data quickly, because data is either on internal disk or on tape that can be quickly accessed. Large files stored by public cloud providers may take hours or days to retrieve, thereby creating business challenges for stakeholders.

SPHiNX

SPHiNX is a virtual tape system that enables faster backups and simplified disaster recovery to reduce the cost and complexity of data protection. SPHiNX improves and consolidates backup processes using a single disk-based system that writes data much more efficiently than traditional tape backup. By automating backup processes, SPHiNX allows IT administrators to execute backups seamlessly from one centralized location. A single SPHiNX system can protect multiple servers or remote sites at a central location, simplifying multi-site protection.

SPHiNX competes with traditional providers of tape-based storage systems, such as Oracle, IBM, HP, and Quantum. We also compete with other virtual tape storage companies such as TSI, Falconstor Software, and EMC. Some of our competitors sell, or have announced plans to sell, products and services to connect, protect and secure business-critical data that compete directly with our offerings. Aligning with our corporate commitment to vendor-neutral solutions, SPHiNX can be paired with any third party tape library or disk systems. Most competitors lock customers into expensive, long-term maintenance agreements, forcing them to stay with one vendor. In this scenario, customers cannot continue to use existing hardware or choose the vendor they prefer as requirements change over time. SPHiNX allows customers to expand the system as their needs increase rather than buying large blocks of unnecessary capacity. SPHiNX offers a distinct advantage over traditional tape backup with fast data write speeds and no risk of manual tape handling errors. SPHiNX directly competes with deduplication appliances, but retrieval from SPHiNX is much faster. In 2016, we expect additional product development to further improve our market position.

RVA

Crossroads ReadVerify Appliance (RVA) provides a nonintrusive method for monitoring, validating, analyzing, and reporting on the performance, utilization, and health of the physical tape library environment. On December 11, 2015, Crossroads notified its partners and customers that we would no longer ship RVA after March 11, 2016. In its place, Crossroads will offer a software version of RVA that can run as a virtual machine.

RVA competes primarily with the built-in tape monitoring features that often come with enterprise libraries. There are storage system managers that monitor disk-based storage but the RVA is unique in that it monitors tape drives, media and libraries. Some tape library manufacturers, including Spectra Logic and Oracle, also provide competing tools; however, those solutions only work within a single library and only for a specific library manufacturer. The RVA works across multiple libraries and different manufacturers and provides richer-content trending analysis and reporting details.

Technology Licensing

We generate revenue when companies using our technology agree to pay us either an upfront licensing fee, or a combination of upfront fees and on-going licensing fees for the use of our intellectual property. Our licensing and litigation agreements sometimes include provisions to cross-license patents from other companies, further enhancing our intellectual property assets and product capabilities. The Company’s intellectual property assets are identified in two distinct categories. The first category, known as the ‘972 patent family, consists of 31 patents and pending patents that are primarily concentrated around access controls. The second category, known as the non-’972 patents, consists of 134 patents and pending patents that are primarily directed to five product families: optimizing command processing, enabling interoperability, managing networks, enhancing tape libraries, and improving data systems. These product families are described in more detail below.

The ‘972 Patent Family

The ‘972 patent family has been the focus of years of litigation and licensing campaigns. As of October 31, 2015, approximately 50 companies have licensed ‘972 patents from Crossroads. Of these, 17 companies licensed our patents without litigation and the remaining companies took licenses as a result of litigation-related settlements. All lawsuits initiated by Crossroads have been filed in the U.S. District Court for the Western District of Texas.

One of the litigated cases in the Western District Court of Texas went through a jury trial. The jury reached a verdict that the asserted patents were valid and infringed by the defendant. The jury awarded damages to Crossroads that consisted of 3% and 5% of product sales as reasonable royalties on two different infringing products made by the defendant. The case was appealed to the U.S. Court of Appeals for the Federal Circuit, and the jury’s verdict was affirmed. In another case, we received a default judgment against the defendant and were entitled to an award of royalties. Upon request in another case, the U.S. Patent and Trademark Office (the “U.S. Patent Office”) conducted a re-examination of certain patents within the ‘972 Patent Family. The U.S. Patent and Office examined over two hundred prior art references and ultimately re-certified the patentability of the claims of those patents. In the course of our lawsuits to date, the U.S. District Court has construed the meaning of several terms within the claims of the ‘972 patent family and in each instance the rulings were in favor of Crossroads.

We entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), in which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in licenses of the ‘972 patents, 40% of the amounts between $20 and $100 million, and 12% of all licenses above the $100 million in aggregate licensing.

The Non-‘972 Patent Family

Our non-’972 patent family comprises five distinct patent categories:

•	“Optimized Command Processing” relating to techniques for ensuring that data and messages flow smoothly through the network;

•	“Enabling Interoperability” relating to facilitating communication between different protocols and networks;

•	“Managing the Network” relating to methods for diagnosing and correcting network errors;

•	“Enhancing Tape Libraries” relating to enhancing and optimizing operation of tape storage for Storage Area Networks (SANs); and

•	“Improving Data Systems” relating to techniques for optimizing file systems and database usage in SANs.

In connection with a loan from CF DB EZ LLC, an affiliate of Fortress Credit Co LLC with its affiliates (collectively referred to as Fortress) the non-’972 patents were assigned to a limited partnership controlled by Fortress, and are subject to a security interest granted to Fortress in connection with a secured credit agreement entered into with Fortress in July 2013. Certain terms in the Fortress agreement permit us to recover full control of the assets in return for the payment of a monetization call option of up to $2 million dollars. We are evaluating strategic alternatives related to the non-’972 patent portfolio, including the possibility of exercising our rights in the agreement to regain full control of the patents. Crossroads fully paid off all debt obligations under the Fortress Credit Agreement on October 30, 2015.

In November 2013, the Company hired a third-party patent consulting firm to analyze the non-’972 patents. The firm was paid a flat fee and tasked to provide an unbiased, fact-based professional opinion on the monetization potential of the portfolio. This firm determined that the 117 patent assets reviewed comprise 78 patent families and the average remaining life on these patents at that time exceeded 10 years. Certain of the non-’972 patents likely apply to technology that complies with four industry standards. Because these industry standards are widely used, we believe that dozens of companies may have used, or may be using, the technology described in our patents without authority or properly being licensed by Crossroads. The third party analysis estimated that past and future revenues of products that may potentially infringe our non-’972 patents could exceed $82 billion. However, Crossroads can provide no assurances regarding the accuracy of the assumptions underlying this analysis, our ability to recover any royalties or licensing fees relating to these patents, or the timing for any such royalties or licensing fees.

In August 2014, the Company hired an intellectual property law firm to provide consulting services related to Crossroads' non-972 patent portfolio. The firm was asked to validate key assumptions, propose a detailed monetization strategy and timeline, identify potentially infringing companies and products, develop detailed claims charts, and estimate revenue opportunities associated with each potentially infringing company. The firm’s work was completed in 2015.

Crossroads has not yet begun an active licensing program for the non-‘972 patent family. Because we have not developed a strategy, nor identified which potentially infringing companies to pursue, we have not created a budget for litigation or monetization of our non-’972 patent portfolio. Various monetization alternatives available to us include the following:

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

Employees

As of October 31, 2015, we had 46 employees. Of the total employees, 14 were engaged in sales, marketing, and business development; 22 in research and development; and 10 in general and administrative, support and operations functions. None of our employees are represented by a labor union, and we consider current employee relations to be good.

Research and Development

We incurred research and development costs of $4.8 million and $5.7 million in fiscal 2015 and 2014, representing 61.1% and 50.9% of net revenue, respectively. In fiscal 2015, we continued to augment our product lines by providing feature enhancements to our software and hardware platforms.

Our plans for fiscal 2016 include enhancements across our product lines. A particular area of focus will be continued feature and performance evolution for our StrongBox product.

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

Competition

During the 19 years Crossroads has been in business, the competitive pressures have been great. We believe that several companies misappropriated our proprietary technology in the early formative years of the Company, thereby forcing Crossroads to engage in multiple capital raises and legal actions to enforce its intellectual property rights. Today, the worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations that may have substantially greater financial, research and development and sales and marketing resources. From a customer and partner perspective, key competitive factors include product features, reliability, scalability, simplicity, and price. The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure.

Legal Proceedings

The Company is and may become involved in various lawsuits as well as other certain legal proceedings that have not been fully resolved and arise in the ordinary course of business. These are proceedings to which we are a party in our own name or proceedings that have been brought against the Company. Information regarding certain material litigation proceedings is provided in Item 3 “Legal Proceedings” of this Annual Report on Form 10-K.

Properties

We lease approximately 16,200 square feet of office space in Austin, Texas, which serves as our principal executive offices, laboratory, data center, and administrative space. The original lease was effective October 31, 2005, and the term of the lease was recently extended and now expires on March 31, 2020. The extended term of the lease represents a lease commitment of approximately $245,000 per year through the lease term. We also lease a 1,163 square foot sales office in Schwabisch Gmund, Germany. The lease is a month-to-month term, with a 3-month notice of termination clause, and we pay rent of approximately $15,500 per year.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website at www.crossroads.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, our Standards of Professional Practice and Ethical Conduct, Code of Ethics for Senior Management and Financial Employees, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter may be accessed through the website. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Company’s website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.

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

Risks Related to Our Business, Industry and Financial Condition

A large percentage of our sales come from a few customers, some of whom are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top three customers in fiscal 2015 represented 54.1% of total revenue, and HP, our largest customer, represented 37.2% of our total revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. In addition, from time to time these customers have solicited, and may in the future solicit, bids from us and our competitors for products and services we are currently providing, which could reduce or terminate all or a part of our relationship with that customer. If we experience declines in revenue from any of our large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons. Merger and acquisition activity could also increase the risk that large customers reduce or terminate their purchases of our products.

Many of our tape and disk products are primarily incorporated into larger storage systems or solutions that are marketed and sold to end users by our large original equipment manufacturer, or OEM, customers as well as our value added resellers (“VARs”), system integrators (“SIs”), and strategic partners. Because of this, we have limited market access to these end users, limiting our ability to reach and influence their purchasing decisions. These market conditions further our reliance on these OEM and other large customers. Thus if they were to significantly reduce, cancel, or delay their orders with us, our operations could be materially and adversely affected.

We derive much of our revenue from the sales and support of virtual tape servers, and if demand for these systems does not continue, our business, results of operations, and financial condition may be harmed.

We derive much of our revenue from the sales of virtual tape servers and associated customer support and services. As a result, we are vulnerable to fluctuations in demand for these systems, whether as a result of competing technologies and products, the impact of the continuing weakening of U.S. and global economic conditions, decreases or delays in corporate spending for information technologies, product obsolescence, lack of customer acceptance, technological change, customer budgetary constraints or other factors. If demand for our systems does not grow, our business, results of operations, and financial condition would be harmed.

We face significant competition and expect this competition to intensify, which could prevent us from increasing our revenue, reduce our gross margins, and result in the loss of market share.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter. Currently, we face competition from traditional providers of tape-based storage systems as well as a number of established storage companies that offer a variety of different disk-based storage products. Some of our strategic partners currently market products and services that compete with our products. We also compete with a number of emerging hardware and software companies that may become more significant competitors in the future. In addition, at the low-end of our product line, we may compete with other hardware or software providers that incorporate data storage and protection capabilities in their products. New competitive offerings have been recently announced or introduced in our marketplace by our competitors, and we anticipate additional offerings by our competitors may be announced or introduced in 2016. Further, many of our competitors have substantially greater financial, sales and other resources than we do and may in some cases benefit from lower costs than we do. In some cases, they also have more recognizable brands than our own.

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

Our sales cycle varies substantially from customer to customer and future revenues in any period may be lower than our historical revenues or forecasts.

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

We have no control over our customers' pricing of their products and there can be no assurance that licensed products will be competitively priced or will sell in significant volumes. One important requirement for licensed technology is that any premium charged by our customers in the price of their products utilizing our licensed technology over alternatives needs to be reasonable in comparison to the perceived benefits of the products. If the benefits of our technology do not match the price premium charged by our customers, the resulting decline in sales of products incorporating our technology could harm our operating results.

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

Focusing our business model on leveraging OEM and strategic partners with respect to sales of the StrongBox product and intellectual property monetization may not result in anticipated benefits.

As we announced in 2013, we undertook a significant reduction in force and are focusing our strategy primarily on leveraging OEM and strategic partners with respect to the Crossroads StrongBox product and are also focusing our efforts on realizing the value of our intellectual property. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. In particular, these new strategies may not have the business success that we hope for and our reduction in force may not ultimately result in the cost savings that management anticipates. Our strategy may place increased demands on our personnel and could adversely affect our ability to attract and retain talent, and to perform our accounting, finance and administrative functions. If we do not manage these risks successfully, our business and operating results will be adversely affected.

If we lose key personnel or are unable to attract and retain qualified personnel on a cost-effective basis, our business would be harmed.

Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales and research and development departments. Our dependence on attracting and retaining qualified personnel is particularly significant in light of our reduction in force announced in October 2013. Following that reduction in force, we have less redundancy and excess capacity in our workforce, which heightens the risks and potential negative consequences that could result from the departure of certain key management, technical or sales personnel that we may have difficulty replacing.

Competition for qualified personnel in our industry is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. If we were unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business would be harmed.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the year ended October 31, 2015, we derived approximately 15.4% of our revenue from international customers. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Sales to international customers may also result in greater shipping costs and additional expenses to conform our products to the requirements of local laws or local product specifications. As we continue to expand our business internationally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to successfully manage any of these risks could harm our international operations, reduce or delay our international sales, result in fines and penalties, and reduce profitability on a dollar adjusted basis.

We have a history of losses and we may not be able to sustain profitability in the future.

For the years ended October 31, 2015 and 2014, we recorded net losses of approximately $9.0 million and $9.2 million, respectively. We may incur additional losses in future periods. We expect to make significant expenditures related to the development of our business. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. In addition, continued losses may cause us to undertake cost reduction plans. If we undertake cost reduction initiatives or restructuring plans, these plans may adversely impact our operations, may cause us to recognize restructuring or other charges, and may not result in our realizing any or all of the anticipated benefits of these plans.

Our ability to utilize our net operating loss carryforwards (“NOLs”) or recognize tax benefits on future domestic taxable income may be limited.

Our ability to fully utilize our existing NOLs could be limited or eliminated in various ways. (i) if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. An “ownership change” is generally defined as greater than a 50% change in equity ownership by value over a rolling three-year period. We may experience an “ownership change” in the future as a result of changes in our common stock ownership, which would result in a limitation on our ability to utilize our NOLs. (ii) due to changes in federal laws and regulations that could negatively impact our ability to recognize benefits from our NOLs; or (iii). should we not reach profitability or be only marginally profitable prior to the expiration of the NOLs. There can be no assurance that we will have sufficient taxable income to be able to utilize our NOLs prior to their expiration.

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

Developing our products is expensive and our investment in product development may involve a long investment return cycle. For the year ended October 31, 2015, our research and development expenses were approximately $4.8 million, or approximately 61.1% of revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

Efforts to protect our intellectual property rights and to defend claims against us can increase our costs and will not always succeed; any failures could adversely affect revenues and profitability.

Intellectual property rights are crucial to our business, particularly our technology licensing programs. We endeavor to obtain and protect our intellectual property rights in the United States and in selected international markets. Our IP licensing revenue for the year ended October 31, 2015 was $1.0 million, or approximately 12.6% of revenues, and our IP licensing revenue for the year October 31, 2014 was $1.9 million, or approximately 16.8% of revenues. If we experience a decline in revenue from our licensees, as a result of economic conditions, customers’ business performance, or otherwise, we could be materially and adversely affected. We may be unable to retain all of our intellectual property protection. Even if protection is obtained, competitors or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. For example, much of our proprietary technology resides in software that frequently is not publicly available and has prevented and may continue to prevent us from realizing the full value of our intellectual property. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our intellectual property, to the extent they cover technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure we would be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.

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

We are involved in major lawsuits concerning intellectual property and other matters, which are time-consuming and the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. However, the outcome of legal proceedings and claims brought against the Company are subject to great uncertainty, and although we intend to vigorously pursue our claims, there are no guarantees that we can protect our intellectual property rights in our current litigation or related proceedings, settle any of the current litigation actions, prevail in any of the current litigation actions or related proceedings or prevent the unauthorized use of our technology now and in the future. Further, any favorable result we receive at the trial level or at the U.S. Patent Office may be appealed by the other party. Such appeals are expensive and time consuming, resulting in increased costs and, at a minimum, delay in receiving revenue. A successful appeal could overturn entirely any positive result for the company from a trial court or the U.S. Patent Office. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries, trial courts, the U.S. Patent Office or an appellate court.

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

As described above, in connection with a July 2013 secured loan transaction with Fortress, we transferred substantially all of our non-‘972 patents to a limited partnership of which an affiliate of Fortress is the general partner. Fortress generally has the power to manage, control and conduct the business and affairs of the partnership. While the limited partnership agreement gives us the right to consent to certain actions, as a limited partner we do not control the partnership and have a limited ability to direct any licensing and monetization activities without Fortress’s consent.

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

This partnership may attempt to pursue patent licensing and enforcement activity that may generate revenues for us. However, we cannot predict the success of those efforts or when revenues, if any, are generated. Any efforts to generate such revenues may require us to expend significant monetary resources. Until the Company has exercised its option to repurchase Fortress’s interest in the partnership, any revenues generated from a licensing program will be subject to the revenue sharing agreement defined in the limited partnership agreement. These limitations on our ability to monetize our non-’972 patent family could negatively affect our financial condition and results of operations.

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

The data storage market is characterized by rapid technological change, frequent product and technology introductions, evolving industry standards, industry consolidation, and evolving customer preferences. The introduction of new products by our competitors or us, or new storage market entrants, could render our existing products obsolete or uncompetitive. Additionally, changes in existing technologies could cause demand for our products to decline. For example, if changes in technology result in a significant reduction in the price for hard disk drives, enterprises may not need to utilize information security, data protection, information assurance, business information assurance, business continuity, disaster recovery, data privacy, risk management, fraud prevention, corporate governance and regulatory compliance products or services. One or more new technologies also could be introduced that compete favorably with our products or that cause our products to no longer be of significant benefit to our customers. In addition, because our products work with enterprise backup software applications to transfer and store data in the storage environment, we are dependent on enterprises’ use of these applications for data protection and disaster recovery purposes. If enterprises adopt products or technologies that enable them to protect and recover their data, demand for our products and services could be reduced significantly.

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

To compete effectively, we must continually improve existing products and introduce new ones. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

•	we will introduce new products in the timeframe we forecast;
•	we will not experience technical, quality, performance-related, or other difficulties that could prevent or delay the introduction and market acceptance of new products;
•	our new products will achieve market acceptance and significant market share, or that the markets for these products will continue or grow as we have anticipated;
•	our new products will be successfully or timely qualified with our customers by meeting customer performance and quality specifications which must occur before customers will place large product orders; or
•	we will achieve high volume production of these new products in a timely manner, if at all.

If we are not successful in timely completion of our new product qualifications and then ramping sales to our key customers, our revenue and results of operations could be adversely impacted. In addition, if the quality of our products is not acceptable to our customers, this could result in customer dissatisfaction, lost revenue, and increased warranty and repair costs.

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

We deliver some of our products, both through our resellers and directly to end-users, installed on third party hardware. If the hardware does not function properly, our support costs will go up. We will have to arrange or pay for the repair or replacement of the broken hardware and we may have to increase the size of our support operations. Hardware reliability issues could also result in reputational harm to our company and could cause partners and end-users to refuse to make purchases from us, even if our software products function properly.

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

On July 22, 2015, we received a written notification from the Nasdaq Listing Qualifications Department indicating that the Company did not satisfy the minimum $35 million in market value of listed securities requirement for continued listing on the Nasdaq Capital Market for the prior 30 consecutive business days, or the alternative requirement of $2.5 million in stockholders’ equity as of its most recent periodic report, as set forth in Nasdaq Listing Rule 5550. Nasdaq has granted the Company a 180-day period to evidence compliance with the $35 million market value of listed securities requirement, through January 19, 2016. If the Company does not regain compliance by the deadline, the Company could be subject to delisting or suspension action.

If our common stock is delisted from the Nasdaq Capital Market, your ability to transfer or sell your shares of common stock may be limited and the market value of common stock may be materially adversely affected as a result of lower trading volumes or trade delays. Further, delisting from Nasdaq could also result in negative publicity, adversely affect our ability to raise additional capital, adversely affect the market liquidity of our securities, affect our ability to meet our liquidity needs and diminish investor, business partner and employee confidence.

We face a challenging liquidity environment and may require additional financing, which could be difficult to obtain on favorable terms or at all. Our failure to obtain necessary financing or doing so on unfavorable terms could adversely affect our results of operations.

We have historically relied on outside financing, cash flows from operations, and IP licensing and settlement revenue to fund our operations, capital expenditures and expansion. We currently face a difficult liquidity environment, and expect to require significant capital expenditures as we continue to introduce StrongBox into the marketplace. Expected revenue from our StrongBox product has been slower to materialize than expected, limiting our cash provided by operations from sales of StrongBox. We also may require additional capital from equity or debt financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or pursue our intellectual property monetization strategy.

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

Except as required by the terms of our preferred stock, any payment of future dividends on our securities will be at the discretion of the board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. In addition, our credit agreement with Fortress prohibits us from paying cash dividends, making distributions or payments or redeeming, retiring or purchasing any of our capital stock and our shares of convertible preferred stock have dividend rights that rank senior to our common stock and include a covenant limiting our ability to pay dividends while at least 20% of the currently issued convertible preferred stock is outstanding. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment.

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

Our executive officers and directors, together with our largest shareholders, beneficially own a majority of our common stock as of January 7, 2016. As a result, these persons may be able to exercise significant influence over the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our charter or bylaws and the approval of mergers and other significant corporate transactions.

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

These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	the rights of the holders of our convertible preferred stock to elect one director;
•	the rights of the holders of our convertible preferred stock to approve certain transactions and corporate actions;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	the requirement that a special meeting of stockholders may be called only by our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

We adopted a tax benefits preservation plan, designed to preserve the value of certain income tax assets, primarily tax NOLs, which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.

On May 23, 2014, we adopted a tax benefits preservation plan (the “Tax Benefit Preservation Plan”). The Tax Benefit Preservation Plan is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of our outstanding common stock (including shares of Series F Convertible Preferred Stock) without the approval of the Board. The Tax Benefit Preservation Plan may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of our common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire us. These factors may depress the market price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For a discussion of our properties, please read “Business — Properties” in Part I, Item 1 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 3.	Legal Proceedings

The Company is and may become involved in various lawsuits as well as other certain legal proceedings that have not been fully resolved and arise in the ordinary course of business. These are proceedings to which we are a party in our own name or proceedings that have been brought against the Company. Information regarding certain material proceedings is provided below and the possible effects on our business of proceedings we are defending is disclosed in Item 1A. “Risk Factors”, under the heading Litigation, Regulation, and Business Risks Related to our Intellectual Property, and is incorporated by reference herein.

Patent Litigation Proceedings

We have a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

•	A “ Markman hearing ” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether a finding of infringement and validity are made by the Court or by the jury at trial. The earliest we expect a ruling on any Markman hearing is approximately five months after the hearing.

•	An “ Inter Partes Review (IPR)” is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on our patent rights. Inter partes review, if granted, is typically a twelve- to eighteen-month process.

Crossroads v. Dot Hill

On September 11, 2013 we filed a lawsuit against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against us by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman order (the “Markman Order”) construing the claims in a manner favorable to us and issued an order staying the case pending resolution of the IPR proceedings. If the patents are found partially or entirely invalid during the IPR proceedings, we might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with our claims of infringement.

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

During the time we were pursuing the potential infringers of the ‘972 patent family, we gave companies with potentially infringing products the opportunity to license the Company’s proprietary technology. For example, NetApp was first given notice of potential infringement in 2004. Cisco was first given notice of potential infringement in 2002. Quantum has been on notice of its potential infringement since 2006. Oracle acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts throughout the years to negotiate licenses to the ‘972 patent family, these companies refused and left us with no alternatives but litigation. We believes these companies (and companies they have acquired) have been illegally using Crossroads’ proprietary technology and that the potential compensatory damages could be in excess of $200 million, which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and we can provide no guarantees of success, we believe the infringement by most of these companies has been prolonged and potentially willful.

In response to the lawsuits brought by Crossroads, collectively these defendants filed nineteen inter partes review petitions with the U.S. Patent Office to challenge the validity of the patents asserted by us in these lawsuits. The U.S. Patent Office instituted review of six of the petitions, granted joinder in four of the petitions and denied review of the remaining nine petitions. The first of the petitions were filed only months after we filed lawsuits against these parties and years after they were made aware of their potential infringement. If the patents are found partially or entirely invalid during these inter partes review proceedings, we might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with our claims of infringement. We believe the Company has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. In accordance with the schedule set by the U.S. Patent Office, the oral hearings for the IPRs were conducted on October 30, 2015 and the final decisions for the instituted IPRs are expected to be completed by April 8, 2016, if not sooner.

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

We filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable us. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Oracle. The U.S. Patent Office granted four of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. If the patents are found partially or entirely invalid during the IPR proceedings, we might be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Cisco. The U.S. Patent Office granted those petitions. Based on the IPRs, Cisco filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. If the patents are found partially or entirely invalid during the IPR proceedings, we might be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. NetApp filed seven petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. If the patents are found partially or entirely invalid during the IPR proceedings, we might be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Quantum filed three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. If the patents are found partially or entirely invalid during the IPR proceedings, we might be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

Quantum v. Crossroads

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that our StrongBox product infringes a patent owned by Quantum. On November 23, 2015, the parties settled the case.

Dot Hill v. Crossroads

On June 29, 2015, Dot Hill filed a lawsuit in the U.S. District Court for the District of Colorado alleging that our StrongBox product infringes a patent owned by Dot Hill. We believe we have meritorious legal positions and will defend our interests vigorously in this matter. If Dot Hill is successful in this lawsuit, it could result in us not having all of the patent rights necessary to conduct the Company’s business. The case is ongoing and the Court has proposed the Markman Hearing be conducted July 20, 2016. The Court has not yet set a trial date.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low sales prices for our common stock, which has been listed on the Nasdaq Capital Market for all periods presented.

	High	Low
Fiscal Year Ended October 31, 2015
Fourth Quarter	$1.57	$0.95
Third Quarter	$2.50	$1.19
Second Quarter	$3.05	$2.07
First Quarter	$2.95	$2.16

Fiscal Year Ended October 31, 2014
Fourth Quarter	$3.10	$1.80
Third Quarter	$3.71	$1.62
Second Quarter	$3.00	$2.02
First Quarter	$3.45	$1.00

On January 12, 2016, the last reported sale price of our common stock on the Nasdaq Capital Market was $1.00 per share. As of January 12, 2016, there were 24,509,435 shares of our common stock outstanding held by 233 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors and stockholders had previously approved our 1999 Stock Option/Stock Issuance Plan and our 2010 Stock Incentive Plan. Except as listed in the table below, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of October 31, 2015 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,111,896	$1.86	563,616
Equity compensation plans not approved by security holders	-	-	-
Total	4,111,896	$1.86	563,616

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

Forward-Looking Statements

Various statements contained in or incorporated by reference into this annual report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this annual report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and in Item 1A “Risk Factors”, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

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

All forward-looking statements involve risks, assumptions and uncertainties. The occurrences of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results. These risks, assumptions and uncertainties are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. In light of these risks, uncertainties and assumptions, the forward-looking events might not occur.

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

We introduced our Crossroads StrongBox product, an enterprise-level NAS solution based on tape for long-term data protection and preservation. We believe StrongBox is the first fully portable, open-standard, online all-the-time data storage vault that meets the cost, life expectancy and scalability requirements for companies needing to solve their long-term data repository needs.

We deliver our current offerings to the market either as hardware appliances or Virtual Machine (VM) software. This strategy provides our customers the flexibility to choose the appropriate hardware or software platform needed to meet the requirements of their storage environment.. We believe this strategy provides customers with low-cost, high performance solutions that can be quickly installed with minimal disruption.

Substantially all of our current products have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years. We mainly sell these products through a network of OEMs, SIs, VARs, and other strategic partners.

IP Licensing Campaign Focus

We continue to realize revenue from existing intellectual property, or IP, licensees with go-forward royalties derived from the ‘972 patent family. We maintain an active licensing program related to the ‘972 family, which has been licensed to over 50 leading storage industry companies. We pursue licensing fees for past shipments and recurring licensing fees related to ongoing shipments. In some cases we are required to litigate where we believe other companies are infringing our patents. Historically, these cases have generally been settled quickly as we engage in business discussions with the opposing parties; however, one or more of the litigants may pursue their defense to greater lengths, which would require higher expenses to continue the lawsuit. Our IP licensing revenue for the fiscal year ended October 31, 2015 was $1.0 million, or approximately 12.6% of revenues.

In July 2013, we entered into a loan transaction with Fortress Credit Co LLC that was later assigned to CF DB EZ LLC, each an affiliate of Fortress Investment Group LLC, which included the formation of a partnership controlled by Fortress to which we assigned all of our existing and issued patents and applications other than our patents in the ’972 family. This partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents, but we are unable to predict at this time when or if such efforts may commence or, if they do, whether they will be profitable. Certain terms in the Fortress agreement permit us to buy out the Fortress partnership interest and return all of the rights to the assigned non-’972 patent rights to ourselves in return for the payment of a monetization call option of up to $2 million dollars. We intend to periodically monitor and assess the viability and the value to us of such a buyout. Crossroads fully paid off all debt obligations under the Fortress Credit Agreement on October 30, 2015.

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

October 30, 2015, we entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), in which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in licenses of the ‘972 patents, 40% of the amounts between $20 and $100 million, and 12% of all licenses above the $100 million in aggregate licensing. We are restricted to making only payments of the Fortress debt, and approved legal expenditures with the consideration received. During fiscal year 2015, we paid $2.7 million to Fortress to relieve all remaining obligations of the company, and $1.1 million in legal expenses. $3.8 million was recognized as other income, and $6.2 million is held in deferred revenue and restricted cash.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 46 and 48 employees as of October 31, 2015, and October 31, 2014, respectively. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

For established products and post-contract support (“PCS”), we determine fair value based on VSOE, which consists of the prices charged when these services are sold separately.

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

Impairment of Long-lived Assets

We apply judgment when reviewing long-lived assets for impairment. We apply judgment when evaluating potential impairment indicators. Indicators we consider include adverse changes in the business climate that could affect the value of our long-lived assets, changed long-term economic outlook including downward revisions in our revenue projections, negative current events, decreases or slower than expected growth in sales of products and relative weakness in customer channels.

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

Results of Operations

Year Ended October 31, 2015 Compared to the Year Ended October 31, 2014

Revenue.   Total revenue decreased $3.3 million, or 29.9%, to $7.8 million for the year ended October 31, 2015 from $11.1 million for the year ended October 31, 2014.

Product revenues for the year ended October 31, 2015 decreased $1.5 million, or 37.4%, to $2.5 million compared with $4.0 million for the year ended October 31, 2014 due primarily to a decrease in revenue from SPHiNX of $0.9 million, due to reduced royalties received from an OEM partner, and a decrease in revenue from our StrongBox product of $0.6 million, as a result of reduced marketing of the product, reducing direct sales volumes in both the U.S. and Europe during the year.

IP license, royalty and other revenue consists of the following for the years ended October 31, 2015 and 2014:

	Years Ended October 31,
	2015	2014
	(in thousands)
IP license revenue	$983	$1,874
HP royalty and PCS service revenue	2,759	3,428
PCS and other service revenue (non-HP)	1,544	1,799
IP license, royalty and other revenue	$5,286	$7,101

IP license, royalty and other revenues for the year ended October 31, 2015 decreased $1.8 million, or 25.6%, to $5.3 million compared with $7.1 million for the year ended October 31, 2014.

IP license revenue decreased $0.9 million as a result of reduced ongoing royalties from certain licensees for the year ended October 31, 2015. HP royalty and PCS service revenue decreased $0.7 million for the year ended October 31, 2015, due to decreasing royalties for legacy router shipments, and reduced support for our SPHiNX product which HP is actively moving to their new platform. PCS and other service revenue (non-HP) decreased $0.3 million primarily due to revenue recognized from the Iron Mountain (“IRM”) contract during the year ended 2014 which did not continue in the fiscal year ended 2015.

Cost of Revenue.   Cost of revenue decreased $0.1 million, or 1.9%, to $2.0 million for the year ended October 31, 2015 from $2.1 million for the year ended October 31, 2014. Product costs decreased $0.2 million for the year ended October 31, 2015 from the year ended October 31, 2014, due to decreased product revenue for the fiscal year. IP license, royalty and other costs increased $0.2 million for the year ended October 31, 2015 to $1.3 million from $1.1 million for the year ended October 31, 2014, due to increased cost of sales relating to a new license agreement during the year.

Sales and Marketing. Sales and marketing expenses decreased $0.5 million, or 13.2%, to $3.2 million for the year ended October 31, 2015 from $3.7 million for the year ended October 31, 2014. This decrease was primarily due to decreased payroll and benefits, including stock based compensation, of approximately $0.4 million, and a decrease in commissions of approximately $0.1 million.

Research and Development. Research and development expenses decreased $0.9 million, or 15.7%, to $4.8 million for the year ended October 31, 2015 from $5.7 million for the year ended October 31, 2014. This decrease was due to decreased payroll and benefits expenses, including stock based compensation, of approximately $0.5 million, depreciation of approximately $0.2 million, consulting and outside labor of approximately $0.1 million, and professional fees of approximately $0.1 million.

General and Administrative.  General and administrative expenses increased $4.1 million, or 77.2%, to $9.3 million for the year ended October 31, 2015 from $5.2 million for the year ended October 31, 2014. The increase was due to increases in professional and legal services of approximately $4.2 million, partially offset by a decrease in payroll and benefits expenses, including stock based compensation, of approximately $0.1 million. The professional fees are in connection with the increased activity in patent and IP litigation ongoing throughout the year.

Gain on settlement.  Gain on settlement decreased $1.0 million, or 100.0%, for the year ended October 31, 2015 from $1.0 million for the year ended October 31, 2014. The gain was due to the bifurcation of the payment received from IRM between amounts received for work performed on the development of the product, and a gain from settlement. We recorded the amounts attributable to development as services revenue, and the gain on settlement was reflected as a reduction in operating expenses.

Interest expense.  Interest expense decreased $0.4 million, or 50.0%, to $0.4 million for the year ended October 31, 2015 from $0.8 million for the year ended October 31, 2014. The decrease was due to lower average outstanding borrowings during the fiscal year 2015 compared to 2014.

Amortization of debt discount and issuance costs.  Amortization of debt discount and issuance costs expense decreased $0.2 million, or 16.7%, to $1.0 million for the year ended October 31, 2015 from $1.2 million for the year ended October 31, 2014. The amortization relates to the borrowings drawn from Fortress during 2013, and the decrease is due to the reduced calculated amortization based on lower average outstanding balances of Fortress debt.

Change in value of derivative liability.  The change in value of derivative liability was $0 for the year ended October 31, 2015, and an expense of $2.8 million for the year ended October 31, 2014. The change is due to the periodic revaluation of the warrants issued in connection with the Series F preferred shares sold during fiscal year 2013. Upon the expiration of the full ratchet anti-dilution provisions on the one-year anniversary of the March 2013 private placement, the Company reclassified the preferred stock and warrants back to permanent stockholders' equity. The derivative liability associated with the warrants was removed and recorded as a positive change in derivative liability in the statement of operations. No activity occurred in fiscal year 2015.

Other Income.  Other income was $3.8 million for the year ended October 31, 2015, and $40,000 for the year ended October 31, 2014. The $3.8 million recorded in fiscal year 2015 was the amount recognized in connection to the partial IP revenue stream sale to the Techquity led investment group during the fourth quarter of 2015 (as described in “Liquidity and Capital Resources” below). In 2014, the amount was a gain on sale of fixed assets.

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our lease obligations, and our working capital needs. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash and cash equivalents provided by operations (including IP licensing) and customer reimbursed expenses, proceeds from the sale of our common stock or preferred stock, debt instruments, and exercises of options or warrants. Expected revenue from our StrongBox product has been slower to materialize than expected, due in part to its longer selling cycle and in part to the time required to establish and train an effective network of sales partners. We may require additional capital from equity or debt financings to fund our operations or respond to strategic opportunities.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Year Ended October 31,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$1,264	$(3,694)
Net cash used in investing activities	(226)	(5)
Net cash provided by financing activities	5,841	862
Change in cash and cash equivalents	6,846	(2,849)
Cash, cash equivalents, and restricted cash, end of period	11,792	4,946

Net cash provided by operating activities increased $5.0 million from a use of cash of approximately $3.7 million in the year ended October 31, 2014 to providing approximately $1.3 million in cash in the year ended October 31, 2015. Net loss for the year ended October 31, 2015 decreased approximately $0.2 million from $9.2 million for the year ended October 31, 2014 to $9.0 million for the year ended October 31, 2015, due to lower sales volumes and higher professional expenses, being partially offset by other income of $3.8 million recorded from the partial sale of our IP revenue stream. Included in the 2015 net loss were non cash adjustments for stock based compensation for $1.0 million, amortization of debt discount for $1.0 million, and depreciation for $0.4 million. Cash provided by operating activities were also affected by an increase in deferred revenue of $6.4 million as a result of the deferral of revenue from the partial sale of our IP revenue stream, an increase in accounts payable and accrued expenses by $0.8 million due to IP legal fees to be paid, a decrease in accounts receivable of $0.5 million, and a decrease in prepaid expenses of $0.2 million. Included in the October 31, 2014 net loss were non-cash adjustments for the loss on derivative liability of $2.8 million, which was $0 for the year ended October 31, 2015.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, our capital needs in our research and development efforts. Net cash used by investing activities was $0.2 million in the year ended October 31, 2015 compared to $5,000 in cash used by investing activities during the year ended October 31, 2014. In the year ended October 31, 2015, and 2014, the entire use of cash related to the purchase of property and equipment, net of sales of surplus property, of which increased in the year ended October 31, 2015.

Cash flows provided by financing activities for the year ended October 31, 2015 was $6.0 million. Proceeds from the sale of common stock, and exercise of options amounted to approximately $11.1 million, offset by the repayment of debt of $5.3 million. Cash provided by financing activities for the year ended October 31, 2014 was $0.9 million, primarily from the sale of common stock, and exercise of options of $5.5 million, offset by the repayment of debt of $4.6 million.

Financing Arrangements

Fortress Loan Transaction and Related Warrants. Effective July 22, 2013, we entered into a Credit Agreement with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (such affiliates collectively, “Fortress”) that provides for aggregate term loan commitments of up to $10.0 million, consisting of a term loan A (“Term Loan A”) in the principal amount of $5.0 million and a term loan B (“Term Loan B” and, together with Term Loan A, the “Term Loans”) in the principal amount of $5.0 million. We drew down the full $10.0 million of both Term Loans on July 24, 2013. The obligations under the Credit Agreement are secured by, among other things, substantially all of our assets. In connection with our entry into this loan transaction with Fortress, we transferred 109 pending or granted non-’972 patents, which constitute substantially all of our patents other than those relating to our ’972 patent family, to a limited partnership of which we are a limited partner and of which an affiliate of Fortress is the general partner. The limited partnership concurrently provided us with a non-exclusive license to the assigned non-’972 patent rights for the life of such patents, subject to earlier termination if we undergo an insolvency event.

All obligations under the Fortress Credit Agreement were repaid on October 30, 2015.

As a condition to and in connection with the Credit Agreement, we issued a warrant (the “Fortress Warrant”), pursuant to which Fortress is entitled to purchase 1,454,545 shares of our common stock. The Fortress Warrant is exercisable and will expire on the seventh anniversary of the effective date of the Fortress transactions. These warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if we issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrants, which is initially $2.0625 per share, then the exercise price of the warrants will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share we received for the new issue or deemed issue of the additional shares of common stock. In January 2014, the Company and Fortress agreed to amend the warrant to remove this full-ratchet anti-dilution provision.

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

The Series F Preferred Stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes for issuance up to 4,500,000 shares of Series F Preferred Stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of Series F Preferred Stock to convert the Series F Preferred Stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing notice of such increase or decrease to us. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date (as defined in the Certificate of Designation) are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director. As of the date hereof, 78% of the aggregate number of shares of Sub-Series F-1 are outstanding, as a remainder have been voluntarily converted into common stock at the option of the holders. Therefore, the holders of Sub-Series F-1 shares are entitled to elect one director to our board of directors. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. The holders of shares of the Series F Preferred Stock are entitled to a liquidation preference equal to the original issuance price plus accrued and unpaid dividends.

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

Each unit consists of one share of our common stock, par value $0.001 per share, and a warrant to purchase one-half of a share of common stock, at a weighted average exercise price of $2.45 per whole share.

2015 Common Stock Offering

On January 27, 2015 we sold 3,071,739 units at $2.30 per unit for gross proceeds of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.  Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.5 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 2.5 years.  The warrants are exercisable upon the six-month anniversary of issue, and expire January 31, 2020. As of October 31, 2015, there were 1,993,664 warrants outstanding. We will use the net proceeds of this offering for general working capital purposes.

2015 Common Stock Rights Offering

On July 29, 2015, the Company closed a subscription rights offering for the Company’s common stock. The Company completed the rights offering through the distribution to its common and preferred stock holders, who subscribed, to purchase shares of the Company's common stock at $1.25 per share, subject to certain protection mechanics in place to preserve the Company's ability to utilize its NOLs.

The offering allowed each holder to buy 1/3 of a common share, for each common and preferred share owned on the record date. The Company sold 4,479,998 shares for aggregate gross proceeds of approximately $4.9 million. Expenses incurred to complete the offering amounted to approximately $0.4 million.

IP Revenue Stream Sale

On October 30, 2015, we entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), in which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in licenses, settlements or other awards related to the ‘972 patents, 40% of the amounts between $20 and $100 million, and 12% of all amounts above the $100 million in aggregate licensing, settlements or other awards. We are restricted to making only payments of the Fortress debt, and approved legal expenditures with the consideration received. During fiscal year 2015, the Company paid $2.7 million to Fortress to relieve all remaining obligations of the Company, and $1.1 million in legal expenses. $3.8 million was recognized as other income, and $6.2 million is held in deferred revenue and restricted cash.

Recent Accounting Pronouncements

During November 2014, the FASB issued ASU 2014-16 Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”).  ASU 2014-16 does not change the current criteria in generally accepted accounting principles (“GAAP”) for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  These changes are not expected to have a material impact on the its consolidated financial statements.  This could impact the accounting for future hybrid financial instruments issued by the Company.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2015.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of January 13, 2016.

Name	Age	Position
Richard K. Coleman, Jr.	59	President, Chief Executive Officer and Director
Brian Bianchi	49	Chief Operating Officer
David Cerf	50	Executive Vice President of Strategy and Business Development
Jennifer Ray Crane	44	Chief Financial Officer
Mark Hood	51	Executive Vice President of Corporate Development
Jeffrey E. Eberwein	45	Director, Chairman of the Board of Directors
Robert G. Pearse	56	Director
Don Pearce	72	Director
Galen Vetter	64	Director

Richard K. Coleman, Jr. has served as a director since April 2013 and as President and Chief Executive Officer since May 2013. Mr. Coleman is a private investor and technological advisor. His Company, Rocky Mountain Venture Services (RMVS) has helped technology companies plan and launch new business ventures and restructuring initiatives since 1998. He has served in a variety of senior operational roles including CEO of Vroom Technologies, COO of MetroNet Communications, and President of US West Long Distance and has also held significant officer level positions with Frontier Communications, Centex Telemanagement, and Sprint Communications culminating in his appointment to lead its Technology Management Division. Mr. Coleman began his career as an Air Force Telecommunications Officer managing Department of Defense R & D projects. He has served as an Adjunct Professor for Regis University’s Graduate Management program and is a guest lecturer for Denver University, focusing on leadership and ethics. Mr. Coleman has served on a number of private, public, and non-profit boards and currently serves on the boards of directors of Ciber, Inc. (NYSE:CBR), a leading global information technology company, since April 2014, where he also serves on the Nominating/Corporate Governance and Audit Committees, and Hudson Global, Inc. (NASDAQ:HSON), a worldwide provider of highly specialized professional-level recruitment and related talent solutions, since May 2014, where he Chairs the Compensation Committee and also serves on the Nominating/Corporate Governance and Strategic Planning Committees. In addition to his prior board experience with a variety on non-profit and private companies, Mr. Coleman previously served on the boards of NTS, Inc., a broadband services and telecommunications company (2012 until its sale in 2014); Aetrium Incorporated, a manufacturer of electromechanical equipment used in the handling and testing of semiconductor devices (2013 – 2014); and On Track Innovations Ltd., one of the pioneers of cashless payment technology (2012 – 2014). Mr. Coleman holds a B.S. Degree from the United States Air Force Academy, an M.B.A. from Golden Gate University, and is a graduate of the United States Air Force Communications Systems Officer School. We believe Mr. Coleman’s qualifications to serve on our board of directors include his successful leadership track record, particularly in start-up and turnaround situations, and his extensive expertise and experience in technology-related industries.

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

Jennifer Ray Crane has served as our Chief Financial Officer since November 2008. Ms. Crane joined Crossroads in 2003 as Financial Controller and currently leads our financial team. Prior to joining us, Ms. Crane held senior positions at Deloitte&Touche LLP and PriceWaterhouse Coopers LLP, as well as industry positions. Ms. Crane is a Certified Public Accountant licensed in the state of Texas. She is also an active member of the Financial Executive Institute (FEI) association as well as the American Institute of Certified Public Accountants (AICPA) and holds a Bachelor of Business Administration from the University of Texas at Austin.

Mark Hood has served as our Executive Vice President of Corporate Development since February 2015 and previously served as Executive Vice President of Corporate Communications from January 2013 to January 2015. From 2009 - 2013, Mark was founder and CEO of MCH Advisors, and helped early stage technology clients design and launch sales and marketing programs in high-growth markets. From 1995 to 2009, Mark was CEO of Network Consulting Services, a master sales agency he launched to integrate services from multiple telecommunications companies. Mark also held Series 7, 65, and 66 securities licenses and served as General Partner of two equity investment funds. Mark earned a BA in Marketing from Sam Houston State University and an MS in Technology Commercialization from The University of Texas at Austin, McCombs School of Business.

Jeffrey E. Eberwein has served as a director since April 2013, as the Chairman of our board of directors since our 2013 annual meeting of stockholders in June 2013, and as a member of the Compensation and Corporate Governance Committees, and served as the Chairman of the Audit Committee until April 2014. Mr. Eberwein has 23 years of Wall Street experience and is the Founder and CEO of Lone Star Value Management, LLC (“LSVM”), a U.S. registered investment company. Prior to founding LSVM in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Since that time he has served and continues to serve on the board of several publically traded companies. Mr. Eberwein serves as Chairman of the Board of Digirad Corporation, a Nasdaq-listed medical imaging Company where he serves on the Compensation and Strategic Advisory Committees, and previously served on the Corporate Governance Committee. Mr. Eberwein also currently serves as Chairman of the board of ATRM Holdings, Inc., a modular building company. On this board he previously served on the Compensation and Nominating/Corporate Governance Committees. Additionally, Mr. Eberwein serves on the board of Hudson Global Inc. (“Hudson”), a Nasdaq-listed global recruitment company, as Chairman of the board since June 2015 and as a director since May 2014. He also serves on Hudson’s Audit, Compensation, Nominating/Corporate Governance, and Strategic Planning Committee. Moreover, Mr. Eberwein since May 2015 has served as Chairman of the Board of Ameri Holdings, Inc., an IT services company, where he also serves on the Compensation and Nominating/Corporate Governance Committees. In addition, since April 2015, Mr. Eberwein has served as a director of Novation Companies, Inc., where he currently serves on the Nominating/Corporate Governance, Compensation, and Investment Committees. Mr. Eberwein, from May 2012 to May 2013, served on the board of directors of Goldfield Corporation, a NYSE MKT-listed company in the electrical construction industry, where he served on the audit committee.  Additionally, from December 2012 until a sale to a private equity firm was completed in June 2014. Mr. Eberwein served on the board of directors of NTS, Inc., a NYSE MKT-listed broadband services and telecommunications company, where he served on the Compensation and Nominating/Corporate Governance Committees. Mr. Eberwein also served on the board of directors of On Track Innovations Ltd., a Nasdaq-listed smart card company, from December 2012 to March 2014 where he served as Chairman of the Compensation Committee and on the Audit Committee. Mr. Eberwein served on the board of Hope for New York, a 501(c)3 organization dedicated to serving the poor in New York City from 2011 until 2014 where he was treasurer and on the executive committee. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin.

Robert G. Pearse currently serves as a Managing Partner at Yucatan Rock Ventures, a firm he co-founded in 2004, where he specializes in technology investments and consulting. Mr. Pearse serves as a director for Aviat Networks, Inc (NASDAQ:AVNW) and member of the Compensation Committee and Nominating & Governance Committee since 2014. Mr. Pearse serves as a director for Ameri Holdings, Inc. (OTC:AMRH), Chairman of the Compensation Committee and member of the Audit Committee since 2015. Mr. Pearse serves as director for Novation Companies, Inc. (OTC:NOVC), Chairman of the Compensation Committee, and member of the Audit Committee since 2015. Mr. Pearse serves as a director for Crossroads Systems, Inc (NASDAQ:CRDS), Chairman of the Compensation Committee, and member of the Audit Committee and Nominating & Governance Committee since 2013. He previously served as vice president of Strategy and Market Development at NetApp, Inc., a computer storage and data management Company, from September 2005 to August 2012. Before joining NetApp in 2005, Mr. Pearse co-founded Yucatan Rock Ventures and served as a managing partner from January 2004 to September 2005. Prior to that, Mr. Pearse spent approximately 17 years in leadership positions at Hewlett-Packard, most recently as the vice president of Strategy and Corporate Development from 2001 to 2004. His professional experience also includes positions at PriceWaterhouseCoopers LLP, Eastman Chemicals Company, and General Motors. Mr. Pearse earned a Master of Business Administration degree from the Stanford Graduate School of Business in 1986, and a Bachelor of Science degree in Mechanical Engineering from the Georgia Institute of Technology in 1982. We believe Mr. Pearse’s qualifications to serve on our board of directors include his extensive business development experience as an executive in the enterprise data management industry.

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

Galen Vetter has served as a director since April 2014. He is currently a private investor and professional corporate director.  In his career Mr. Vetter served as president of Rust Consulting, Inc. from December 2008 to May 2012, as global chief financial officer of Franklin Templeton Investment Funds from April 2004 to November 2008 and in numerous roles at McGladrey LLP from June 1973 to March 2004. Since January 2009 Mr. Vetter has served as a member on the Advisory Board of Directors of Land O’Lakes Inc., since 2013 has served as a director of ATRM Holdings, Inc., since 2013 has served as a director of Alerus Financial, Inc., and since 2015 has served as a director of Hill Capital Corporation. Prior Board positions include Clearway, Minnesota ProfitSee, Franklin Templeton France S.A., Franklin Templeton Asset Management S.A., Franklin Templeton International Services S.A., and Franklin Templeton Management LVX S.A. He is a licensed certified public accountant (inactive). Mr. Vetter is a member of the National Association of Corporate Directors, including being Board Leadership Fellow certified. He received his Bachelor of Science degree from the University of Northern Iowa.  We believe Mr. Vetter’s qualifications to serve on our board of directors include his diverse management experience, including financial, analytical, information management, strategy and team development. In addition, our board benefits from Mr. Vetter’s enterprise risk management and international business experience. Both by education and by professional experience, Mr. Vetter has had extensive exposure to analysis of financial statements and financial reporting matters and qualifies as an “audit committee financial expert” under Securities and Exchange Commission guidelines.

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

Independent Directors

Messrs. Eberwein, Pearce, Pearse and Vetter qualify as independent directors in accordance with the listing requirements of The NASDAQ Stock Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.   In addition, our board of directors has concluded that each of Messrs. Pearce, Pearse, and Vetter satisfies the heightened audit committee independence standards set forth in Rule 10A-3 promulgated under the Exchange Act, and each of Messrs. Eberwein, Pearce, and Pearse satisfies Nasdaq listing rules relating to independence for purposes of compensation committee service.

Board Committees

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees each operate under a charter approved by our board of directors. Copies of each committee’s charter are posted on the Corporate Governance section of our website, www.crossroads.com.  Information provided on our website is not incorporated into this Annual Report.

Audit Committee

The members of our Audit Committee are Messrs. Vetter, Pearce, and Pearse. Mr. Vetter chairs the Audit Committee. Mr. Vetter qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our Audit Committee’s responsibilities include:

•	appointing, compensating, retaining and overseeing the work of any public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services;
•	reviewing and discussing with management and the external auditors our audited financial statements;
•	considering the effectiveness of our internal control system;
•	reviewing management’s compliance with our code of business conduct;
•	discussing with management our financial risk management policies;
•	establishing our policy regarding our hiring of employees or former employees of the external auditors and procedures for the receipt, retention and treatment of accounting related complaints and concerns;
•	meeting independently with our external auditors and management;
•	reviewing and approving related person transactions; and
•	preparing the Audit Committee report required by the proxy rules of the SEC

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

The Compensation Committee has determined and reviewed the value and forms of compensation for our named executive officers and other officers based on the committee members’ knowledge and experience, competitive proxy and market compensation information and management recommendations. The Compensation Committee did not engage a compensation consulting firm in fiscal 2015. The Compensation Committee does not delegate its authority to review, determine and recommend, as applicable, the forms and values of the various elements of compensation for executive officers and directors. The Compensation Committee does delegate to Company management the implementation and record-keeping functions related to the various elements of compensation it has approved.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Eberwein, Pearce, and Pearse. Mr. Pearce chairs the Nominating and Corporate Governance Committee.

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

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our senior management and financial employees, including our principal executive officer and principal financial and accounting officer. A current copy of the code is posted on the Corporate Governance section of our website, www.crossroads.com.

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

Based solely on review of copies of the forms received, we believe that, during the last fiscal year, all filings under Section 16(a) applicable to its officers, directors and 10% stockholders were timely, except for one form 4 for each of Mr. Vetter, Mr. Cerf, Mr. Pearse, Mr. Pearce, Mr. Bianchi, Ms. Crane, Mr. Hood and Mr. Eberwein, each of which referred to one transaction.

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Year 2014 and 2015

The following table sets forth the total compensation awarded to, earned by, or paid to Mr. Richard K. Coleman, Jr., Mr. David Cerf and Mr. Brian Bianchi, who are collectively referred to as our “named executive officers,” during the years ended October 31, 2014 and 2015:

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Compensation	Other	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)

Richard K. Coleman, Jr.	2014	275,000	197,500	-	447,553	-	-	920,053
President and Chief	2015	300,000	237,500	-	383,704	-	-	921,204
Executive Officer

David Cerf	2014	250,000	-	54,417	-	27,208	-	331,625
Executive Vice	2015	250,000	-	25,438	21,199	25,438	-	322,075
President of Business and Corporate Development

Brian Bianchi	2014	235,000	-	50,525	-	25,263	3,000	313,788
Chief Operating	2015	235,000	-	23,911	21,199	23,911	1,500	305,521
Officer

(1)	On November 29, 2013, we awarded a cash bonus of $60,000, on March 31, 2014, we awarded a cash bonus of $50,000, on June 4, 2014 we awarded a cash bonus of $45,000, and on September 5, 2014 we recorded a cash bonus of $42,500, reported in fiscal year 2014. On December 15, 2014, we awarded a cash bonus of $117,500, and on June 15, 2015, we awarded a cash bonus of $120,000 to Mr. Coleman, reported in fiscal year 2015.

(2)	On January 2, 2015, we awarded 21,540 and 19,736 shares of common stock to Messrs. Cerf and Bianchi, respectively, recorded as a stock bonus in fiscal year 2014. The dollar amounts in the table represent the total grant date fair value of the award in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on stock compensation based on the closing price of our common stock on the date of grant. On November 19, 2015, our Compensation Committee approved the payment of stock bonuses under our 2014 Management Bonus Plan described below. The dollar amounts in the table represent the total grant date fair value of the award in accordance with the authoritative guidance issued by the FASB on stock compensation based on the closing price of our common stock on the date of grant. The number of shares awarded to each such officer will be determined with reference to the price of the Company’s common stock as reported on Nasdaq on the date of issuance, which is expected to be in early January 2016.

(3)	We granted options to purchase 450,000 shares of common stock on November 21, 2013 to Mr. Coleman, at a grant date fair value of $0.99 per share. This award vests 12.5% per quarter, for eight quarters. We granted options to purchase 270,450 shares of common stock on January 2, 2015 to Mr. Coleman, at a grant date fair value of $1.42 per share. These grants vests equally over 8 quarters, fully vesting on January 31, 2017. We granted options to purchase 25,000 shares of common stock on September 17, 2015 to Messrs. Cerf and Bianchi, at a grant date fair value of $0.85 per share. These awards vest 50% on September 17, 2016, 12.5% on December 17, 2016, 12.5% on March 17, 2017, 12.5% on June 17, 2017, and 12.5% on September 17, 2017.

(4)	On December 9, 2014, we awarded cash bonuses of $27,208 and $25,263 to Messrs. Cerf and Bianchi, respectively, under our Management Bonus Plan for fiscal 2014 as described below. On December 15, 2015, we awarded cash bonuses of $25,438 and $23,911 to Messrs. Cerf and Bianchi, respectively, under our Management Bonus Plan for fiscal 2014 as described below.

(5)	We award cash bonuses through our Patent Award Plan. Various levels of bonuses are awarded based on the stage a patent is in through the U.S. patent system. Cash patent bonus awards of $3,000 and $1,500 were awarded to Mr. Bianchi during fiscal year 2014 and 2015, respectively.

Management Bonus Plan

Under the 2015 Management Bonus Program, Messrs. Bianchi and Cerf were eligible for a target bonus of 40% of such executive officer’s salary paid in fiscal 2015.

Seventy-five percent of the target payout was based on the achievement of financial objectives related to adjusted net income (loss) from product operations (NIPO), which amount excluded revenue and expenses from intellectual property litigation and licensing, stock-based compensation and depreciation. The NIPO achievement was 35% of the planned amount and the Compensation Committee decided to make a pro-rated award of 50% cash and 50% stock to each of Messrs. Cerf and Bianchi accordingly. The remaining twenty-five percent payout under the 2015 Management Bonus Program was based on the achievement of individual goals for each such executive officer. The MBO for each officer was based on specific, measurable goals that were met throughout the year.

The bonus payouts described above were paid in a combination of (i) a cash payment and (ii) the issuance of restricted stock which vests one year from date of issuance. The number of shares to be issued to each such executive officer was determined with reference to the average of the high and low closing price of the Company’s common stock as reported on Nasdaq on the date of issuance. These awards are described above in the footnotes to the “Summary Compensation Table.”

Outstanding Equity Awards at Fiscal Year-End 2015

The following table sets forth information regarding unexercised options held by each of our named executive officers as of October 31, 2015.

	Number of
	Securities
	Underlying
	Unexercised		Number of Securities		Options
	Options (#)		Underlying Unexercised	Options Exercise	Expiration
Name	Exercisable		Options (#) Unexercisable	Price ($)	Date
Richard K. Coleman, Jr.	470	(1)	-	1.33	7/31/2023
	82,225	(2)	-	1.03	9/16/2023
	90,150	(3)	-	0.86	10/31/2023
	540,900	(4)	-	1.28	11/23/2023
	101,418	(5)	169,032	2.13	1/2/2025

David Cerf	4,508	(6)	-	2.93	3/31/2016
	19,036	(7)	-	3.73	1/31/2017
	60,100	(8)	-	1.30	8/25/2020
	60,100	(9)	-	1.30	8/25/2020
	120,200	(10)	-	3.95	10/17/2021
	360,600	(11)	-	1.75	6/14/2023
	-	(12)	25,000	1.34	9/17/2025

Brian Bianchi	14,477	(6)	-	2.93	3/31/2016
	52,877	(7)	-	3.73	1/31/2017
	15,025	(8)	-	1.30	8/25/2020
	15,025	(9)	-	1.30	8/25/2020
	30,050	(10)	-	3.95	10/17/2021
	360,600	(13)	-	2.10	6/13/2023
	-	(12)	25,000	1.34	9/17/2025

(1)	This award was fully vested on July 31, 2013.
(2)	This award was fully vested on September 16, 2013.
(3)	This award was fully vested on October 31, 2013.
(4)	This award was fully vested on October 31, 2015.
(5)	Mr. Coleman was awarded options to purchase 270,450 shares of common stock on January 2, 2015. These awards vest 12.5% on April 2, 2015, 12.5% on July 2, 2015, 12.5% on September 2, 2015, 12.5% on January 2, 2016, 12.5% on April 2, 2016, 12.5% on July 2, 2016, 12.5% on September 2, 2016, and 12.5% on January 2, 2017. Unvested shares are valued at $169,000 as of October 31, 2015.
(6)	This award was fully vested on March 31, 2010.
(7)	These awards were fully vested as of January 31, 2011.
(8)	These awards were fully vested as of August 25, 2014.
(9)	These awards were fully vested as of August 25, 2012.
(10)	These awards were fully vested as of October 17, 2015.
(11)	These awards were fully vested as of June 1, 2015.
(12)	We granted options to purchase 25,000 shares of common stock on September 17, 2015 to Messrs. Cerf and Bianchi. These awards vest 50% on September 17, 2016, 12.5% on December 17, 2016, 12.5% on March 17, 2017, 12.5% on June 17, 2017, and 12.5% on September 17, 2017. Unvested shares are valued at $43,000 as of October 31, 2015.
(13)	These awards were fully vested as of June 1, 2015.

Employment Agreements

Richard K. Coleman, Jr. Employment Agreement. Richard K. Coleman, Jr. was appointed to serve as our Interim President and Chief Executive Officer (“CEO”) on May 8, 2013. On August 2, 2013, we entered into an at-will employment agreement with Mr. Coleman, effective from the date that he began serving as our interim President and CEO. On November 21, 2013, subsequent to the end of our 2013 fiscal year, we entered into an Amended and Restated Employment Agreement with Mr. Coleman that replaced the interim employment agreement.

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

Administration

The plan is administered by a committee of, and appointed by, our board of directors. In the absence of such a committee to administer the plan, the board of directors will serve as the committee. From and after the date upon which we became a “publicly held corporation” (as defined in section 162(m) of the Code and applicable interpretive authority under the Code), the plan is administered by a committee of, and appointed by, our board of directors that is comprised solely of two or more “outside directors” within the meaning of used in section 162(m) of the Code and applicable interpretive authority under the Code and within the meaning of “Non-employee Director” as defined in Rule 16b-3 under the Exchange Act.

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

Shares Subject to the Plan

The aggregate number of shares of our common stock that may be issued under the plan will not exceed 5,250,000 shares. Shares will be deemed to have been issued under the plan only to the extent actually issued and delivered pursuant to an award or to the extent an award is settled in cash. To the extent that an award lapses or the rights of its holder terminate, any shares of common stock subject to such award will again be available for the grant of an award. From and after the date upon which we become a publicly held corporation, the limitation set forth in the preceding sentences will be applied in a manner that will permit compensation generated under the plan to constitute “performance-based” compensation for purposes of section 162(m) of the Code, including, without limitation, counting against such maximum number of shares, to the extent required under section 162(m) of the Code and applicable interpretative authority under the Code, any shares subject to options that are canceled or re-priced.

Eligibility

Awards may be granted only to persons who, at the time of grant, are employees, consultants, or directors.

Stock Options

The term of each option will be as specified by the committee at the date of grant.

An option will be vested or exercisable in whole or in part and at such times as determined by the committee and set forth in the notice of grant and option agreement. The holder will be entitled to all the privileges and rights of a stockholder only with respect to such shares of common stock as have been purchased under the option and for which certificates of stock have been registered in the holder’s name. The committee in its discretion may provide that an option will be vested or exercisable upon the attainment of one or more performance goals or targets established by the committee, which are based on:

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

Restricted Stock Awards

Shares of common stock that are the subject of a restricted stock award will be subject to restrictions on disposition by the holder and an obligation of the holder to forfeit and surrender the shares to us under certain circumstances. The committee will determine the forfeiture restrictions in its sole discretion, and the committee may provide that the forfeiture restrictions will lapse upon the attainment of one or more performance goals or targets established by the committee, which are based on:

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

2015 Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended October 31, 2015, other than a director who also served as an executive officer.

	Fees Earned or
Name and Principal	Paid in Cash	Option Awards	Total
Position	($)	($)(5)	($)

Jeffrey E. Eberwein (1)	25,000	43,000	68,000

Robert Pearse (2)	25,000	37,000	62,000

Don Pearce (3)	25,000	37,000	62,000

Galen Vetter (4)	25,000	35,000	60,000

(1)	Mr. Eberwein became a board member in April of 2013. He receives quarterly payments of $6,250 in cash and $10,750 worth of options quarterly in accordance with his individual Chairman and committee dutes. These grants are based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter. We granted options to purchase 9,098 shares of common stock on January 31, 2015 at a grant date fair value of $1.28 per share and an exercise price of $1.94. We granted options to purchase 8,910 shares of common stock on April 30, 2015 at a grant date fair value of $1.34 per share and an exercise price of $2.04. We granted options to purchase 15,994 shares of common stock on July 31, 2015 at a grant date fair value of $0.72 per share and an exercise price of $1.10. We granted options to purchase 12,678 shares of common stock on October 31, 2015 at a grant date fair value of $0.93 per share and an exercise price of $1.41.

(2)	Mr. Pearse became a board member in July of 2013. He receives quarterly payments of $6,250 in cash and $9,250 worth of options quarterly in accordance with his individual committee dutes. These grants are based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter. We granted options to purchase 7,829 shares of common stock on January 31, 2015 at a grant date fair value of $1.28 per share and an exercise price of $1.94. We granted options to purchase 7,666 shares of common stock on April 30, 2015 at a grant date fair value of $1.34 per share and an exercise price of $2.04. We granted options to purchase 13,762 shares of common stock on July 31, 2015 at a grant date fair value of $0.72 per share and an exercise price of $1.10. We granted options to purchase 10,909 shares of common stock on October 31, 2015 at a grant date fair value of $0.93 per share and an exercise price of $1.41.

(3)	Mr. Pearce became a board member in May of 2009. He receives quarterly payments of $6,250 in cash and $9,250 worth of options quarterly in accordance with his individual committee dutes. These grants are based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter. We granted options to purchase 7,829 shares of common stock on January 31, 2015 at a grant date fair value of $1.28 per share and an exercise price of $1.94. We granted options to purchase 7,666 shares of common stock on April 30, 2015 at a grant date fair value of $1.34 per share and an exercise price of $2.04. We granted options to purchase 13,762 shares of common stock on July 31, 2015 at a grant date fair value of $0.72 per share and an exercise price of $1.10. We granted options to purchase 10,909 shares of common stock on October 31, 2015 at a grant date fair value of $0.93 per share and an exercise price of $1.41.

(4)	Mr. Vetter became a board member in May of 2014. He receives quarterly payments of $6,250 in cash and $8,750 worth of options quarterly in accordance with his individual committee dutes. These grants are based on the Black-Scholes value of our options to purchase common stock on the last day of the quarter. We granted options to purchase 9,521 shares of common stock on January 31, 2015 at a grant date fair value of $1.28 per share and an exercise price of $1.94. We granted options to purchase 7,253 shares of common stock on April 30, 2015 at a grant date fair value of $1.34 per share and an exercise price of $2.04. We granted options to purchase 13,018 shares of common stock on July 31, 2015 at a grant date fair value of $0.72 per share and an exercise price of $1.10. We granted options to purchase 10,319 shares of common stock on October 31, 2015 at a grant date fair value of $0.93 per share and an exercise price of $1.41.

(5)	The amounts shown in the table above are based on the Black-Scholes valuation for GAAP purposes.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our capital stock as of January 7, 2016 by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding capital stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

The following table lists the applicable percentage beneficial ownership based on 24,509,435 shares of common stock outstanding as of January 7, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of January 7, 2016 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Crossroads Systems, Inc., 11000 North Mo-Pac Expressway, Austin, Texas 78759.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent
5% Stockholders
Lone Star Value Management, LLC	5,764,145	(1)	19.9	%(1)
ACT Capital Management, LLLP	2,051,273	(2)	8.0	%(2)
Diker Management, LLC and Affiliates	1,664,815	(3)	6.6	%(3)
Fortress Investment Group, LLC	1,748,217	(4)	6.7%
Piton Capital Partners LLC	1,319,951	(5)	5.4%
Named Executive Officers and Directors
Richard K. Coleman, Jr.	865,272	(6)	3.4%
David Cerf	773,679	(7)	3.1%
Brian Bianchi	598,598	(8)	2.4%
Jeffrey E. Eberwein	5,818,999	(9)	19.9	%(9)
Don Pearce	147,763	(10)	*
Robert G. Pearse	57,538	(11)	*
Galen Vetter	19,752	(12)	*
All current directors and executive officers as a group (9 persons)	8,687,425	(13)	31.2%

*	Less than 1%.

(1)	According to Schedule 13D/A filed on September 14, 2015 and updated information based on Form 4 filings. Consists of 4,779,578 shares of our common stock beneficially owned directly by Lone Star Value Investors, LP (“Lone Star Value LP”). Also includes warrants to purchase 644,176 shares of our common stock issued in connection with our March 2014 private placement, warrants to purchase 175,000 shares of our common stock issued in connection with our January 2015 secondary offering, and warrants to purchase 165,391 shares of our common stock issued by the Company in consideration of the common stock outstanding increasing. These warrants are subject to a 19.99% blocking provision, meaning that they can be exercised only to the extent that such exercise would not cause the holder’s beneficial ownership of our common stock to exceed 19.99%. Lone Star Value Investors GP, LLC (“Lone Star Value GP”) is the general partner of, and controls, Lone Star Value LP. Lone Star Value Management, LLC (“Lone Star Value Management”) exercises contractual voting and investment control over securities held by Lone Star Value LP. Jeffrey E. Eberwein, the Chairman of our Board of Directors, is the managing member of Lone Star Value Management and exercises indirect voting and investment control over these securities. By reason of these relationships, each of Lone Star Value LP, Lone Star Value GP, Lone Star Value Management and Mr. Eberwein may be deemed to share the power to vote or direct the vote and to dispose or direct the disposition of the shares directly beneficially owned by Lone Share Value LP as indicated above. The address for each of the Lone Star Value entities is 53 Forest Avenue, 1st Floor, Old Greenwich, Connecticut 06870.

(2)	According to Schedule 13G/A filed February 4, 2015 and updated information based upon the Company’s issuance of additional warrants and common stock dividends. Consists of (a) 909,980 shares of common stock, and (b) 6,195 shares of common stock issuable upon exercise of warrants. Also includes warrants to purchase 72,746 shares of our common stock issued by the Company in consideration of the common stock outstanding increasing. Also includes 708,235 shares of Series F Convertible Preferred Stock and warrants to purchase 354,117 shares of common stock issued in our March 2013 private placement. The convertible preferred stock and associated warrants are subject to a 9.99% blocking provision, meaning that they can be exercised only to the extent that such exercise would not cause the holder’s beneficial ownership of our common stock to exceed 9.99%. Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP. Investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The address for ACT Capital Management, LLLP is 2 Radnor Corporate Center, Suite 111, Radnor, Pennsylvania 19087.

(3)	According to Schedule 13G filed April 9, 2015 and updated information from the Company. Includes 1,134,554 shares of common stock owned by Diker Management, LLC, a Delaware limited liability company (“Diker Management”), over which Diker GP, LLC, a Delaware limited liability company (“Diker GP”) shares beneficial ownership. Also includes warrants to purchase 363,635 shares of common stock purchased in our March 2013 private placement. These warrants are subject to a 9.99% blocking provision, meaning that they can be exercised only to the extent that such exercise would not cause the holder’s beneficial ownership of our common stock to exceed 9.99%. Also includes warrants to purchase 77,553 shares of our common stock issued in connection with our March 2014 private placement and warrants to purchase 89,073 shares of our common stock issued by the Company in consideration of the common stock outstanding increasing. Diker GP, is the general partner to the Delaware limited partnerships Diker Value Tech Fund, LP (“VT”), Diker Value Tech QP Fund, LP (“VTQP”), Diker Small Cap Fund, LP (“SC”), the Diker Small Cap QP Fund, LP (“SCQP”) and Diker Micro Cap Fund LP (“MC”) with respect to the Stock directly owned by VT, VTQP, SC, SCQP and MC (collectively, the “Diker Funds”). Diker Management is the investment manager of the Diker Funds, with respect to the shares of common stock held by the Diker Funds. As the sole general partner of the Diker Funds, Diker GP, has the power to vote and dispose of the shares of the common stock owned by the Diker Funds and, accordingly, may be deemed the beneficial owner of such shares. Pursuant to investment advisory agreements, Diker Management serves as the investment manager of the Diker Funds. Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management, and in that capacity direct their operations. Therefore, Charles M. Diker and Mark N. Diker may be beneficial owners of shares beneficially owned by Diker GP and Diker Management. The Diker parties disclaim all beneficial ownership, however, as affiliates of a registered investment adviser, and in any case disclaim beneficial ownership except to the extent of their pecuniary interest in the shares. The address for the Diker parties is 730 Fifth Avenue, 15th Floor, New York, NY 10019.

(4)	According to Schedule 13G filed August 2, 2013 and updated information based upon the Company’s issuance of additional warrants. Consists of 1,454,545 shares subject to warrants held by CF DB EZ LLC and warrants to purchase 293,672 shares of our common stock. Drawbridge Special Opportunities Fund LP owns 95% of CF DB EZ LLC. Drawbridge Special Opportunities GP LLC is the general partner of Drawbridge Special Opportunities Fund LP. Fortress Principal Investment Holdings IV LLC (“FPIH IV”) is the sole managing member of Drawbridge Special Opportunities GP LLC. Drawbridge Special Opportunities Advisors LLC (“DSOA”) is the investment advisor of Drawbridge Special Opportunities Fund LP. FIG LLC is the sole managing member of DSOA, and Fortress Operating Entity I LP (“FOE I”) is the sole managing member of FIG LLC and FPIH IV. FIG Corp. is the general partner of FOE I, and FIG Corp. is wholly-owned by Fortress Investment Group LLC. Peter L. Briger, Jr. and Constantine M. Dakolias are co-Chief Investment Officers of Fortress Investment Group LLC’s Credit business, which includes CF DB EZ LLC, and have the power to vote and dispose of these shares. The address for each of the Fortress persons and entities is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Chief Compliance Officer.

(5)	According to Schedule 13G filed August 7, 2015. Consists of 1,319,951 shares of common stock held by Piton Capital Partners LLC (“Piton”), a Delaware limited liability company and investment entity that is a family client of Kokino LLC. The address for Piton is c/o North Bay Associates, 14000 Quail Springs Parkway, Suite 2200, Oklahoma City, Oklahoma 73134.

(6)	Consists of 16,303 shares of common stock and 848,969 shares of common stock issuable upon exercise of options exercisable within 60 days of January 7, 2016. The shares of common stock are held of record by RKC Investments, LLC. Mr. Coleman may be deemed to exercise indirect voting and investment control over these securities. Mr. Coleman disclaims beneficial ownership of the shares of common stock held by RKC Investments, LLC except to the extent of any pecuniary interest therein.

(7)	Consists of 143,308 shares of common stock, 3,640 shares of Series F Preferred Stock, 624,544 shares of common stock issuable upon exercise of options exercisable within 60 days of January 7, 2016 and 2,187 shares of common stock issuable upon exercise of warrants exercisable within 60 days of January 7, 2016.

(8)	Consists of 110,544 shares of common stock and 488,054 shares of common stock issuable upon exercise of options exercisable within 60 days of January 7, 2016.

(9)	Consists of 4,779,578 shares of common stock and warrants to purchase 984,567 shares of our common stock held directly by Lone Star Value LP and 34,144 shares of common stock held and options to purchase 20,710 shares of common stock held directly by Mr. Eberwein. The warrants are subject to a 19.99% blocking provision, meaning that they can be exercised only to the extent that such exercise would not cause the holder’s beneficial ownership of our common stock to exceed 19.99%. See footnote (1) above for a description of the shares held by Lone Star Value LP. Mr. Eberwein disclaims beneficial ownership of the shares of common stock held by Lone Star Value LP except to the extent of any pecuniary interest therein.

(10)	Consists of 37,500 shares of common stock and 110,263 shares of common stock issuable upon exercise of options exercisable within 60 days of January 7, 2016.

(11)	Consists of 10,100 shares of common stock and 47,438 shares of common stock issuable upon exercise of options exercisable within 60 days of January 7, 2016.

(12)	Consists of 19,752 shares of common stock issuable upon exercise of options exercisable within 60 days of January 7, 2016.

(13)	Consists of 5,253,853 shares of common stock, 5,100 shares of Series F Preferred Stock, 2,434,309 shares of common stock issuable upon exercise of options exercisable within 60 days of January 7, 2016 and 994,163 shares of common stock issuable upon exercise of warrants exercisable within 60 days of January 7, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as described below, since November 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of our total assets and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described in Item 11 of this annual report and the transactions described or referred to below. The audit committee of our board of directors is responsible for reviewing and approving any related person transactions.

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

On January 27, 2015, we entered into placement agency agreements with certain accredited investors for the issuance and sale in a private placement of an aggregate of 3,071,739 units, at a purchase price of $2.30 per unit for net aggregate proceeds of approximately $7.1 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $2.76 per whole share. Lone Star Value LP, controlled by Jeffrey E. Eberwein, our Chairman of the Board of Directors, acquired 350,000 units in the placement for approximately $0.8 million.

On July 29, 2015, we closed a subscription rights offering for the Company’s common stock, selling 3,933,879 shares of common stock, at $1.25 per share, for aggregate gross proceeds of approximately $4.9 million. Lone Star Value LP, controlled by Jeffrey E. Eberwein, our Chairman of the board of directors, acquired 1,537,907 shares in the offering for approximately $1.9 million.

Information regarding director independence is contained in Item 10 of this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

Audit Fees

All services rendered by our registered public accounting firm, PMB Helin Donovan, LLP, are pre-approved by the Audit Committee.  PMB Helin Donovan, LLP has provided or is expected to provide services to us in the following categories and amounts:

	October 31,
	2015	2014
Audit fees (1)	$75,000	$64,700
Audit related fees(2)	$48,570	$119,200
Tax fees(3)	$30,565	$43,880
All other fees(4)	$2,000	$6,970

(1)      Audit fees – These are fees for professional services performed by PMB Helin Donovan, LLP for the audit of our annual consolidated financial statements and review of interim financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)      Audit-related fees – These are fees for assurance and related services performed by PMB Helin Donovan, LLP that are reasonably related to the performance of the audit or review of our financial statements.  For 2015 and 2014, this amount primarily includes a review of our reports on Form 10-Q and Form 10-K, and our registration statements on Form S-1, Form S-3, and S-8.

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

2.	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.1.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	8-K	001-15331	3.1	4/28/15
3.1.3	Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K/A	001-15331	3.1	4/2/13
3.1.4	Certificate of Amendment to Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K	001-15331	3.1	3/14/14
3.1.5	Certificate of Designation, Rights, Preferences and Privileges of Series G Participating Preferred Stock	8-K	001-15331	3.1	5/23/14
3.2	Amended and Restated Bylaws of Crossroads Systems, Inc.	8-K	001-15331	3.1	11/7/13
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
4.2	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the March 2013 private placement	8-K	001-15331	4.1	3/25/13
4.3	Common Stock Purchase Warrant, dated July 22, 2013, by Crossroads Systems, Inc. in favor of CF DB EZ LLC	8-K	001-15331	4.1	7/24/13
4.4	Amendment to Common Stock Purchase Warrant, dated January 23, 2014, by and between Crossroads Systems. Inc. and CF DB EZ LLC	8-K	001-15331	4.1	1/24/14
4.5	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the March 2014 private placement	8-K	001-15331	4.1	3/31/14
4.6	Form of Warrant by Crossroads Systems, Inc. in favor of the holders in the January 2015 registered direct offering	8-K	001-15331	4.1	1/30/15
4.7	Form of Warrant by Crossroads Systems, Inc. in favor of the placement agents in the January 2015 registered direct offering	8-K	001-15331	4.2	1/30/15
4.8	Tax Benefit Preservation Plan, dated as of May 23, 2014, by and between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-15331	4.1	5/23/14
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.1.1	Amended Crossroads Systems, Inc. 2010 Stock Incentive Plan	8-K	001-15331	10.1	4/28/15
10.2	Employment Agreement, dated as of October 13, 2003, by and between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.2	3/11/11

10.3	Severance Benefit Plan, dated February 11, 2002, between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.3	3/11/11
10.4	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.5	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.7	Severance Benefit Plan, dated January 9, 2013, between Crossroads Systems, Inc. and Mark Hood	S-1	333-204094	10.7	5/12/15
10.8	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	8-K	001-15331	10.1	7/16/13
10.9	Amended and Restated Employment Agreement, dated November 21, 2013, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr.	8-K	001-15331	10.1	11/25/13
10.10	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.11	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.12†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.13.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.13.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
10.14	Professional Agreement, dated July 31, 2012, between Crossroads Systems, Inc. and Iron Mountain Information Management, Inc.	8-K	001-15331	10.1	8/2/12
10.15	Securities Purchase Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.16	Registration Rights Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.17	Securities Purchase Agreement, dated March 22, 2013, by and among Crossroads Systems, Inc. and the Buyers party thereto	8-K	001-15331	10.1	3/25/13
10.18	Registration Rights Agreement, dated as of March 28, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	8-K	001-15331	10.1	3/25/13
10.18.1	Amendment to Registration Rights Agreement, dated July 3, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	S-1/A	333-188549	10.17.1	7/8/13
10.19	Separation Offer and Release, effective as of May 8, 2013, between Robert C. Sims and Crossroads Systems, Inc.	8-K	001-15331	10.1	5/14/13
10.20	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and Brian Bianchi	8-K	001-15331	10.1	6/10/13
10.21	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and David Cerf	8-K	001-15331	10.2	6/10/13
10.22	Amended and Restated Agreement of Limited Partnership of KIP CR P1 LP	8-K	001-15331	10.1	7/24/13
10.23	Credit Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.2	7/24/13
10.23.1	Amendment to Credit Agreement, dated June 22, 2015, by and between Crossroads Systems, Inc. and CF DB EZ LLC	8-K	001-15331	10.1	6/23/15

10.24	Guaranty and Security Agreement, dated July 22, 2013, by KIP CR P1 LP in favor of Fortress Credit Co LLC	8-K	001-15331	10.3	7/24/13
10.25	Guaranty and Security Agreement, dated July 22, 2013, by Crossroads Systems (Texas), Inc. in favor of Fortress Credit Co LLC	8-K	001-15331	10.4	7/24/13
10.26	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to KIP CR P1 LP	8-K	001-15331	10.5	7/24/13
10.27	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to Crossroads Systems (Texas), Inc.	8-K	001-15331	10.6	7/24/13
10.28	Assignment of Patent Rights, dated July 22, 2013, by Crossroads Systems, Inc. in favor of KIP CR P1 LP	8-K	001-15331	10.7	7/24/13
10.29	Non-Exclusive License Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and KIP CR P1 LP	8-K	001-15331	10.8	7/24/13
10.30	Registration Rights Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.9	7/24/13
10.31	Agreement Regarding Issue Price dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	S-1/A	333-188549	10.30	8/22/13
10.32	Compromise, Settlement and Mutual Release Agreement, effective as of December 19, 2013, by and between Crossroads Systems, Inc. and Iron Mountain Information Management, LLC.	8-K	001-15331	10.1	12/20/13
10.33	Securities Purchase Agreement, dated March 31, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	3/31/14
10.34	Securities Purchase Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	4/8/14
10.35	Amended and Restated Registration Rights Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.2	4/8/14
10.36	Form of Unit Subscription Agreement, by and among Crossroads Systems, Inc. and the investors party thereto	8-K	001-15331	10.1	1/30/15
10.37†	Investment Agreement, by and among Crossroads Systems, Inc., TQ Zeta LLC and the investors party thereto					X
21.1	List of Subsidiaries					X
23.1	Consent of PMB Helin Donovan, LLP.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

Dated: January 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. Eberwein	Director and Chairman of the Board of Directors	January 13, 2016
( Jeffrey E. Eberwein )

/s/ Richard K. Coleman, Jr.	President, Chief Executive Officer and Director	January 13, 2016
(Richard K. Coleman, Jr.)	(Principal Executive Officer)

/s/ Jennifer Ray Crane	Chief Financial Officer	January 13, 2016
(Jennifer Ray Crane)	(Principal Financial and Accounting Officer)

/s/ Robert G. Pearse	Director	January 13, 2016
(Robert G. Pearse)

/s/ Galen Vetter	Director	January 13, 2016
(Galen Vetter)

/s/ Don Pearce	Director	January 13, 2016
(Don Pearce)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Crossroads Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crossroads Systems, Inc. and subsidiaries (the “Company”) as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2015 and 2014, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein when considered in relation to the basic consolidated financial statements.

/s/ PMB HELIN DONOVAN, LLP

Austin , Texas
January 13, 2016

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	October 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$5,314	$4,676
Restricted cash	6,478	270

Total cash, cash equivalents and restricted cash	11,792	4,946

Accounts receivable, net of allowance for doubtful accounts of $5 and $151, respectively	1,632	2,252
Inventory	437	357
Prepaid expenses and other current assets	348	798

Total current assets	14,209	8,353

Property and equipment, net	533	440
Other assets	171	63

Total assets	$14,913	$8,856

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,224	$1,443
Accrued expenses	1,799	1,397
Deferred revenue, current portion	7,234	1,032
Current portion of long term debt, net of debt discount	-	3,160

Total current liabilities	11,257	7,032

Long term debt, net of current portion and debt discount	-	1,651
Long term portion of deferred revenue, net of current portion	595	423

Total liabilities	11,852	9,106

Commitments and contingencies (See Note 8)

Stockholders' equity (deficit):
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,791,257 and 3,318,197 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 75,000,000 shares authorized, 24,182,524 and 15,831,810 shares issued and outstanding, respectively	24	16
Additional paid-in capital	238,881	226,208
Accumulated other comprehensive loss	(90)	(60)
Accumulated deficit	(235,757)	(226,417)

Total stockholders' equity (deficit)	3,061	(250)

Total liabilities and stockholders' equity	$14,913	$8,856

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	October 31,
	2015	2014
Revenue:
Product	$2,535	$4,048
IP license, royalty and other	5,286	7,101

Total revenue	7,821	11,149

Cost of revenue:
Product	749	945
IP license, royalty and other	1,276	1,120

Total cost of revenue	2,025	2,065

Gross profit	5,796	9,084

Operating expenses:
Sales and marketing	3,183	3,668
Research and development	4,784	5,675
General and administrative	9,299	5,247

Total operating expenses	17,266	14,590

Loss from operations	(11,470)	(5,506)

Gain on settlement	-	1,050

Loss before other expenses	(11,470)	(4,456)

Other expense:
Interest expense	(384)	(815)
Amortization of debt discount and issuance costs	(1,001)	(1,231)
Change in value of derivative liability	-	(2,765)
Other income	3,811	40

Net loss	$(9,044)	$(9,227)

Dividends attributable to preferred stock	$(280)	$(484)
Net loss available to common stockholders, basic and diluted	$(9,324)	$(9,711)
Net loss per share available to common stockholders, basic and diluted	$(0.48)	$(0.69)

Weighted average number of common shares outstanding, basic and diluted	19,573,832	14,164,069

See accompanying notes to the condensed consolidated financial statements.

F-4

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	October 31,
	2015	2014

Net loss	$(9,044)	$(9,227)

Other comprehensive income:
Foreign currency translation adjustments	(30)	(9)

Comprehensive loss	$(9,074)	$(9,236)

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at October 31, 2013	-	$-	11,949,937	$12	$208,702	$(216,578)	$(51)	$(7,915)

Transfer from temporary equity	4,231,154	4	-	-	6,390	-	-	6,394
Stock options exercised	-	-	390,073	1	591	-	-	592
Stock-based compensation	-	-	66,081	-	1,435	-	-	1,435
Warrants exercised	-	-	302,041	-	822	-	-	822
Preferred shares converted to common	(912,957)	(1)	912,957	1	-	-	-	-
Ratchet expiration	-	-	-	-	3,322	-	-	3,322
Common stock dividends issued to preferred shareholders	-	-	224,099	-	612	(612)	-	-
Private Placement	-	-	1,986,622	2	4,334	-	-	4,336
Foreign currency translation adjustment	-	-	-	-	-	-	(9)	(9)
Net loss	-	-	-	-	-	(9,227)	-	(9,227)

Balance at October 31, 2014	3,318,197	$3	15,831,810	$16	$226,208	$(226,417)	$(60)	$(250)

Stock options exercised	-	-	125,147	-	146	-	-	146
Stock-based compensation	-	-	117,577	-	1,215	-	-	1,215
Warrants exercised	-	-	423,386	1	530	-	-	531
Preferred shares converted to common	(526,940)	-	526,940	-	-	-	-	-
Common stock dividends issued to preferred shareholders	-	-	152,046	-	296	(296)	-	-
CS Rights Offering	-	-	3,933,879	4	4,528	-	-	4,532
Private Placement	-	-	3,071,739	3	5,958	-	-	5,961
Foreign currency translation adjustment	-	-	-	-	-	-	(30)	(30)
Net loss	-	-	-	-	-	(9,044)	-	(9,044)

Balance at October 31, 2015	2,791,257	$3	24,182,524	$24	$238,881	$(235,757)	$(90)	$3,061

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	October 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(9,044)	$(9,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	374	631
Loss on change in value of derivative liability	-	2,765
Amortization of debt discount	1,001	1,231
Gain on disposal of property and equipment	-	(40)
Stock-based compensation	1,032	1,589
Provision for doubtful accounts receivable	62	57
Changes in assets and liabilities:
Accounts receivable	522	(22)
Inventory	(82)	(44)
Prepaid expenses and other assets	165	(262)
Accounts payable	477	363
Accrued expenses	324	(832)
Deferred revenue	6,433	97
Net cash provided by (used in) operating activities	1,264	(3,694)
Cash flows from investing activities:
Purchase of property and equipment	(226)	(81)
Proceeds from sale of property and equipment	-	76
Net cash used in investing activities	(226)	(5)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	11,169	5,534
Repayment of debt	(5,328)	(4,672)
Net cash provided by financing activities	5,841	862

Effect of foreign exchange rate on cash and cash equivalents	(33)	(12)
Change in cash and cash equivalents	6,846	(2,849)
Cash and cash equivalents, beginning of period	4,946	7,795
Cash, cash equivalents, and restricted cash end of period	$11,792	$4,946

Supplemental disclosure of cash flow information:

Cash paid for interest	$377	$830
Cash paid for income taxes	$1	$-

Supplemental disclosure of non cash financing activities:
Conversion of preferred stock to common stock	$795	$1,378
Common stock dividends issued to preferred shareholders	$296	$612
Warrants issued with private placement stock	$1,893	$-
Conversion of derivative liability to equity	$-	$3,537
Lease incentive received, non-cash addition to fixed assets	$243	$-

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes that cash flow from operations, customer reimbursed expenses, and proceeds from the sale of common and preferred stock will be sufficient to fund the anticipated operations for fiscal 2016.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

KIP CR P1 LP (which we refer to as the “partnership” (see Note 9)), of which the Company is a limited partner and of which an affiliate of Fortress is the general partner, the investment in KIP CR P1 LP is accounted for using the equity method. The current investment balance is nominal at October 31, 2015.

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

Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase. While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits. As of October 31, 2015, total uninsured deposits were $11.1 million. The Company has not experienced any losses in such accounts.

Restricted cash amounted to $6.5 million. The balance consists of $6.2 million in cash held from the sale of a portion of the Company’s IP revenue stream, and $0.3 million in connection with a letter of credit on the lease of the Company headquarters.

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

IP License Revenue

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in specific products they offer. The timing and amount of revenue recognized from IP license agreements depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patents in the customer’s past shipments, patent licensing royalties on covered products sold going forward, cross-licensing terms between the Company and other parties, and settlement of patent litigation. Through October 31, 2015, no amounts have been allocated to the cross-licensing or the settlement of patent litigation elements.

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

IP Revenue Stream Sale

October 30, 2015, we entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), in which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received by the Company, Techquity received the rights to 52% of the first $20 million in licenses, settlements or other awards related to the ‘972 patents, 40% of the amounts between $20 and $100 million, and 12% of all amounts above the $100 million in aggregate licensing, settlements or other awards. Crossroads is restricted to making only payments of the Fortress debt, and approved legal expenditures with the consideration received. During fiscal year 2015, the Company paid $2.7 million to Fortress to relieve all remaining obligations of the Company, and $1.1 million in legal expenses. $3.8 million was recognized as other income, and $6.2 million is held in deferred revenue and restricted cash. The Company will recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 14,278,480 and 11,848,928 for the years ended October 31, 2015 and 2014, respectively. The dilutive common stock equivalents for the year ended October 31, 2015 include warrants to purchase 7,375,327 shares of common stock, 2,791,257 shares of preferred stock, which are excluded until converted to common shares (Note 9), and stock options to purchase 4,111,896 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net income, preferred dividends paid and accrued of $ 0.5 million.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs for the years ended October 31, 2015 and 2014 were not material.

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

Net income recorded by Crossroads Europe, GmbH, was approximately $0.1 million during both fiscal years 2015 and 2014. Assets of Crossroads Europe, GmbH account for approximately 5% and 7% of the consolidated net assets for fiscal years 2015 and 2014, respectively.

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

As of October 31, 2015, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of October 31, 2015 and October 31, 2014, the Company held no investments.

3. INVENTORY

Inventory, net consists of the following (in thousands):

	October 31,	October 31,
	2015	2014

Raw materials	$200	$186
Finished goods	237	171
	$437	$357

4. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		October 31,	October 31,
		2015	2014
	Life (years)
Equipment	1-3	$16,737	$16,635
Furniture and fixtures	5	633	634
Leasehold improvements	5	934	576
		18,304	17,845
Less: Accumulated depreciation		(17,771)	(17,405)
		$533	$440

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was approximately $0.4 and $0.6 million for the years ended October 31, 2015 and 2014, respectively.

5. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	October 31,
	2015	2014

Professional services	$837	$394
Payroll related	657	846
Deferred rent	184	-
Warranty reserve	5	48
Other	116	109
	$1,799	$1,397

Included in payroll related accrued expenses as of October 31, 2014 was $451,000 related to bonus compensation, $301,000 of which was settled with 117,577 shares of common stock in the first quarter of 2015.  Included in payroll related accrued expenses as of October 31, 2015 was $415,000 related to bonus compensation, $133,000 of which will be settled with shares of common stock in the first quarter of 2016, and will vest in one year from the grant date.

Warranty reserve activity, included in accrued expenses, during the years ended October 31, 2014 and 2015 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2014
Warranty reserve	$41	$31	$(24)	$48

Year ended October 31, 2015
Warranty reserve	$48	$44	$(87)	$5

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	October 31,
	2015	2014

Product	$135	$-
Services	891	1,032
Deferred revenue stream sale	6,208	-
	$7,234	$1,032

Other deferred revenue consists of the remaining amount of consideration received from the sale of a portion of the Company’s IP revenue stream. The deferred revenue will be recognized upon the expenditure of approved legal costs related to the ongoing IP litigation described in Note 8.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. CONCENTRATIONS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company’s sales are primarily concentrated in the United States and are primarily derived from sales to VAR’s in the computer storage and server industry.   Revenue is concentrated with several major customers.   The loss of a major customer, a change of suppliers or a significant technological change in the industry could adversely affect operating results.   The Company performs credit evaluations of its customers and generally does not require collateral on accounts receivable balances and provides allowances for potential credit losses and product sales returns.   The Company has not experienced material credit losses in any of the periods presented.

The Company relies on a limited number of suppliers for its products.  The inability of any supplier to fulfill supply requirements could materially impact future operating results.

The percentage of sales to significant customers was as follows:

	October 31,
	2015	2014

Customer A	37.2%	36.6%
Customer B	9.0%	7.7%
Customer C	7.9%	8.4%

The percentage of accounts receivable, net from significant customers was as follows:

	October 31,
	2015	2014

Customer A	42.1%	47.6%
Customer B	37.1%	4.2%
Customer C	0.0%	13.0%

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

7. LINE OF CREDIT AND LONG TERM LIABILITIES

Effective July 22, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Fortress Credit Co. LLC, an affiliate of Fortress Investment Group LLC (collectively referred to as “Fortress”) that provided for aggregate term loan commitments of up to $10.0 million. The Credit Agreement consisted of a Term Loan A in the principal amount of $5.0 million, maturing on July 22, 2016 and bearing no interest for the first 12 months, and a Term Loan B in the principal amount of $5.0 million, maturing on February 1, 2016 and bearing no interest for the first six months. The Company drew down the full $10.0 on Term Loan A and Term Loan B (collectively referred to as the Fortress Term Loans) on July 24, 2013. The Fortress Term Loans accrue interest at 10% annually after the interest free period and interest is due monthly in arrears. The Company began making principal payments on Term Loan A in July 2014. The proceeds from the Fortress Term Loans were used to pay off the Company’s outstanding revolving credit and term loan with Silicon Valley Bank. All obligations under the Fortress Credit Agreement were fully repaid on October 30, 2015.

Debt issuance costs associated with the Fortress Term Loans totaling $1.7 million were recorded as a deferred charge and were fully recognized as expense as of October 31, 2015.

In connection with the Credit Agreement, the Company issued warrants to Fortress to purchase 1,454,545 shares of the Company’s common stock at an exercise price of $2.0625 per share (the “Fortress Warrants”). See Note 9 for discussion of the Fortress Warrants.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 23, 2015, the Company entered into an amendment (the “Amendment”) to its Credit Agreement, dated July 22, 2013, with CF DB EZ LLC, as assignee of Fortress, to amend certain payment terms of the Credit Agreement as it relates to Term Loan B to effectuate a 12-month deferral of approximately $1.5 million in principal payments.

As of October 30, 2015, the obligation created by the Credit Agreement was fully satisfied, with a payment to Fortress as follows:

Principal paydown	$2,402
Accrued Interest	24
Agreement termination fee	280
$2,706

The principal balance and carrying value to Fortress is as follows (in thousands):

	October 31,	October 31,
	2015	2014

Principal balance Fortress Term Loans	$-	$5,327
Unaccreted debt discount	-	(516)
Net carrying value due Fortress	-	4,811
Less current portion	-	(3,160)
Long term portion	$-	$1,651

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through March 31, 2020. Rental expense under these agreements was approximately $0.3 million and $0.4 million for the years ended October 31, 2015 and 2014, respectively. Crossroads leases approximately 37,800 square feet of general office, laboratory, data center and administrative space at its headquarters in Austin, Texas. The original lease was effective October 31, 2005 and was extended in accordance with an extension agreement through February 28, 2015. On May 2, 2014, the lease was amended, extending the lease through March 31, 2020, and reducing the space leased to 16,200 square feet. The minimum lease commitments represent approximately $245,000 per year through the lease term.

Legal Proceedings

Intellectual Property Litigation

The Company has a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

A “Markman hearing” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether findings of infringement and validity are made by the Court or by the jury at trial. Depending on the Court, a ruling could be received quickly or could take months after the Markman hearing.

An “Inter Partes Review” or “IPR”, is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on the Company’s patent rights. inter partes review, if granted, is typically a twelve- to eighteen-month process from institution.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crossroads v. Dot Hill

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman order (the “Markman Order”) construing the claims in a manner favorable to Crossroads and issued an order staying the case pending resolution of the IPR proceedings. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement.

Crossroads v. Oracle, Huawei, Cisco, NetApp, and Quantum

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

During the time Crossroads was pursuing the potential infringers of the ‘972 patent family, the Company gave companies with potentially infringing products the opportunity to license the Company’s proprietary technology. For example, NetApp was first given notice of potential infringement in 2004. Cisco was first given notice of potential infringement in 2002. Quantum has been on notice of its potential infringement since 2006. Oracle acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by Crossroads throughout the years to negotiate licenses to the ‘972 patent family, these companies refused and left Crossroads with no alternatives but litigation. Crossroads believes these companies (and companies they have acquired) have been illegally using Crossroads’ proprietary technology and that the potential compensatory damages could be in excess of $200 million, which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and the Company can provide no guarantees of success, the Company believes the infringement by most of these companies has been prolonged and potentially willful.

In response to the lawsuits brought by Crossroads, collectively these defendants filed nineteen inter partes review petitions with the U.S. Patent Office to challenge the validity of the patents asserted by the Company in these lawsuits. The U.S. Patent Office instituted review of six of the petitions, granted joinder in four of the petitions and denied review of the remaining nine petitions. The first of the petitions were filed only months after Crossroads filed lawsuits against these parties and years after they were made aware of their potential infringement. If the patents are found partially or entirely invalid during these inter partes review proceedings, Crossroads might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement. Crossroads believes it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. In accordance with the schedule set by the U.S. Patent Office, the Oral Hearings for the IPRs were conducted on October 30, 2015 and the final decisions for the instituted IPRs are expected to be completed by April 8, 2016, if not sooner.

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

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Oracle. The U.S. Patent Office granted four of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Cisco. The U.S. Patent Office granted those petitions. Based on the IPRs, Cisco filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. NetApp filed seven petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Quantum filed three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. If the patents are found partially or entirely invalid during the IPR proceedings, Crossroads might be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

Quantum v. Crossroads

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that the Company’s StrongBox product infringes a patent owned by Quantum. On November 23, 2015, the parties settled the case.

Dot Hill v. Crossroads

On June 29, 2015, Dot Hill filed a lawsuit in the U.S. District Court for the District of Colorado alleging that the Company’s StrongBox product infringes a patent owned by Dot Hill. The Company believes it has meritorious legal positions and will defend its interests vigorously in this matter. If Dot Hill is successful in this lawsuit, it could result in the Company not having all of the patent rights necessary to conduct the Company’s business. The case is on-going and the Court has proposed the Markman Hearing be conducted July 20, 2016. The Court has not yet set a trial date.

9. STOCKHOLDERS’ EQUITY

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock (“Series F Preferred Stock”), par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants totaling $1,543,000 was initially allocated to additional paid in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000, of which was recorded as a deemed dividend.   Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The warrants were exercisable immediately upon issue, and expire March 22, 2018.   During the year ended October 31, 2015, the Company issued 152,046 dividend common shares valued at approximately $296,000. During the year ended October 31, 2014, the Company issued 224,099 dividend common shares valued at approximately $612,000. Accrued and unpaid dividends were valued at approximately $0.1 million as of October 31, 2015.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended October 31, 2015, there were 526,940 shares of Series F Preferred Stock shares converted to common shares.

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

2013 Fortress Credit Agreement

On July 22, 2013 the Company issued warrants to purchase 1,454,545 shares of its common stock to Fortress at $2.0625 per share. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.   The Fortress Warrants were recorded at a fair value of $1,374,000 or $1.0625 per underlying warrant share. In connection to the 2015 Common Stock Rights Offering, as described below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $2.0625. As of October 31, 2015, there were 1,748,218 warrants outstanding.

The Fortress Warrants will expire on the seventh anniversary of the effective date of the Fortress transactions.

2014 Private Placement

On March 31, 2014, the Company sold 1,986,622 units at $2.2565 per unit for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 993,311 shares of common stock have a weighted average exercise price of $2.45 per share.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. In connection to the 2015 Common Stock Rights Offering, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $2.45. As of October 31, 2015, there were 1,193,860 warrants outstanding.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Common Stock Offering

On January 27, 2015, the Company sold 3,071,739 units at $2.30 per unit for gross proceeds to the Company of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4.0 years.  The warrants will be exercisable upon the six-month anniversary of issue, and expire January 31, 2020. In connection to the 2015 Common Stock Rights Offering an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $2.76. As of October 31, 2015, there were 1,993,664 warrants outstanding.

2015 Common Stock Rights Offering

On July 28, 2015, the company closed a subscription rights offering for the Company’s common stock. The Company completed the rights offering through the distribution to its common and preferred stock holders, who subscribed, to purchase shares of the Company's common stock at $1.25 per share, subject to certain protection mechanics in place to preserve the Company's ability to utilize its net operating loss carryforwards ("NOLs").

The offering allowed each holder to buy 1/2 of a common share, for each common and preferred share owned on the record date. The Company sold 3,933,879 shares for aggregate gross proceeds of approximately $4.9 million. Expenses incurred to complete the offering amounted to approximately $0.4 million.

In connection with the Rights Offering and the resulting increase in the number of shares of common stock outstanding, the Board of Directors of the Company determined to make an equitable adjustment to all warrants and options. Warrants were increased by a rate of 20.19%, with the strike price remaining the same and all of the outstanding options under the 1999 Plan and the 2010 Plan are effectively split 1.2019:1, with the strike prices being proportionately adjusted. These adjustments were effective as of August 31, 2015.

The Company has the following common stock warrants outstanding at October 31, 2015:

Warrant Transaction	Warrants Outstanding	Weighted Average Exercise Price
2013 Private Placement	2,439,585	$2.00
2013 Fortress Credit Agreement	1,748,218	$2.06
2014 Private Placement	1,193,860	$2.45
2015 Common Stock Offering	1,993,664	$2.76
Total Warrants	7,375,327

10.	STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors and advisors.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”).  As of October 31, 2015, options to purchase 366,425 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the board of directors on May 26, 2010 and became effective on August 13, 2010, upon approval by shareholders.  A maximum of 5,250,000 shares of Crossroads common stock may be awarded.  As of October 31, 2015, options to purchase 5,304,943 shares of common stock were granted from the 2010 Plan, of which 3,745,471 were outstanding. During the years ended October 31, 2015 and 2014, common stock share grants of 117,577 and 66,081, respectively, were granted from the 2010 Plan.

As of October 31, 2015, options to purchase an aggregate of 4,111,896 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 3,289,979 were vested. Under the 2010 Plan, 563,616 shares of common stock were available for future grants as of October 31, 2015.  The shares of common stock reserved for future grant are reduced by 526,741 options previously exercised under the 2010 Plan, and 414,172 shares of stock granted under the 2010 Plan.  The Compensation Committee of the board of directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. During 2015, the majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% quarterly thereafter until fully vested. Stock option exercises are fulfilled with new shares of common stock.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Year ended October 31,
	2015	2014

Cost of revenue	$16	$36
Sales and marketing	128	369
Research and development	184	541
General and administrative	704	643
Total stock-based compensation	$1,032	$1,589

During the year ended October 31, 2014, share based compensation expense of approximately $301,000 was accrued for 67% of the total estimated management bonus for the fiscal year ended October 31, 2014. Accordingly, 117,577 shares of common stock were granted in January 2015 to satisfy this liability. Included in payroll related accrued expenses as of October 31, 2015 was $415,000 related to bonus compensation, $133,000 of which will be settled with shares of common stock in the first quarter of 2016.

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

	Year ended October 31,
	2015	2014

Expected dividend yield	0%	0%
Expected volatility	74 - 76%	73 - 79%
Risk-free interest rate	1.4 - 1.6%	1.4 - 1.7%
Expected term (years)	4 - 5	4 - 5

The following table summarizes information about stock option activity for the years ended October 31, 2015 and 2014:

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at October 31, 2013	3,320,910	$2.71	6.43	$-

Granted	775,889	$1.98
Forfeited	(602,659)	$4.52
Exercised	(390,073)	$1.52
Outstanding and expected to vest at October 31, 2014	3,104,067	$2.32	7.54	$2.4

Granted	1,313,406	$1.68
Forfeited	(180,430)	$3.08
Exercised	(125,147)	$1.08
Outstanding and expected to vest at October 31, 2015	4,111,896	$1.86	7.26	$0.2

Exercisable at October 31, 2015	3,289,979	$1.88	6.7	$0.2

The weighted average fair value per option granted during the years ended October 31, 2015 and 2014 was $1.10 and $1.28, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the years ended October 31, 2015 and 2014 was $51,000 and $413,000, respectively. During the years ended October 31, 2015 and 2014, the amount of cash received from the exercise of stock options was $143,000 and $591,000, respectively.

The Company granted no options to non-employees during the year ended October 31, 2015 and 10,000 options to non-employees with a fair value of approximately $14,000 during the year ended October 31, 2014.

At October 31, 2015, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.3 years. There were 1,442,016 and 1,236,776 options that became vested during the years ended October 31, 2015 and 2014, respectively, with the total fair value of these awards of approximately $1.7 million and $1.6 million, respectively.

The following table shows information about outstanding stock options at October 31, 2015:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.53	$1.10	553,766	7.76	$0.95	497,230	$0.93
$1.23	$1.28	544,625	8.03	$1.28	544,625	$1.28
$1.28	$1.34	556,013	7.41	$1.32	275,513	$1.30
$1.34	$1.70	153,436	5.53	$1.48	101,544	$1.51
$1.70	$1.75	981,752	7.62	$1.75	981,752	$1.75
$1.75	$2.28	561,142	8.57	$2.08	220,304	$2.07
$2.28	$5.99	761,162	5.13	$3.37	669,011	$3.52

$0.53	$5.99	4,111,896	7.26	$1.86	3,289,979	$1.88

11. INCOME TAXES

There was no recorded income tax benefit related to the losses of fiscal years 2015 or 2014 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carry-forwards.  The provision for income taxes due to continuing operations differs from the amount computed by applying the federal statutory rate of 35% to the loss before income taxes as follows (in thousands):

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended October 31,
	2015	2014
Federal tax benefit at statutory rate	$(3,164)	$(3,229)
State income tax, net of federal tax benefit	(116)	(119)
Effect of foreign operations	(3)	(4)
Research and experimentation credit	(19)	(19)
Stock based compensation	255	2,532
Derivative Liability	-	1,003
Expiration of tax attributes	105	1,169
Permanent differences and other	(54)	(43)
Change in valuation allowance	2,996	(1,290)
Tax benefit	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred taxes at October 31, 2015 and 2014 are as follows (in thousands):

	Years Ended October 31,
	2015	2014
Deferred Tax Assets:
Short term:
Inventory and other reserves	$2,827	$709

Long term:
Net operating losses	48,991	47,823
Research and experimentation credits	5,172	5,198
Basis of property and equipment	336	237
Deferred stock compensation	611	561
Other	(67)	345
Long term deferred tax assets	55,043	54,164

Total deferred tax assets	57,870	54,873

Deferred Tax Liabilities:
Basis of property and equipment	-	-
Deferred tax liabilities	-	-

Valuation allowance	(57,870)	(54,873)
Net deferred tax asset	$-	$-

In assessing the usefulness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At the end of the fiscal years ended October 31, 2015 and 2014, a full valuation allowance has been provided due to uncertainties regarding the future realization of the net deferred tax assets.

The Company had federal net operating loss carry-forwards available to reduce future taxable income of approximately $132 million and $ 128.5 million for the fiscal years ended October 31, 2015 and 2014, respectively. The Company had federal research and experimentation credits available to reduce future tax of approximately $ 5.2 million and $ 5.2 million for the fiscal years ended October 31, 2015 and 2014, respectively. The valuation allowance increased by approximately $ 3.0 million during the fiscal year ended October 31, 2015 as a result of changes in the net operating losses and decreased by $ 1.3 million during the fiscal year ended October 31, 2014, primarily as a result of updates to the stock compensation deferred tax asset and changes in the net operating losses. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carry-forward which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred stock compensation expense. The Company also had foreign net operating loss carry-forwards available to reduce future foreign income of approximately $ 3.8 million and $ 3.9 million for fiscal years ended October 31, 2015 and 2014, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal net operating loss carry-forwards and research and experimentation credit carry-forwards expire from 2018 to 2035, if not utilized prior to that time. Utilization of the federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986.  Any annual limitation may result in the expiration of net operating losses and research and experimentation credits before utilization.

The Company does not foresee any recognition of any unrecognized tax benefits during the next twelve months.  The Company has recorded no liabilities related to uncertain tax benefits. The major jurisdictions in which the Company files income tax returns include the U.S. and Germany.  The Company’s income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities.   As of October 31, 2015, the earliest year that the Company was subject to examination in these jurisdictions was 2010.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense, if any.

12. EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.  All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.  In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan.  The Company made matching contributions of $184,000 and $184,000 during the years ended October 31, 2015 and 2014, respectively.

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

2014 Private Placement

On March 31, 2014 and April 4, 2014, the Company entered into securities purchase agreements with certain accredited investors for the issuance and sale in a private placement (the “2014 Private Placement”) of an aggregate of 1,986,622 units, at a purchase price of $2.2565 per unit for net aggregate proceeds of approximately $4.5 million before expenses. Each unit consisted of one share of common stock and a warrant to purchase one-half of a share of common stock at an exercise price of $2.46 per whole share. The lead investor of the 2014 Private Placement was Lone Star Value Investors, LP (“Lone Star Value, LP”). Lone Star Value LP is controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the board of directors. Lone Star Value LP acquired 1,288,352 units in the placement for approximately $2.9 million.

2015 Private Placement

On January 27, 2015, the Company entered into placement agency agreements with certain accredited investors for the issuance and sale in a private placement (the “2015 Private Placement”) of an aggregate of 3,071,739 units, at a purchase price of $2.30 per unit for net aggregate proceeds of approximately $7.1 million before expenses. Each unit consisted of one share of common stock and a warrant to purchase one-half of a share of common stock at an exercise price of $2.76 per whole share. Lone Star Value LP, controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the board of directors, acquired 350,000 units in the placement for approximately $0.8 million.

2015 Common Stock Rights Offering

On July 29, 2015, the Company closed a subscription rights offering for the Company’s common stock, selling 3,933,879 shares of common stock, at $1.25 per share, for aggregate gross proceeds of approximately $4.9 million. Lone Star Value LP, controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the board of directors, acquired 1,537,907 shares in the offering for approximately $1.9 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No rights were exercisable at October 31, 2015. There is no impact to the Company's financial results as a result of the adoption of the rights plan for the years ended October 31, 2015 or 2014.

15. SUBSEQUENT EVENTS

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that our StrongBox product infringes a patent owned by Quantum. On November 23, 2015, the parties settled the case.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended October 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$57	$-	$151
Year ended October 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$151	$63	$(210)	$4

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.1.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	8-K	001-15331	3.1	4/28/15
3.1.3	Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K/A	001-15331	3.1	4/2/13
3.1.4	Certificate of Amendment to Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K	001-15331	3.1	3/14/14
3.1.5	Certificate of Designation, Rights, Preferences and Privileges of Series G Participating Preferred Stock	8-K	001-15331	3.1	5/23/14
3.2	Amended and Restated Bylaws of Crossroads Systems, Inc.	8-K	001-15331	3.1	11/7/13
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
4.2	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the March 2013 private placement	8-K	001-15331	4.1	3/25/13
4.3	Common Stock Purchase Warrant, dated July 22, 2013, by Crossroads Systems, Inc. in favor of CF DB EZ LLC	8-K	001-15331	4.1	7/24/13
4.4	Amendment to Common Stock Purchase Warrant, dated January 23, 2014, by and between Crossroads Systems. Inc. and CF DB EZ LLC	8-K	001-15331	4.1	1/24/14
4.5	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the March 2014 private placement	8-K	001-15331	4.1	3/31/14
4.6	Form of Warrant by Crossroads Systems, Inc. in favor of the holders in the January 2015 registered direct offering	8-K	001-15331	4.1	1/30/15
4.7	Form of Warrant by Crossroads Systems, Inc. in favor of the placement agents in the January 2015 registered direct offering	8-K	001-15331	4.2	1/30/15
4.8	Tax Benefit Preservation Plan, dated as of May 23, 2014, by and between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-15331	4.1	5/23/14
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.1.1	Amended Crossroads Systems, Inc. 2010 Stock Incentive Plan	8-K	001-15331	10.1	4/28/15
10.2	Employment Agreement, dated as of October 13, 2003, by and between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.2	3/11/11
10.3	Severance Benefit Plan, dated February 11, 2002, between Crossroads Systems, Inc. and Robert Sims	S-1	333-172792	10.3	3/11/11
10.4	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.5	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.7	Severance Benefit Plan, dated January 9, 2013, between Crossroads Systems, Inc. and Mark Hood	S-1	333-204094	10.7	5/12/15
10.8	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	8-K	001-15331	10.1	7/16/13

10.9	Amended and Restated Employment Agreement, dated November 21, 2013, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr.	8-K	001-15331	10.1	11/25/13
10.10	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.11	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.12†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.13.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.13.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
10.14	Professional Agreement, dated July 31, 2012, between Crossroads Systems, Inc. and Iron Mountain Information Management, Inc.	8-K	001-15331	10.1	8/2/12
10.15	Securities Purchase Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.16	Registration Rights Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.17	Securities Purchase Agreement, dated March 22, 2013, by and among Crossroads Systems, Inc. and the Buyers party thereto	8-K	001-15331	10.1	3/25/13
10.18	Registration Rights Agreement, dated as of March 28, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	8-K	001-15331	10.1	3/25/13
10.18.1	Amendment to Registration Rights Agreement, dated July 3, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	S-1/A	333-188549	10.17.1	7/8/13
10.19	Separation Offer and Release, effective as of May 8, 2013, between Robert C. Sims and Crossroads Systems, Inc.	8-K	001-15331	10.1	5/14/13
10.20	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and Brian Bianchi	8-K	001-15331	10.1	6/10/13
10.21	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and David Cerf	8-K	001-15331	10.2	6/10/13
10.22	Amended and Restated Agreement of Limited Partnership of KIP CR P1 LP	8-K	001-15331	10.1	7/24/13
10.23	Credit Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.2	7/24/13
10.23.1	Amendment to Credit Agreement, dated June 22, 2015, by and between Crossroads Systems, Inc. and CF DB EZ LLC	8-K	001-15331	10.1	6/23/15
10.24	Guaranty and Security Agreement, dated July 22, 2013, by KIP CR P1 LP in favor of Fortress Credit Co LLC	8-K	001-15331	10.3	7/24/13
10.25	Guaranty and Security Agreement, dated July 22, 2013, by Crossroads Systems (Texas), Inc. in favor of Fortress Credit Co LLC	8-K	001-15331	10.4	7/24/13
10.26	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to KIP CR P1 LP	8-K	001-15331	10.5	7/24/13
10.27	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to Crossroads Systems (Texas), Inc.	8-K	001-15331	10.6	7/24/13
10.28	Assignment of Patent Rights, dated July 22, 2013, by Crossroads Systems, Inc. in favor of KIP CR P1 LP	8-K	001-15331	10.7	7/24/13
10.29	Non-Exclusive License Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and KIP CR P1 LP	8-K	001-15331	10.8	7/24/13

10.30	Registration Rights Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.9	7/24/13
10.31	Agreement Regarding Issue Price dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	S-1/A	333-188549	10.30	8/22/13
10.32	Compromise, Settlement and Mutual Release Agreement, effective as of December 19, 2013, by and between Crossroads Systems, Inc. and Iron Mountain Information Management, LLC.	8-K	001-15331	10.1	12/20/13
10.33	Securities Purchase Agreement, dated March 31, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	3/31/14
10.34	Securities Purchase Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	4/8/14
10.35	Amended and Restated Registration Rights Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.2	4/8/14
10.36	Form of Unit Subscription Agreement, by and among Crossroads Systems, Inc. and the investors party thereto	8-K	001-15331	10.1	1/30/15
10.37†	Investment Agreement, by and among Crossroads Systems, Inc., TQ Zeta LLC and the investors party thereto					X
21.1	List of Subsidiaries					X
23.1	Consent of PMB Helin Donovan, LLP.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

† Confidential materials redacted and filed separately with the Securities and Exchange Commission.

