Form 10-Q
period 2016-01-31
CROSSROADS SYSTEMS INC
filed 2016-03-11
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2016

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

As of March 10, 2016, Registrant had outstanding 24,509,435 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED January 31, 2016

PART I -       FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,	October 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,853	$5,314
Restricted cash	3,805	6,478
Total cash, cash equivalents and restricted cash	7,658	11,792

Accounts receivable, net of allowance for doubtful accounts of $3 and $5, respectively	2,124	1,632
Inventory	403	437
Prepaid expenses and other current assets	455	348
Total current assets	10,640	14,209

Property and equipment, net	491	533
Other assets	169	171
Total assets	$11,300	$14,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,677	$2,224
Accrued expenses	1,128	1,799
Deferred revenue, current portion	4,706	7,234
Total current liabilities	7,511	11,257

Long term portion of deferred revenue, net of current portion	599	595

Commitments and contingencies (See Note 6)	-	-
Total liabilities	8,110	11,852

Stockholders' equity:
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,591,257 and 2,791,257 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 75,000,000 shares authorized, 24,509,435 and 24,182,524 shares issued and outstanding, respectively	25	24
Additional paid-in capital	239,294	238,881
Accumulated other comprehensive loss	(98)	(90)
Accumulated deficit	(236,034)	(235,757)
Total stockholders' equity	3,190	3,061
Total liabilities and stockholders' equity	$11,300	$14,913

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	January 31,
	2016	2015

Revenue:
Product	$770	$862
IP license, royalty and other	1,191	1,309
Total revenue	1,961	2,171

Cost of revenue:
Product	214	282
IP license, royalty and other	300	310
Total cost of revenue	514	592

Gross profit	1,447	1,579

Operating expenses:
Sales and marketing	803	850
Research and development	1,157	1,376
General and administrative	2,296	1,328
Total operating expenses	4,256	3,554

Loss from operations	(2,809)	(1,975)

Other expense:
Interest expense	-	(128)
Amortization of debt discount and issuance costs	-	(221)
Other income	2,671	19
Net loss	$(138)	$(2,305)

Dividends attributable to preferred stock	$(51)	$(84)
Net loss available to common stockholders, basic and diluted	$(189)	$(2,389)
Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	24,292,679	15,938,646

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended
	January 31,
	2016	2015

Net loss	$(138)	$(2,305)

Other comprehensive income:
Foreign currency translation adjustments	(8)	(8)
Comprehensive loss	$(146)	$(2,313)

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	January 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(138)	$(2,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	107
Amortization of debt discount	-	221
Stock-based compensation	309	346
Provision for doubtful accounts receivable	-	50
Changes in assets and liabilities:
Accounts receivable	(490)	(37)
Inventory	33	(137)
Prepaid expenses and other assets	(135)	194
Accounts payable	(558)	126
Accrued expenses	(675)	(282)
Deferred revenue	(2,518)	260
Net cash used in operating activities	(4,120)	(1,457)
Cash flows from investing activities:
Purchase of property and equipment	(10)	(24)
Net cash used in investing activities	(10)	(24)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	-	6,003
Repayment of debt	-	(987)
Net cash provided by financing activities	-	5,016

Effect of foreign exchange rate on cash and cash equivalents	(4)	(39)
Change in cash and cash equivalents	(4,134)	3,496
Cash and cash equivalents, beginning of period	11,792	4,946
Cash, cash equivalents, and restricted cash end of period	$7,658	$8,442

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$128
Cash paid for income taxes	$2	$-

Supplemental disclosure of non cash financing activities:
Conversion of preferred stock to common stock	$302	$58
Common stock dividends issued to preferred shareholders	$139	$169
Warrants issued with private placement stock	$-	$1,473

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. and its wholly-owned subsidiaries (“Crossroads”, the “Company”).   Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is a global provider of data archive solutions.   Through the innovative use of new technologies, Crossroads delivers customer-driven solutions that enable proactive data security, advanced data archiving, optimized performance and significant cost-savings.

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

The investment in KIP CR P1 LP (which we refer to as the “partnership”), of which the Company is a limited partner and of which an affiliate of Fortress Investment Group LLC (“Fortress”) is the general partner, is accounted for using the equity method. The partnership holds the Company’s non’972 patent portfolio. The current investment balance is nominal at January 31, 2016.

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

Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase. While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits. As of January 31, 2016, total uninsured deposits were $6.6 million. The Company has not experienced any losses in such accounts.

Restricted cash amounted to $3.8 million. The balance consists of $3.5 million in cash held from the sale of a portion of the Company’s IP revenue stream, and $0.3 million in connection with a letter of credit on the lease of the Company’s headquarters.

IP Revenue Stream Sale

On October 30, 2015, the Company entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), pursuant to which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received by the Company, Techquity received the rights to 52% of the first $20 million, 40% of the amounts between $20 and $100 million, and 12% of all amounts above $100 million in aggregate licensing, settlements or other awards related to the ‘972 patents received after the date of the sale agreement. Crossroads is restricted to only making payments of approved legal expenditures with the consideration received. During the three months ended January 31, 2016, the Company recognized $2.7 million in other income, and $3.5 million is held in deferred revenue and restricted cash. Included in the amount recognized as revenue during the first quarter, $0.6 million is recorded in liabilities as it is unpaid, reducing restricted cash. The Company will recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 14,063,462 and 13,691,271 for the three months ended January 31, 2016 and 2015, respectively. The dilutive common stock equivalents for the three months ended January 31, 2016 include warrants to purchase 7,375,327 shares of common stock, 2,591,257 shares of preferred stock, which are excluded until converted to common shares (Note 7), and stock options to purchase 4,096,878 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net loss, preferred dividends paid and accrued of $51,000 and $84,000 for the three months ended January 31, 2016 and 2015, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized in accordance to the transfer of promised goods or services to customers, reflecting the amount of consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for Crossroads is the first quarter of fiscal 2018. In accordance with this deferral, the Company is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is continuing to evaluate the impact of these amendments and the transition alternatives on its consolidated financial statements and disclosures.

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

As of January 31, 2016, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. As of January 31, 2016 and October 31, 2015, the Company held no investments.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORY

Inventory consists of the following (in thousands):

	January 31,	October 31,
	2016	2015

Raw materials	$237	$200
Finished goods	166	237
	$403	$437

4. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands, except number of years):

		January 31,	October 31,
		2016	2015
	Life (years)
Equipment	1-3	$16,747	$16,737
Furniture and fixtures	5	633	633
Leasehold improvements	5	934	934
		18,314	18,304
Less: Accumulated depreciation		(17,823)	(17,771)
		$491	$533

Depreciation expense was approximately $52,000 and $107,000 for the three months ended January 31, 2016 and 2015, respectively.

5. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	January 31,	October 31,
	2016	2015

Payroll related	$419	$837
Professional services	348	657
Deferred rent	178	184
Warranty reserve	22	5
Other	161	116
	$1,128	$1,799

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in payroll related accrued expenses as of January 31, 2016 and October 31, 2015 was $277,000 and $415,000 related to bonus compensation, respectively, $132,000 of which will be settled with shares of common stock in the first quarter of 2017, and $35,000 of which will be settled with shares of common stock in the first quarter of 2018.

Warranty reserve activity, included in accrued expenses, during the year ended October 31, 2015, and three months ended January 31, 2016 was as follows (in thousands):

	Balance at	Charged to		Balance at
	Beginning	Costs and	Reserve	End of
	of Period	Expenses	Usage	Period

Year ended October 31, 2015
Warranty reserve	$48	$44	$(87)	$5

Three months ended January 31, 2016
Warranty reserve	$5	$19	$(2)	$22

Deferred revenue, current portion, consists of the following (in thousands):

	January 31,	October 31,
	2016	2015

Product	$166	$135
Services	1,005	891
Deferred revenue stream sale	3,535	6,208
	$4,706	$7,234

Deferred revenue stream sale consists of the remaining amount of consideration received from the sale of a portion of the Company’s IP revenue stream. The deferred revenue will be recognized upon the expenditure of approved legal costs related to the ongoing IP litigation described in Note 6.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under long-term operating lease agreements that expire on various dates through March 31, 2020. Rental expense under these agreements was approximately $78,000 and $123,000 for the three months ended January 31, 2016 and 2015, respectively. Crossroads leased approximately 37,800 square feet of general office, laboratory, data center and administrative space at its headquarters in Austin, Texas beginning October 31, 2005 and it was extended in accordance with an extension agreement through February 28, 2015. On May 2, 2014, the lease was amended, extending the lease through March 31, 2020, and reducing the space leased to 16,200 square feet. The minimum lease commitments represent approximately $246,000 per year through the lease term.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

An “Inter Partes Review,” or “IPR,” is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on the Company’s patent rights. Inter partes review, if granted, is typically a twelve- to eighteen-month process from institution.

Crossroads v. Dot Hill

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman order (the “Markman Order”) construing the claims in a manner favorable to Crossroads and issued an order staying the case pending resolution of the IPR proceedings. The U.S. Patent Office recently issued rulings in both of the IPR proceedings that Dot Hill had joined, ruling in one that the ‘035 Patent is not unpatentable in view of the prior art raised and in the other that the ‘035 Patent is unpatenable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and will appeal those rulings to the Federal Circuit Court of Appeals. If the patent asserted against Dot Hill is found partially or entirely invalid at the conclusion of these IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement.

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

In response to the lawsuits brought by Crossroads, collectively these defendants filed nineteen inter partes review petitions with the U.S. Patent Office to challenge the validity of the patents asserted by the Company in these lawsuits. The U.S. Patent Office instituted review of six of the petitions, granted joinder in four of the petitions and denied review of the remaining nine petitions. The first of the petitions were filed only months after Crossroads filed lawsuits against these parties and years after they were made aware of their potential infringement. Crossroads continues to believe it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. In accordance with the schedule set by the U.S. Patent Office, the Oral Hearings for the IPRs were conducted on October 30, 2015 and the final decisions for the instituted IPRs are expected to be completed by April 8, 2016, if not sooner. The U.S. Patent Office recently issued rulings in five of the six pending IPR proceedings, ruling in one that the ‘035 Patent is not unpatentable in view of the prior art raised and ruling in the other four that the ‘035 Patent and ‘147 Patents are unpatenable in view of different prior art. One IPR proceeding is still pending and the decision is expected on or before March 17, 2016. Crossroads believes the rulings of unpatentability were in error and will appeal all of these adverse rulings to the Federal Circuit Court of Appeals. If these patents, which have been asserted against Oracle, Cisco, NetApp, and Quantum are found partially or entirely invalid at the conclusion of these IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement.

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

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Oracle. The U.S. Patent Office granted six of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office recently issued rulings in five of the six pending IPR proceedings involving Oracle, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the other four that the ‘035 Patent and ‘147 Patent are unpatenable in view of different prior art. One IPR proceeding which Oracle joined is still pending and the decision is expected on or before March 17, 2016. Crossroads believes the rulings of unpatentability were in error and will appeal all of those rulings to the Federal Circuit Court of Appeals. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Cisco. The U.S. Patent Office granted those petitions. Based on the IPRs, Cisco filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office recently issued rulings in two of the three pending IPR proceedings involving Cisco, ruling that the ‘035 Patent and ‘147 Patents are unpatentable in view of the cited prior art. One IPR proceeding is still pending and the decision is expected on or before March 17, 2016. Crossroads believes the rulings of unpatentability were in error and will appeal all of those rulings to the Federal Circuit Court of Appeals. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. NetApp filed seven petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office recently issued rulings in the three pending IPR proceedings involving NetApp, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the other two that the ‘147 Patent is unpatenable in view of different prior art. Crossroads believes these rulings were in error and will appeal all of these rulings to the Federal Circuit Court of Appeals. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Quantum filed three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office recently issued rulings in two of the three pending IPR proceedings involving Quantum, ruling that the ‘035 Patent and ‘147 Patents are unpatentable in view of the cited prior art. One IPR proceeding is still pending and the decision is expected on or before March 17, 2016. Crossroads believes the rulings of unpatenability were in error and will appeal those rulings to the Federal Circuit Court of Appeals. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantum v. Crossroads

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that the Company’s StrongBox product infringes a patent owned by Quantum. On November 23, 2015, the parties settled the case.

Dot Hill v. Crossroads

On June 29, 2015, Dot Hill filed a lawsuit in the U.S. District Court for the District of Colorado alleging that the Company’s StrongBox product infringes a patent owned by Dot Hill. The Company believes it has meritorious legal positions and will defend its interests vigorously in this matter. If Dot Hill is successful in this lawsuit, it could result in the Company not having all of the patent rights necessary to conduct the Company’s business. The case is on-going and the Court has proposed the Markman Hearing be conducted in July 2016. The Court has not yet set a trial date.

7. STOCKHOLDERS’ EQUITY

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock (“Series F Preferred Stock”), par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants totaling $1,543,000 was initially allocated to additional paid in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000, which was recorded as a deemed dividend.   Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The warrants were exercisable immediately upon issue, and expire March 22, 2018.   During the three months ended January 31, 2015, the Company issued 67,781 dividend common shares valued at approximately $169,000. During the three months ended January 31, 2016, the Company issued a dividend of 126,911 common shares valued at approximately $302,000. Accrued and unpaid dividends were valued at approximately $17,000 as of January 31, 2016.

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

During the three months ended January 31, 2016, 200,000 shares of Series F Preferred Stock shares were converted to common shares.

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

2013 Fortress Credit Agreement

On July 22, 2013 the Company issued warrants to purchase 1,454,545 shares of its common stock to Fortress at $2.0625 per share (the “Fortress Warrants”). To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.   The Fortress Warrants were recorded at a fair value of $1,374,000 or $1.0625 per underlying warrant share. In connection to the 2015 Common Stock Rights Offering, defined below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $2.0625. As of January 31, 2016, there were 1,748,218 warrants outstanding.

The Fortress Warrants will expire on the seventh anniversary of the effective date of the Fortress transactions.

2014 Private Placement

On March 31, 2014, the Company sold 1,986,622 units at $2.2565 per unit for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 993,311 shares of common stock have a weighted average exercise price of $2.45 per share.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. In connection with the 2015 Common Stock Rights Offering, defined below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $2.45. As of January 31, 2016, there were 1,193,860 warrants outstanding.

2015 Common Stock Offering

On January 27, 2015, the Company sold 3,071,739 units at $2.30 per unit for gross proceeds to the Company of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4.0 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire January 31, 2020. In connection with the 2015 Common Stock Rights Offering, defined below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $2.76. As of January 31, 2016, there were 1,993,664 warrants outstanding.

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

The Company has the following common stock warrants outstanding at January 31, 2016:

Warrant Transaction	Warrants Outstanding	Weighted Average Exercise Price
2013 Private Placement	2,439,585	$2.00
2013 Fortress Credit Agreement	1,748,218	$2.06
2014 Private Placement	1,193,860	$2.45
2015 Common Stock Offering	1,993,664	$2.76
Total Warrants	7,375,327

8.  STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”).  As of January 31, 2016, options to purchase 366,425 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the Board of Directors on May 26, 2010 and became effective on August 13, 2010, upon approval by stockholders and was subsequently amended by the Board of Directors on March 12, 2015 and approved by stockholders on April 24, 2015.  A maximum of 5,250,000 shares of Crossroads common stock may be awarded.  As of January 31, 2016, options to purchase 5,304,943 shares of common stock were granted from the 2010 Plan, of which 3,730,453 were outstanding. During the three months ended January 31, 2016 and 2015, 0 and 117,577 common stock shares were granted from the 2010 Plan, respectively.

As of January 31, 2016, options to purchase an aggregate of 4,096,878 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 3,367,601 were vested. Under the 2010 Plan, 578,634 shares of common stock were available for future grants as of January 31, 2016.  The shares of common stock reserved for future grant are reduced by 526,741 options previously exercised under the 2010 Plan, and 414,172 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter until fully vested. Stock option exercises are fulfilled with new shares of common stock.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Three months ended January 31,
	2016	2015

Cost of revenue	$6	$8
Sales and marketing	44	61
Research and development	66	124
General and administrative	193	153
Total stock-based compensation	$309	$346

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s stock. The expected term represents an estimate of the time options are expected to remain outstanding based upon historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The variables used in the Black-Scholes calculation are listed below for the respective periods, no options were granted during the three months ended January 31, 2016:

	Three months ended January 31,
	2016	2015

Expected dividend yield	-	0%
Expected volatility	-	75 - 76%
Risk-free interest rate	-	1.4 - 1.6%
Expected term (years)	-	4 - 5

The following table summarizes information about stock option activity for the three months ended January 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding and expected to vest at October 31, 2015	4,111,896	$1.86	7.26	$0.2

Granted	-	$-
Forfeited	(15,018)	$2.50
Exercised	-	$-
Outstanding and expected to vest at January 31, 2016	4,096,878	$1.85	7.03	$-

Exercisable at January 31, 2016	3,367,601	$1.89	6.58	$-

The weighted average fair value per option granted during the three months ended January 31, 2016 and 2015 was $0 and $1.69, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended January 31, 2016 and 2015 was $0 and $22,000, respectively. During the three months ended January 31, 2016 and 2015, the amount of cash received from the exercise of stock options was $0 and $40,000, respectively.

The Company granted no options to non-employees during the three months ended January 31, 2016 and 2015.

At January 31, 2016, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.9 years. There were 92,640 and 216,980 options that became vested during the three months ended January 31, 2016 and 2015, respectively, with the total fair value of these awards of approximately $0.2 million and $0.3 million, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows information about outstanding stock options at January 31, 2016:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$0.53	$1.01	415,005	7.21	$0.91	415,005	$0.91
$1.03	$1.23	142,486	8.24	$1.06	85,950	$1.04
$1.28	$1.28	540,900	7.81	$1.28	540,900	$1.28
$1.30	$1.34	556,013	7.16	$1.32	275,513	$1.30
$1.41	$1.70	144,421	5.63	$1.47	94,815	$1.50
$1.75	$1.75	981,752	7.36	$1.75	981,752	$1.75
$1.76	$2.13	488,646	8.53	$2.06	264,437	$2.03
$2.28	$3.73	511,440	5.06	$2.80	393,014	$2.95
$3.95	$4.99	314,129	5.13	$4.03	314,129	$4.03
$5.99	$5.99	2,086	5.49	$5.99	2,086	$5.99
$0.53	$5.99	4,096,878	7.03	$1.85	3,367,601	$1.89

9. EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.  All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.  In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the Savings Plan.  The Company made matching contributions of $46,000 and $47,000 during the three months ended January 31, 2016 and 2015, respectively.

10. RELATED PARTY TRANSACTIONS

2014 Private Placement

On March 31, 2014 and April 4, 2014, the Company entered into securities purchase agreements with certain accredited investors for the issuance and sale in a private placement (the “2014 Private Placement”) of an aggregate of 1,986,622 units, at a purchase price of $2.2565 per unit for net aggregate proceeds of approximately $4.5 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $2.46 per whole share. The lead investor of the 2014 Private Placement was Lone Star Value Investors, LP (“Lone Star Value LP”). Lone Star Value LP is controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors. Lone Star Value LP acquired 1,288,352 units in the 2014 Private Placement for approximately $2.9 million.

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

2015 Common Stock Rights Offering

On July 29, 2015, the Company closed a subscription rights offering (the “2015 Common Stock Rights Offering”) for the Company’s common stock, selling 3,933,879 shares of common stock, at $1.25 per share, for aggregate gross proceeds of approximately $4.9 million. Lone Star Value LP, controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors, acquired 1,537,907 shares in the 2015 Common Stock Rights Offering for approximately $1.9 million.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. PREFERRED STOCK RIGHTS

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

No rights were exercisable at January 31, 2016. There is no impact to the Company's financial results as a result of the adoption of the Plan for the three months ended January 31, 2016 or 2015.

12. SUBSEQUENT EVENTS

March 2, 2016, the Company received written notice from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2).

In accordance with Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until August 29, 2016, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180 day period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission.

Forward-Looking Statements

Various statements contained in or incorporated by reference into this quarterly report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our Form 10-K for the year ended October 31, 2015, as well as those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

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

Our Direction and Strategy

Our fundamental purpose is to help customers simplify and improve IT operations where access to mission-critical data is key. Our commitment to solving complex data storage problems provides ongoing value to our customers, partners and stockholders. Our objective is to deliver innovative, reliable, and affordable data storage solutions. By doing so, we expect to increase our product revenues and achieve profitability. As we endeavor to gain additional market acceptance of our newest products, we are focused on meeting the needs of our sales channel partners while controlling operating expenses.

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

On February 4, 2016, we announced our board of directors authorized management to explore strategic alternatives related to its product business, including the possibility of partnerships or an outright sale of the product business, although we can provide no assurance that any transaction will be consummated. Any such transaction would be also subject to obtaining any necessary approvals.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We had 46 and 47 employees as of January31, 2016 and 2015, respectively. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Other Income. Other income consists of amounts not able to be categorized elsewhere. A majority of the amounts recognized are from the partial sale of the IP revenue stream, amounting to $2.7 million for the first fiscal quarter of 2016.

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

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Results of Operations

Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015

Revenue.  Total revenue decreased $0.2 million, or 9.7%, to $2.0 million for the three months ended January 31, 2016 from $2.2 million for the three months ended January 31, 2015.

Product revenues for the three months ended January 31, 2016 decreased $0.1 million, or 10.6%, to $0.8 million compared with $0.9 million for the three months ended January 31, 2015 due primarily to a decrease in product revenue from our OEM SPHiNX porter of $0.2 million, partially offset by an increase in StrongBox revenue of $0.1 million, as a result of an increase in sales volume in Europe.

IP license, royalty and other revenue consists of the following for the three months ended January 31, 2016 and 2015:

	Three months ended January 31,
	2016	2015
	(unaudited)
IP license revenue	$204	$204
HP royalty and post contract service revenue	659	748
Post contract service and other service revenue (non-HP)	328	357
IP license, royalty and other revenue	$1,191	$1,309

IP license, royalty and other revenues for the three months ended January 31, 2016 decreased $0.1 million, or 9.1%, to $1.2 million compared with $1.3 million for the three months ended January 31, 2015.

IP license revenue remained consistent at $0.2 million for the three months ended January 31, 2016 and 2015. HP royalty and post contract support (PCS) service revenue also remained consistent at $0.7 million for the three months ended January 31, 2016 and 2015. PCS and other service revenue (non-HP) decreased $0.1 million primarily due to reduced PCS revenue from RVA products for the three months ended January 31, 2016.

Cost of Revenue.   Cost of revenue decreased $0.1 million, or 13.2%, to $0.5 million for the three months ended January 31, 2016 from $0.6 million for the three months ended January 31, 2015. Product costs for the three months ended January 31, 2016 decreased $0.1 million to $0.2 million, or 24.1%, from $0.3 million for the three months ended January 31, 2015, as a result of lower sales volumes. IP license, royalty and other costs remained consistent at $0.3 million for the three months ended January 31, 2016 and 2015.

Sales and Marketing.   Sales and marketing expenses remained fairly consistent, for the three months ended January 31, 2016 and 2015.

Research and Development.    Research and development expenses decreased $0.2 million, or 15.9%, to $1.2 million for the three months ended January 31, 2016 from $1.4 million for the three months ended January 31, 2015. The decrease was due to decreased payroll and benefits expenses, including stock based compensation, of approximately $0.1 million, and depreciation of approximately $0.1 million.

General and Administrative.  General and administrative expenses increased $1.0 million, or 72.9%, to $2.3 million for the three months ended January 31, 2016 from $1.3 million for the three months ended January 31, 2015. The increase was due to increases in professional and legal services of approximately $1.0 million. The professional fees are in connection with the increased activity in ongoing patent and IP litigation.

Interest expense.  Interest expense decreased $0.1 million, or 100.0%, to $0 for the three months ended January 31, 2016 from $0.1 million for the three months ended January 31, 2015. The decrease was due to the payoff of the Fortress debt.

Amortization of debt discount and issuance costs.  Amortization of debt discount and issuance costs expense decreased $0.2 million, or 100%, to $0 for the three months ended January 31, 2016 from $0.2 million for the three months ended January 31, 2015. The amortization relates to the Fortress debt during 2013, and the decrease is due to the Fortress debt being paid off in October 2015.

Other Income.  Other income was $2.7 million for the three months ended January 31, 2016, and $19,000 for the three months ended January 31, 2015. The $2.7 million recorded in first fiscal quarter of 2016 was the amount recognized in connection to the partial IP revenue stream sale to Techquity during the first quarter of 2016 (as described in the liquidity section).

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

The following table summarizes our primary sources and uses of cash in the periods presented:

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(4,120)	$(1,457)
Net cash used in investing activities	(10)	(24)
Net cash provided by financing activities	-	5,016
Change in cash and cash equivalents	(4,134)	3,496
Cash, cash equivalents, and restricted cash, end of period	7,658	8,442

Net cash used in operating activities increased $2.6 million from approximately $1.5 million during the three months ended January 31, 2015 to approximately $4.1 million during the three months ended January 31, 2016. Net loss for the three months ended January 31, 2016 decreased approximately $2.2 million from $2.3 million for the three months ended January 31, 2015 to $0.1 million for the three months ended January 31, 2016, due primarily to the partial sale of our IP revenue stream. Included in the net loss for the three months ended January 31, 2016 were non-cash adjustments for stock based compensation of $0.3 million, and depreciation of $0.1 million. Cash used in operating activities were also affected by a decrease in deferred revenue of $2.5 million as a result of the deferral of revenue recognized from the partial sale of our IP revenue stream, a decrease in accounts payable and accrued expenses by $1.2 million due to IP legal fees to be paid, a decrease in accounts receivable of $0.5 million, and an increase in prepaid expenses of $0.1 million.

Cash flows from investing activities primarily relate to capital expenditures to support our employees, and our capital needs in our research and development efforts. Net cash used in investing activities was $10,000 in the three months ended January 31, 2016 compared to $24,000 in cash used in investing activities during the three months ended January 31, 2015.

Cash flows provided by financing activities for the three months ended January 31, 2015 was $5.0 million. Proceeds from the sale of common stock, and exercise of options amounted to approximately $6.0 million, offset by the repayment of debt of $1.0 million. No cash was provided by financing activities for the three months ended January 31, 2016.

Financing Arrangements

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

The Series F warrants are accounted for as a liability at their fair value of $0.8 million as of October 31, 2013. The value of the derivative warrant liability was re-measured at each reporting period with changes in fair value recorded as earnings. We engaged an independent company to value its derivative liability and perform re-measurements. To derive an estimate of the fair value of these warrants, a dynamic Black-Scholes formula is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relied upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect. In the event the Series F Preferred Stock shares were redeemed, any redemption price in excess of the carrying amount of the Series F Preferred Stock would be treated as a dividend.

The warrants were exercisable six months after the closing date of the issuance, and expire March 22, 2018.

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

2015 Common Stock Offering

On January 27, 2015, we sold 3,071,739 units at $2.30 per unit for gross proceeds of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4.0 years.  The warrants are exercisable upon the six-month anniversary of issue, and expire January 31, 2020. As of January 31, 2016, there were 1,993,664 warrants outstanding. We will use the net proceeds of this offering for general working capital purposes.

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

IP Revenue Stream Sale

On October 30, 2015, we entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), pursuant to which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received by the Company, Techquity received the rights to 52% of the first $20 million, 40% of the amounts between $20 and $100 million, and 12% of all amounts above $100 million in aggregate licensing, settlements or other awards related to the ‘972 patents received after the date of the sale agreement. We are restricted to only making payments of approved legal expenditures with the consideration received. During the three months ended January 31, 2016, the Company recognized $2.7 million in other income, and $3.5 million is held in deferred revenue and restricted cash. Included in the amount recognized as revenue during the first quarter, $0.6 million is recorded in liabilities as it is unpaid, reducing restricted cash. We recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

Recent Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized in accordance to the transfer of promised goods or services to customers, reflecting the amount of consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for Crossroads is the first quarter of fiscal 2018. In accordance with this deferral, we are required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are continuing to evaluate the impact of these amendments and the transition alternatives on our consolidated financial statements and disclosures.

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

Changes in Internal Controls

During the last fiscal quarter, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Patent Litigation Proceedings

We have a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

•	A “Markman hearing ” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether a finding of infringement and validity are made by the Court or by the jury at trial.

•	An “Inter Partes Review ” (“IPR”) is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during Inter Partes Review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on our patent rights. An IPR, if granted, is typically a twelve-to eighteen-month process.

Crossroads v. Dot Hill

We filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. ("Dot Hill") styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman order (the “Markman Order”) construing the claims in a manner favorable to us and issued an order staying the case pending resolution of the IPR proceedings. The U.S. Patent Office recently issued rulings in both of the IPR proceedings that Dot Hill had joined, ruling in one that the ‘035 Patent is not unpatentable in view of the prior art raised and in the other that the ‘035 Patent is unpatenable in view of different prior art. We believe the rulings of unpatentability were in error and will appeal those rulings to the Federal Circuit Court of Appeals. If the patent asserted against Dot Hill is found partially or entirely invalid at the conclusion of these IPR proceedings, including appeal, We might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement.

Crossroads v. Oracle, Huawei, Cisco, NetApp and Quantum

These related cases were filed on October 7, 2013, November 26, 2013, and February 18, 2014 in the United States District Court for the Western District of Texas alleging infringement by these parties of one or more patents in the ‘972 patent family. The asserted patents (6,425,035, 7,934,041, 7,987,311 and 7,051,147) were subject to a re-examination of the patents conducted in 2005-2006 by the United States Patent and Trademark Office (the “U.S. Patent Office”) or were issued after the re-examination. On May 7, 2014, these cases and the Dot Hill case were consolidated for purposes of discovery and a Markman hearing occurred on October 6 and 7, 2014. On June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us and entered an order staying these actions in light of various pending IPR proceedings.

During the time we were pursuing the potential infringers of the ‘972 patent family, we gave companies with potentially infringing products the opportunity to license our proprietary technology. For example, NetApp was first given notice of potential infringement in 2004. Cisco was first given notice of potential infringement in 2002. Quantum has been on notice of its potential infringement since 2006. Oracle acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by us throughout the years to negotiate licenses to the ‘972 patent family, these companies refused and left us with no alternatives but litigation. We believe these companies (and companies they have acquired) have been illegally using our proprietary technology and that the potential compensatory damages could be in excess of $200 million, which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and we can provide no guarantees of success, we believe the infringement by most of these companies has been prolonged and potentially willful.

In response to the lawsuits brought by us, collectively these defendants filed nineteen inter partes review petitions with the U.S. Patent Office to challenge the validity of the patents asserted by the Company in these lawsuits. The U.S. Patent Office instituted review of six of the petitions, granted joinder in four of the petitions and denied review of the remaining nine petitions. The first of the petitions were filed only months after we filed lawsuits against these parties and years after they were made aware of their potential infringement. We continue to believe it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. In accordance with the schedule set by the U.S. Patent Office, the Oral Hearings for the IPRs were conducted on October 30, 2015 and the final decisions for the instituted IPRs are expected to be completed by April 8, 2016, if not sooner. The U.S. Patent Office recently issued rulings in five of the six pending IPR proceedings, ruling in one that the ‘035 Patent is not unpatentable in view of the prior art raised and ruling in the other four that the ‘035 Patent and ‘147 Patents are unpatenable in view of different prior art. One IPR proceeding is still pending and the decision is expected on or before March 17, 2016. We believe the rulings of unpatentability were in error and will appeal all of these adverse rulings to the Federal Circuit Court of Appeals. If these patents, which have been asserted against Oracle, Cisco, NetApp, and Quantum are found partially or entirely invalid at the conclusion of these IPR proceedings, including appeal, we may be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement.

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

We filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Oracle. The U.S. Patent Office granted six of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office recently issued rulings in five of the six pending IPR proceedings involving Oracle, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the other four that the ‘035 Patent and ‘147 Patent are unpatenable in view of different prior art. One IPR proceeding which Oracle joined is still pending and the decision is expected on or before March 17, 2016. We believe the rulings of unpatentability were in error and will appeal all of those rulings to the Federal Circuit Court of Appeals. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Cisco. The U.S. Patent Office granted those petitions. Based on the IPRs, Cisco filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office recently issued rulings in two of the three pending IPR proceedings involving Cisco, ruling that the ‘035 Patent and ‘147 Patents are unpatenable in view of the cited prior art. One IPR proceeding is still pending and the decision is expected on or before March 17, 2016. We believe the rulings of unpatentability were in error and will appeal all of those rulings to the Federal Circuit Court of Appeals. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. NetApp filed seven petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office recently issued rulings in the three pending IPR proceedings involving NetApp, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the other two that the ‘147 Patent is unpatenable in view of different prior art. We believe these rulings were in error and will appeal all of these rulings to the Federal Circuit Court of Appeals. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Quantum filed three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office recently issued rulings in two of the three pending IPR proceedings involving Quantum, ruling that the ‘035 Patent and ‘147 Patents are unpatenable in view of the cited prior art. One IPR proceeding is still pending and the decision is expected on or before March 17, 2016. We believe the rulings of unpatentability were in error and will appeal those rulings to the Federal Circuit Court of Appeals. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

Quantum v. Crossroads

On September 23, 2014, Quantum filed a lawsuit in the U.S. District Court for the Northern District of California alleging that the Company’s StrongBox product infringes a patent owned by Quantum. On November 23, 2015, the parties settled the case.

Dot Hill v. Crossroads

On June 29, 2015, Dot Hill filed a lawsuit in the U.S. District Court for the District of Colorado alleging that our StrongBox product infringes a patent owned by Dot Hill. We believe it does not haves meritorious legal positions and will defend its interests vigorously in this matter. If Dot Hill is successful in this lawsuit, it could result in the Company not having all of the patent rights necessary to conduct our business. The case is on-going and the Court has proposed the Markman Hearing be conducted July 2016. The Court has not yet set a trial date.

ITEM 1A.	RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, which we filed with the SEC on January 13, 2016. The risks and uncertainties described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

CROSSROADS SYSTEMS, INC.

March 10, 2016	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

March 10, 2016	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)