Form 10-Q
period 2016-04-30
CROSSROADS SYSTEMS INC
filed 2016-06-14
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2016

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

As of June 14, 2016, Registrant had outstanding 24,509,435 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED April 30, 2016

PART I-	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,	October 31,
ASSETS	2016	2015
	(unaudited)
Current assets:
Cash and cash equivalents	$2,994	$5,314
Restricted cash	3,122	6,478
Total cash, cash equivalents and restricted cash	6,116	11,792
Accounts receivable, net of allowance for doubtful accounts of $3 and $5, respectively	1,056	656
Current assets of discontinued operations	-	1,544
Prepaid expenses and other current assets	227	218
Total current assets	7,399	14,210

Non-current assets of discontinued operations	-	562
Other assets	140	141
Total assets	$7,539	$14,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$434	$1,823
Accrued expenses	591	1,727
Deferred revenue, current portion	3,010	6,343
Current liabilities of discontinued operations	-	1,359
Total current liabilities	4,035	11,252

Non-current liabilities of discontinued operations	-	597

Commitments and contingencies (See Note 4)	-	-
Total liabilities	4,035	11,849

Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,591,257 and 2,791,257 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 75,000,000 shares authorized, 24,509,435 and 24,182,524 shares issued and outstanding, respectively	25	24
Additional paid-in capital	239,497	238,882
Accumulated other comprehensive loss	-	(90)
Accumulated deficit	(236,021)	(235,755)
Total stockholders’ equity	3,504	3,064
Total liabilities and stockholders’ equity	$7,539	$14,913

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Revenue:
IP license, royalty and other revenue	$210	$190	$420	$392

Cost of revenue:
IP license, royalty and other cost of revenue	49	16	100	53

Gross profit	161	174	320	339

Operating expenses:
General and administrative	1,356	2,638	3,705	4,066
Total operating expenses	1,356	2,638	3,705	4,066

Loss from operations	(1,195)	(2,464)	(3,385)	(3,727)

Other expense:
Interest expense	-	(99)	-	(227)
Amortization of debt discount and issuance costs	-	(179)	-	(400)
Other income	627	-	3,299	19
Loss from continuing operations	(568)	(2,742)	(86)	(4,335)

Discontinued operations:
Loss on discontinued operations	(1,194)	(774)	(1,812)	(1,487)
Gain on disposal of discontinued operations	1,771	-	1,771	-
Gain (loss) from discontinued operations	577	(774)	(41)	(1,487)

Net income (loss)	$9	$(3,516)	$(127)	$(5,822)

Dividends attributable to preferred stock	$(78)	$(72)	$(129)	$(156)
Net loss available to common stockholders, basic and diluted	$(69)	$(3,588)	$(256)	$(5,978)

Earnings (loss) per share, basic and diluted:
Discontinued operations	$0.02	$(0.04)	$(0.00)	$(0.08)
Continuing operations	$(0.02)	$(0.14)	$(0.00)	$(0.25)
Available to common stockholder	$(0.00)	$(0.19)	$(0.01)	$(0.34)

Weighted average number of common shares outstanding, basic and diluted	24,784,822	19,286,525	24,534,672	17,584,841

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Net income (loss)	$9	$(3,516)	$(127)	$(5,822)

Other comprehensive income (loss):
Foreign currency translation adjustments	98	(11)	90	(19)

Comprehensive income (loss)	$107	$(3,527)	$(37)	$(5,841)

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	April 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(127)	$(5,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation from discontinued operations	69	220
Gain on sale of discontinued operations	(919)	-
Amortization of debt discount	-	400
Stock-based compensation	451	536
Provision for doubtful accounts receivable	(1)	67
Changes in assets and liabilities:
Accounts receivable	630	468
Inventory	53	(167)
Prepaid expenses and other assets	48	147
Accounts payable	(1,279)	(80)
Accrued expenses	(735)	316
Accrued warranty costs	-	-
Deferred revenue	(4,559)	175
Net cash used in operating activities	(6,369)	(3,740)

Cash flows from investing activities:
Purchase of property and equipment from discontinued operations	(28)	(146)
Proceeds from sale of discontinued operations	852	-
Net cash provided by (used in) investing activities	824	(146)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	-	6,013
Repayment of debt	-	(1,973)
Net cash provided by financing activities	-	4,040

Effect of foreign exchange rate on cash and cash equivalents	(131)	(50)
Change in cash and cash equivalents	(5,676)	104
Cash, cash equivalents, and restricted cash beginning of period	11,792	4,946
Cash, cash equivalents, and restricted cash end of period	$6,116	$5,050

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$227
Cash paid for income taxes	$2	$1

Supplemental disclosure of non cash financing activities:
Conversion of preferred stock to common stock	$302	$418
Common stock dividends issued to preferred shareholders	$139	$169
Warrants issued with private placement stock	$-	$1,893
Lease incentive received, non-cash addition to fixed assets	$-	$243

See accompanying notes to the consolidated financial statements.

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Crossroads Systems, Inc. and its wholly-owned subsidiaries (“Crossroads” or the “Company”).   Headquartered in Austin, Texas, Crossroads, a Delaware corporation, is an intellectual property licensing company. Founded in 1996 as a product solutions company, Crossroads created some of the storage industry’s most fundamental patents and has licensed patents to more than 50 companies since 2000.

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

The investment in KIP CR P1 LP (which we refer to as the “partnership”), of which the Company is a limited partner and of which an affiliate of Fortress Investment Group LLC (“Fortress”) is the general partner, is accounted for using the equity method. The partnership holds the Company’s non’972 patent portfolio. The current investment balance is nominal at April 30, 2016.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification includes assets, liabilities, and certain expenses in sales and marketing, research and development, and general and administrative related to discontinued operations. The amounts for the prior periods have been reclassified to be consistent with the current period presentation and have no impact on previously reported financials.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase. While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits. As of April 30, 2016, total uninsured deposits were $5.8 million. The Company has not experienced any losses in such accounts.

Restricted cash amounted to $3.1 million. The balance consists of $2.9 million in cash held from the sale of a portion of the Company’s IP revenue stream, and $0.2 million in connection with a letter of credit on the lease of the Company headquarters.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IP Revenue Stream Sale

On October 30, 2015, the Company entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), in which Techquity will share in the revenue generated from the ’972 patent litigation. For consideration of $10.0 million received by the Company, Techquity received the rights to 52% of the first $20 million in licenses, settlements or other awards related to the ’972 patents, 40% of the amounts between $20 and $100 million, and 12% of all amounts above $100 million in aggregate licensing, settlements or other awards. Proceeds from the TQ Zeta agreement are restricted to approved legal expenditures as defined in the agreement. During the three and six months ended April 30, 2016, the Company recognized $0.6 and $3.3 million in other income, respectively, $2.9 million is held in deferred revenue and restricted cash. Included in the amount recognized as revenue during the three and six months ended April 30, 2016 is $0.2 million recorded in liabilities, reducing restricted cash. The Company will recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 13,776,052 and 13,411,599 for the six months ended April 30, 2016 and 2015, respectively. The dilutive common stock equivalents for the six months ended April 30, 2016 include warrants to purchase 7,375,327 shares of common stock, 2,591,257 shares of preferred stock, which are excluded until converted to common shares (Note 6), and stock options to purchase 3,809,468 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net income, preferred dividends paid and accrued of $78,000 and $129,000 for the three and six months ended April 30, 2016, respectively.

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

As of April 30, 2016, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of April 30, 2016 and October 31, 2015, the Company held no investments.

3. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	April 30,	October 31,
	2016	2015
	(unaudited)

Payroll related	$162	$837
Professional services	340	657
Deferred rent	-	184
Warranty reserve	-	5
Other	89	44
	$591	$1,727

Included in payroll related accrued expenses as of April 30, 2016 and October 31, 2015 was $0.1 and $0.4 million, respectively, related to bonus compensation.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue, current portion, consists of the following (in thousands):

	April 30,	October 31,
	2016	2015
	(unaudited)

License	$104	$135
Deferred revenue stream sale	2,906	6,208
	$3,010	$6,343

Deferred revenue stream sale consists of the remaining amount of consideration received from the sale of a portion of the Company’s IP revenue stream. The deferred revenue will be recognized upon the expenditure of approved legal costs related to the ongoing IP litigation described in Note 4.

4. COMMITMENTS AND CONTINGENCIES

Leases

In accordance with the terms of the March 22, 2016 sale of our product division, the Company’s office space and equipment lease obligations have been assigned to the purchaser.

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

Crossroads v. Dot Hill

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. (“Dot Hill”) styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 (the “035 patent”) and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman order (the “Markman Order”) construing the claims in a manner favorable to Crossroads and issued an order staying the case pending resolution of the IPR proceedings. The United States Patent and Trademark Office (the “U.S. Patent Office”) issued rulings in both of the IPR proceedings that Dot Hill had joined, ruling in one that the ’035 Patent is not unpatentable in view of the prior art raised and in the other that the ’035 Patent is unpatenable in view of different prior art. Crossroads believes the ruling of unpatentability was in error and has filed an appeal of that ruling with the Federal Circuit Court of Appeals. That appeal is on-going. If the patent asserted against Dot Hill is found partially or entirely invalid at the conclusion of the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement. In May 2016, Crossroads filed a motion to lift the stay for limited purposes regarding Dot Hill’s failure to pay certain royalties. A hearing took place June 2, 2016 on this motion and Crossroads anticipates the Court will decide that motion within the next two months.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dot Hill owes the Company approximately $1.0 million at April 30, 2016 related to an agreement between the companies. The Company believes these amounts have been earned and collectability is probable at April 30, 2016.

Crossroads v. Oracle, Huawei, Cisco, NetApp, and Quantum

These related cases were filed on October 7, 2013, November 26, 2013, and February 18, 2014 in the United States District Court for the Western District of Texas alleging infringement by these parties of one or more patents in the ’972 patent family. The asserted patents (6,425,035, 7,934,041, 7,987,311 and 7,051,147) were subject to a re-examination of the patents conducted in 2005-2006 by the U.S. Patent Office or were issued after the re-examination. On May 7, 2014, these cases and the Dot Hill case were consolidated for purposes of discovery and a Markman hearing occurred on October 6 and 7, 2014. On June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads and entered an order staying these actions in light of the IPR proceedings.

During the time Crossroads was pursuing the potential infringers of the ’972 patent family, the Company gave companies with potentially infringing products the opportunity to license the Company’s proprietary technology. For example, NetApp was first given notice of potential infringement in 2004. Cisco was first given notice of potential infringement in 2002. Quantum has been on notice of its potential infringement since 2006. Oracle acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by Crossroads throughout the years to negotiate licenses to the ’972 patent family, these companies refused and left Crossroads with no alternatives but litigation. Crossroads believes these companies (and companies they have acquired) have been illegally using Crossroads’ proprietary technology and that the potential compensatory damages could be in excess of $200 million, which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and the Company can provide no guarantees of success, the Company believes the infringement by most of these companies has been prolonged and potentially willful.

In response to the lawsuits brought by Crossroads, collectively these defendants filed nineteen inter partes review petitions with the U.S. Patent Office to challenge the validity of the patents asserted by the Company in these lawsuits. The U.S. Patent Office instituted review of six of the petitions, granted joinder in four of the petitions and denied review of the remaining nine petitions. The first of the petitions were filed only months after Crossroads filed lawsuits against these parties and years after they were made aware of their potential infringement. Crossroads continues to believe it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. The U.S. Patent Office issued rulings in the IPR proceedings, ruling in one that the ’035 Patent is not unpatentable in view of the prior art raised and ruling in the others that the ’035 Patent and Patent No. 7,051,147 (the “’147 Patent”) are unpatenable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If these patents, which have been asserted against Oracle, Cisco, NetApp, and Quantum, are found partially or entirely invalid at the conclusion of these IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Oracle. The U.S. Patent Office granted six of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Oracle, ruling in one that the ’035 Patent is not unpatentable over the prior art and ruling in the other five that the ’035 Patent and ’147 Patent are unpatenable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Cisco. The U.S. Patent Office granted those petitions. Based on the IPRs, Cisco filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Cisco, ruling that the ’035 Patent and ’147 Patents are unpatentable in view of the cited prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. NetApp filed seven petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving NetApp, ruling in one that the ’035 Patent is not unpatentable over the prior art and ruling in the others that the ’147 Patent is unpatenable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Quantum filed three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the three IPR proceedings involving Quantum, ruling that the ’035 Patent and ’147 Patents are unpatentable in view of the cited prior art. Crossroads believes the rulings of unpatenability were in error and has appealed those rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

Dot Hill v. Crossroads

On June 29, 2015, Dot Hill filed a lawsuit in the U.S. District Court for the District of Colorado alleging that the Company’s StrongBox product infringed a patent owned by Dot Hill. On April 22, 2016 the parties entered into a settlement agreement resolving the action and on May 5, 2016, the case was dismissed.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. DISCONTINUED OPERATIONS

On March 22, 2016, the Company entered into a Purchase and Assignment Agreement (the “Purchase Agreement”) with StrongBox Data Solutions, Inc. (“SDSI”), a Quebec corporation.

Under the Purchase Agreement, the Company sold and transferred all of the assets related to the Company’s product and support services division (the “Business”), including the Company’s StrongBox and SPHiNX storage solutions, to SDSI. SDSI also assumed certain liabilities of the Company related to the Company’s product business, and absorbed the majority of Crossroads’ employees. As consideration under the Purchase Agreement, SDSI paid the Company net proceeds equal to $1.9 million in cash on the closing date. Consideration of $1.0 million was paid to the holders of the Company’s Series F Preferred Stock in exchange for a vote for approval of the divestiture. The Board of Directors approved this payment, which has been reflected as a cost to sell the business.

The assets and liabilities transferred for consideration received were (in thousands, at book value, unaudited):

Cash Received	$1,852
Cash paid to Series F Convertible Preferred shareholders	(1,000)
Net cash received	852
Fixed Assets	(499)
Inventory	(386)
Other Comprehensive Income	(110)
Expenses incurred	(79)
Deferred Revenue	1,795
Other Assets and Liabilities	198
Net gain on sale of discontinued operations	$1,771

Certain items were reclassified as part of discontinued operations for comparative purposes. The table below presents the amounts by balance sheet classification (in thousands):

	April 30,	October 31,
	2016	2015
Assets	(unaudited)	(unaudited)
Current assets:
Accounts receivable, net	$-	$976
Inventories	-	437
Prepaids expenses, and other current assets	-	131
Total current assets	-	1,544
Property and equipment, net	-	533
Other assets	-	30
Total assets	$-	$2,107

Liabilities
Current liabilities:
Accounts payable	-	400
Accrued expenses	-	68
Deferred revenue	-	891
Total current liabilities	-	1,359

Long term deferred revenue	-	596
Total liabilities	$-	$1,955

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the statement of operations that are part of the discontinued operations are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Product	$-	$584	$859	$1,446
IP License, royalty and other	(63)	946	923	2,053

Total revenue	(63)	1,530	1,782	3,499

Cost of revenue:
Product	-	220	309	502
IP License, royalty and other	41	176	275	433

Total cost of revenue	41	396	584	935

Gross profit	(104)	1,134	1,198	2,564

Operating expenses:
Sales and marketing	452	829	1,275	1,700
Research and development	638	1,079	1,735	2,351

Total operating expenses	1,090	1,908	3,010	4,051

(Loss) income from discontinued operations	$(1,194)	$(774)	$(1,812)	$(1,487)

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDERS’ EQUITY

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock (“Series F Preferred Stock”), par value $0.001 per share, and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. In connection with the 2015 Common Stock Rights Offering, defined below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015. As of April 30, 2016, there were 2,439,585 warrants outstanding. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants totaling $1,543,000 was initially allocated to additional paid in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000, which was recorded as a deemed dividend.  Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The warrants were exercisable immediately upon issue, and expire March 22, 2018.  During the six months ended April 30, 2015, the Company issued 67,781 dividend common shares valued at approximately $169,000. During the six months ended April 30, 2016, the Company issued a dividend of 126,911 common shares valued at approximately $302,000. Accrued and unpaid dividends were valued at approximately $88,000 as of April 30, 2016.

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

Upon approval of the full ratchet anti-dilution provisions on June 21, 2013, the warrants were reclassified as a derivative liability and recorded at fair value. This created a scenario for which the shares of Series F Preferred Stock were potentially convertible into more shares of common stock than authorized. Therefore, the Series F Preferred Stock was classified in temporary equity. Upon the expiration of the full ratchet anti-dilution provisions in March 2014, the Company reclassified the Series F Preferred Stock and warrants to permanent stockholders’ equity following the stockholders vote.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended April 30, 2016, 200,000 shares of Series F Preferred Stock were converted to common shares.

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

2013 Fortress Credit Agreement

On July 22, 2013 the Company issued warrants to purchase 1,454,545 shares of its common stock to Fortress at $2.0625 per share (the “Fortress Warrants”). To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black-Scholes formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.   The Fortress Warrants were recorded at a fair value of $1,374,000 or $1.0625 per underlying warrant share. In connection with the Offering (as defined below), an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining at $2.0625. As of April 30, 2016, there were 1,748,218 warrants outstanding.

The Fortress Warrants will expire on the seventh anniversary of the effective date of the Fortress transactions.

2014 Private Placement

On March 31, 2014, the Company sold 1,986,622 units at $2.2565 per unit for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 993,311 shares of common stock have a weighted average exercise price of $2.45 per share.  Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. In connection with the Offering, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining at $2.45. As of April 30, 2016, there were 1,193,860 warrants outstanding.

2015 Common Stock Offering

On January 27, 2015, the Company sold 3,071,739 units at $2.30 per unit for gross proceeds to the Company of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 1,658,760 shares of common stock have an exercise price of $2.76 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4.0 years.  The warrants will be exercisable upon the six-month anniversary of issue, and expire January 31, 2020. In connection with the Offering an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining at $2.76. As of April 30, 2016, there were 1,993,664 warrants outstanding.

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

The Company has the following common stock warrants outstanding at April 30, 2016:

Warrant Transaction	Warrants Outstanding	Weighted Average Exercise Price
2013 Private Placement	2,439,585	$2.00
2013 Fortress Credit Agreement	1,748,218	$2.06
2014 Private Placement	1,193,860	$2.45
2015 Common Stock Offering	1,993,664	$2.76
Total Warrants	7,375,327

7. STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”).  As of April 30, 2016, options to purchase 285,683 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the Board of Directors on May 26, 2010 and became effective on August 13, 2010, upon approval by stockholders, and was subsequently amended by the Board of Directors on March 12, 2015 and approved by stockholders on April 24, 2015.  A maximum of 5,250,000 shares of Crossroads common stock may be awarded.  As of April 30, 2016, options to purchase 5,304,943 shares of common stock were granted from the 2010 Plan, of which 3,523,785 were outstanding. During the six months ended April 30, 2016 and 2015, 0 and 117,577 common stock shares were granted from the 2010 Plan, respectively.

As of April 30, 2016, options to purchase an aggregate of 3,809,468 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 3,220,395 were vested. Under the 2010 Plan, 785,302 shares of common stock were available for future grants as of April 30, 2016.  The shares of common stock reserved for future grant are reduced by 526,741 options previously exercised under the 2010 Plan, and 414,172 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. The majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter until fully vested. Stock option exercises are fulfilled with new shares of common stock.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Six months ended April 30,
	2016	2015

General and administrative	$348	$332
Discontinued operations	103	204

Total stock-based compensation	$451	$536

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents an estimate of the time options are expected to remain outstanding based upon historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The variables used in the Black-Scholes calculation are listed below for the respective periods, no options were granted during the six months ended April 30, 2016:

	Six months ended April 30,
	2016	2015

Expected dividend yield	-	0%
Expected volatility	-	75 - 76%
Risk-free interest rate	-	1.4 - 1.6%
Expected term (years)	-	4 - 5

The following table summarizes information about stock option activity for the six months ended April 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding and expected to vest at October 31, 2015	4,111,896	$1.86	7.26	$0.2

Granted	-	$-
Forfeited	(302,428)	$3.17
Exercised	-	$-

Outstanding and expected to vest at April 30, 2016	3,809,468	$1.75	4.14	$-

Exercisable at April 30, 2016	3,220,395	$1.77	3.71	$-

The weighted average fair value per option granted during the six months ended April 30, 2016 and 2015 was $0 and $1.68, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended April 30, 2016 and 2015 was $0 and $35,000, respectively. During the six months ended April 30, 2016 and 2015, the amount of cash received from the exercise of stock options was $0 and $49,000, respectively.

The Company granted no options to non-employees during the six months ended April 30, 2016 and 2015.

At April 30, 2016, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.6 years. There were 202,904 and 469,092 options that became vested during the six months ended April 30, 2016 and 2015, respectively, with the total fair value of these awards of approximately $0.3 million and $0.7 million, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows information about outstanding stock options at April 30, 2016:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	$1.01	415,005	2.59	$0.91	415,005	$0.91
$1.03	$1.23	142,486	6.96	$1.06	85,950	$1.04
$1.28	$1.28	540,900	7.56	$1.28	540,900	$1.28
$1.30	$1.34	522,013	3.34	$1.32	275,513	$1.30
$1.41	$1.70	144,421	2.77	$1.47	94,846	$1.50
$1.75	$1.75	981,752	1.29	$1.75	981,752	$1.75
$1.76	$2.13	466,819	7.47	$2.06	335,802	$2.04
$2.28	$3.73	430,107	5.42	$2.77	324,662	$2.93
$3.95	$4.99	163,879	2.25	$4.10	163,879	$4.10
$5.99	$5.99	2,086	5.25	$5.99	2,086	$5.99
$-	$5.99	3,809,468	4.14	$1.75	3,220,395	$1.77

8. EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.  All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.  In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the savings plan.  The Company made matching contributions of $82,000 and $93,000 during the six months ended April 30, 2016 and 2015, respectively.

9. RELATED PARTY TRANSACTIONS

2015 Private Placement

On January 27, 2015, the Company entered into placement agency agreements with certain accredited investors for the issuance and sale in a private placement (the “2015 Private Placement”) of an aggregate of 3,071,739 units, at a purchase price of $2.30 per unit for net aggregate proceeds of approximately $7.1 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $2.76 per whole share. Lone Star Value Investors, LP (“Lone Star Value LP”), controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors at the time, acquired 350,000 units in the placement for approximately $0.8 million.

2015 Common Stock Rights Offering

On July 29, 2015, the Company completed a Rights Offering for the Company’s common stock, accepting subscriptions for 3,933,879 shares of common stock at $1.25 per share, for aggregate gross proceeds of approximately $4.9 million. Lone Star Value LP, controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors at the time, acquired 1,537,907 shares in the Rights Offering for approximately $1.9 million pursuant to the terms of the Rights Offering.

Discontinued operations consideration paid

During the three months ended April 30, 2016 the Company’s Board of Directors approved a payment to the Series F Preferred Shareholders of the greater of 50% of the net proceeds from the sale of the business or $1.0 million. The sale of the business required a 70% approval of the Series F Preferred Shareholders. The $1.0 million payment was recognized as an expense of selling the business.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. PREFERRED STOCK RIGHTS

On May 23, 2014, the Company’s Board of Directors adopted a tax benefit preservation plan (the “Plan”). The Plan is intended to diminish the risk that the Company’s ability to use NOLs to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.001 per share, and Series F Preferred Stock, par value $0.001 per share, of the Company to stockholders of record as of the close of business on June 4, 2014. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series G Participating Preferred Stock, par value $0.001 per share, of the Company at an exercise price of $14.00 per one one-thousandth of a share of Series G Participating Preferred Stock, subject to adjustment.

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

In addition, upon the occurrence of certain events, the exercise price of the rights would be adjusted and holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase common stock at approximately half of market value. Given the potential adjustment of the exercise price of the rights, the rights could cause substantial dilution to a person or group that acquires 4.99% or more of the Company’s common stock on terms not approved by the Company’s Board of Directors.

No rights were exercisable at April 30, 2016. There is no impact to the Company’s financial results as a result of the adoption of the Plan for the six months ended April 30, 2016 or 2015.

11. SUBSEQUENT EVENTS

On May 25, 2016, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock at a ratio of one-for-twenty at the Company’s annual meeting of stockholders. The Company anticipates the effective date of this stock split to be June 20, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission (the “SEC”).

Forward-Looking Statements

Various statements contained in or incorporated by reference into this quarterly report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our Form 10-K for the year ended October 31, 2015, as well as those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the SEC, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

•	ability to implement our business strategy, including the ability to monetize intellectual property through licensing or sale;

•	anticipated trends and challenges in our business and the markets in which we operate;

•	expected future financial performance;

•	expectations regarding our operating expenses;

•	ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress;

•	ability to fully utilize the company’s net operating loss tax benefit;

•	ability to protect our confidential information and intellectual property rights;

•	ability to successfully identify and manage any potential acquisitions;

•	ability to remediate any material weakness in our internal controls identified by our independent registered public accounting firm;

•	ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;

•	ability to recruit and retain qualified key personnel;

•	ability to obtain additional financing; and

•	ability to manage growth.

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

Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other things contemplated by the forward-looking statements will not occur. Forward-looking statements in this quarterly report are based on management’s beliefs and opinions at the time the statements are made. The forward-looking statements contained in this quarterly report are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by applicable securities laws.

Overview

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Our Direction and Strategy

Since its inception in 1996, Crossroads has been a prolific creator of intellectual property. As pioneers in data storage, our engineers created some of the industry’s most important breakthroughs, many of which are still utilized today by technology leaders. The patents we authored are the result of investing heavily in research and development. This strategic focus resulted in Crossroads gaining unique and extensive knowledge of data storage and data management technologies. Therefore, protecting our proprietary technology is vital to our business strategy. More than 50 companies have licensed our technology since 2000 and Crossroads has been paid more than $61 million for the right to use our inventions. We believe there are additional companies who would benefit from a license to our technology.

On March 22, 2016, we announced the sale of our product business and all related assets to Canadian-based StrongBox Data Solutions, Inc. (“SDSI”) for gross proceeds of $1.9 million in cash. Under the purchase agreement, the Company sold and transferred all of the assets related to the Company’s product and support services division, including its StrongBox and SPHiNX products. As part of the purchase agreement, 27 of Crossroads’ employees transitioned to SDSI, and 10 employees were terminated in a reduction in force (“RIF”). Included in the transfer were assignments of ongoing contracts. In the event SDSI failed to perform such contracts, or their other assumed obligations under the purchase agreement, parties to such contracts or obligations could seek damages from the Company under certain circumstances. Depending on the claim for damages, the Company could have a claim for indemnification against SDSI pursuant to the purchase agreement. Any such indemnification claim would be subject to the provisions of the purchase agreement, as well as SDSI’s ability to pay.

Technology Licensing

We generate revenue when companies using our technology agree to pay us either an upfront licensing fee, or a combination of upfront fees and ongoing licensing fees for the use of our intellectual property. Our licensing and litigation agreements sometimes include provisions to cross-license patents from other companies, further enhancing our intellectual property assets and product capabilities. The Company’s intellectual property assets are identified in two distinct categories. The first category, known as the ’972 patent family, consists of 31 patents and pending patents that are primarily concentrated around access controls. The second category, known as the non-’972 patents, consists of 140 patents and pending patents that are primarily directed to five product families: optimizing command processing, enabling interoperability, managing networks, enhancing tape libraries, and improving data systems. On March 22, 2016, we announced that Crossroads, in partnership with Fortress Investment Group LLC (“Fortress”), signed an agreement with AQUA Licensing to market and sell the non-’972 patent portfolio. AQUA will receive a graduated commission on any revenue realized from the non-’972 patent portfolio. The Company can provide no assurance regarding the timing or value of a transaction, or even if one will occur.

Key Financial Definitions

Revenue. Revenue consists of sales of royalties we earn for licenses of certain intellectual property.

Cost of Revenue. Cost of revenue is composed of cost of royalty and other revenue. “Cost of revenue” consists of professional fees and services.

Operating Expenses. Operating expenses consist of general and administrative expenses. Personnel-related costs, which include stock-based compensation expense, are the most significant component of these expense categories. We had 6 and 48 employees as of April 30, 2016 and 2015, respectively. The majority of this reduction in headcount is related to our discontinued operations.

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

Amortization of Debt Discount and Issuance Costs Expense. Amortization of debt discount and issuance costs expense consists of the effective interest amortization of debt, which includes the amortization of financing costs, and the fair value of the Fortress Warrants (as defined herein). It is separated from interest paid due to the material nature of both.

Other Income. Other income consists of amounts not able to be categorized elsewhere. A majority of the amounts recognized are from the partial sale of the Company’s IP revenue stream.

Discontinued Operations. Discontinued operations consist of revenue, cost of revenue, expenses, and the amounts recognized as a gain during the sale of our discontinued product and support services division.

Critical Accounting Policies and Estimates

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

Results of Operations

Three and Six Months Ended April 30, 2016 Compared to the Three and Six Months Ended April 30, 2015

Revenue.  Revenue remained consistent for the three months ended April 30, 2016 and 2015 at $0.2 million. Revenue also remained consistent for the six months ended April 30, 2016 and 2015 at $0.4 million.

Cost of Revenue.   Cost of revenue increased $33,000, or 206.3%, to $49,000 for the three months ended April 30, 2016 from $16,000 for the three months ended April 30, 2015. Cost of revenue increased $47,000, or 88.7%, to $100,000 for the six months ended April 30, 2016 from $53,000 for the six months ended April 30, 2015. These costs of revenues are related to estimated legal costs associated with license revenue, which were higher during the 2016 periods compared to the comparative 2015 periods.

General and Administrative.  General and administrative expenses decreased $1.3 million, or 48.6%, to $1.4 million for the three months ended April 30, 2016 from $2.6 million for the three months ended April 30, 2015. The decrease was due to decreases in professional and legal services of approximately $1.0 million, decreased payroll and related expenses of $0.1 million, and decreased consulting and outside services of $0.1 million. The decreased professional fees are in connection with the decreased activity in patent and IP litigation ongoing throughout the year.

General and administrative expenses decreased $0.4 million, or 9.8%, to $3.7 million for the six months ended April 30, 2016 from $4.1 million for the six months ended April 30, 2015. The decrease was due to decreases in consulting and outside services of approximately $0.1 million, decreased payroll and related expenses of $0.1 million, decreased bad debt expense of $0.1 million, and a decrease of $0.1 million in other expenses.

Interest expense.  Interest expense was $0 for the three months ended April 30, 2016 as compared to $0.1 million for the three months ended April 30, 2015. Interest expense was $0 for the six months ended April 30, 2016 as compared to $0.2 million for the six months ended April 30, 2015. The decrease was due to the payoff of the Fortress debt.

Amortization of debt discount and issuance costs.  Amortization of debt discount and issuance costs were $0 for the three months ended April 30, 2016 as compared to $0.2 million for the three months ended April 30, 2015. Amortization of debt discount and issuance costs expense were $0 for the six months ended April 30, 2016 as compared to $0.4 million for the six months ended April 30, 2015. The amortization relates to the borrowings drawn from Fortress during 2013, and the decrease is due to the Fortress debt being paid off in October 2015.

Other Income.  Other income was $0.6 million for the three months ended April 30, 2016, and $0 for the three months ended April 30, 2015. Other income was $3.3 million for the six months ended April 30, 2016, and $19,000 for the six months ended April 30, 2015. The $0.6 million recorded for the three months ended April 30, 2016, and the $3.3 million for the six months ended April 30, 2016 was the amount recognized in connection with the partial IP revenue stream sale to Techquity (as described in the Liquidity and Capital Resources section below).

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our working capital needs. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash and cash equivalents provided by IP licensing, proceeds from the sale of our common stock or preferred stock, debt instruments, the sale of all or part of our non-’972 patents, and exercises of options or warrants. We may require additional capital from equity or debt financings to fund our operations or respond to strategic opportunities.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Six Months Ended April 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(6,369)	$(3,740)
Net cash provided by (used in) investing activities	824	(146)
Net cash provided by financing activities	-	4,040
Change in cash and cash equivalents	(5,676)	104

Cash, cash equivalents, and restricted cash, end of period	6,116	5,050

Net cash used in operating activities increased $2.6 million from approximately $3.7 million during the six months ended April 30, 2015 to approximately $6.4 million during the six months ended April 30, 2016. Net loss for the six months ended April 30, 2016 decreased approximately $5.7 million from $5.8 million for the six months ended April 30, 2015 to $0.1 million for the six months ended April 30, 2016, due primarily to the other income recognized from the partial sale of our IP revenue stream, and the sale of discontinued operations. Included in the net loss for the six months ended April 30, 2016 were non cash adjustments for stock based compensation for $0.5 million, and gain on the sale of discontinued operations of $0.9 million. Cash used in operating activities were also affected by a decrease in deferred revenue of $4.6 million as a result of the deferred revenue recognized from the partial sale of our IP revenue stream and the relief of deferred revenue due to the sale of our product operations, a decrease in accounts payable by $1.2 million due to IP legal fees paid, a decrease in accrued expenses of $0.8 million, and offset by cash provided by a decrease in accounts receivable of $0.6 million, mostly in relation to diminished activity commencing with the sale of our product business.

Cash flows from investing activities primarily relate to capital expenditures to support our employees and our capital needs in our research and development efforts. Net cash used by investing activities was $0.8 million in the six months ended April 30, 2016 compared to $146,000 in cash used by investing activities during the six months ended April 30, 2015. The Company received $0.9 million in cash, net, in the sale of our discontinued operations.

Cash flows provided by financing activities for the six months ended April 30, 2015 was $4.0 million. Proceeds from the sale of common stock, and exercise of options amounted to approximately $6.0 million, offset by the repayment of debt of $2.0 million. No cash was provided by financing activities for the six months ended April 30, 2016.

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

The Certificate of Designation contains customary anti-dilution protection for proportional adjustments (e.g. stock splits). The Series F Preferred Stock previously included an anti-dilution provision that would adjust the conversion price of the Series F Preferred Stock to the issue price of any equity securities we issued at a price less than $2.0625 per share, subject to certain exceptions. This type of provision is commonly referred to as a “full-ratchet” anti-dilution provision. This “full-ratchet” provision is no longer in effect as it was removed from the Certificate of Designation on March 14, 2014 by the requisite approval of the holders of shares of our common stock and Series F Preferred Stock. Upon the expiration of the full ratchet anti-dilution provisions in March 2014, we reclassified the Series F Preferred Stock and warrants to permanent stockholders’ equity.

The warrants were exercisable six months after the closing date of the issuance, and expire March 22, 2018.

Dividends on the Series F Preferred Stock accrue at an annual rate of 5.0% of the original issue price and are payable on a semi-annual basis. The Series F Preferred Stock ranks senior to the common stock and each other class of our capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. Pursuant to a registration rights agreement entered into with the purchasers of the Series F Preferred Stock, in the event that a registration statement for the resale of the common stock underlying the Series F Preferred Stock and March 2013 warrants is not declared effective prior to July 26, 2013 (120 days from the closing of the March 2013 private placement), then the rate at which dividends accrue on our Series F Preferred Stock will be increased to an annual rate of 12.0% from that date until such time as a registration statement is declared effective, at which time the dividend rate will revert to an annual rate of 5.0%. Our registration statement was not declared effective by July 26, 2013, and as a result the dividend rate on the Series F Preferred Stock increased to an annual rate of 12.0% until September 19, 2013, when that registration statement was declared effective. We may elect to satisfy our obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof, in our discretion.

On March 31, 2014, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 1,986,622 units, at a purchase price of $2.2565 per unit for net proceeds of approximately $4.5 million before expenses. Affiliates of Lone Star Value Management, LLC, of which our former Chairman of the Board of Directors serves as a managing member, purchased approximately $2.9 million of units. Roth Capital Partners acted as our financial advisor in the transaction, which was negotiated and approved by a special committee of the Board of Directors. We did not engage a placement agent in connection with the private placement, and therefore paid no commissions.

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

IP Revenue Stream Sale

On October 30, 2015, we entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), pursuant to which Techquity will share in the revenue generated from the ’972 patent litigation. For consideration of $10.0 million received by the Company, Techquity received the rights to 52% of the first $20 million, 40% of the amounts between $20 and $100 million, and 12% of all amounts above $100 million in aggregate licensing, settlements or other awards related to the ’972 patents received after the date of the sale agreement. We are restricted to only making payments of approved legal expenditures with the consideration received. During the six months ended April 30, 2016, the Company recognized $3.3 million in other income, and $2.9 million is held in deferred revenue and restricted cash. Included in the amount recognized as revenue during the second quarter, $0.2 million is recorded in liabilities as it is unpaid, reducing restricted cash. We recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

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

Crossroads v. Dot Hill

We filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. (“Dot Hill”) styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 (the “’035 Patent”) and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman order (the “Markman Order”) construing the claims in a manner favorable to Crossroads and issued an order staying the case pending resolution of the IPR proceedings. The United States Patent and Trademark Office (the “U.S. Patent Office”) issued rulings in both of the IPR proceedings that Dot Hill had joined, ruling in one that the ’035 Patent is not unpatentable in view of the prior art raised and in the other that the ’035 Patent is unpatenable in view of different prior art. We believe the ruling of unpatentability was in error and has filed an appeal of that ruling with the Federal Circuit Court of Appeals. That appeal is on-going. If the patent asserted against Dot Hill is found partially or entirely invalid at the conclusion of the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement. In May 2016, we filed a motion to lift the stay for limited purposes regarding failure of Dot Hill to pay certain royalties. A hearing took place June 2, 2016 on this motion and Crossroads anticipates the Court will decide that motion within the next two months.

Crossroads v. Oracle, Huawei, Cisco, NetApp, and Quantum

These related cases were filed on October 7, 2013, November 26, 2013, and February 18, 2014 in the United States District Court for the Western District of Texas alleging infringement by these parties of one or more patents in the ’972 patent family. The asserted patents (6,425,035, 7,934,041, 7,987,311 and 7,051,147) were subject to a re-examination of the patents conducted in 2005-2006 by the U.S. Patent Office or were issued after the re-examination. On May 7, 2014, these cases and the Dot Hill case were consolidated for purposes of discovery and a Markman hearing occurred on October 6 and 7, 2014. On June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads and entered an order staying these actions in light of the IPR proceedings.

During the time we were pursuing the potential infringers of the ’972 patent family, we gave companies with potentially infringing products the opportunity to license our proprietary technology. For example, NetApp was first given notice of potential infringement in 2004. Cisco was first given notice of potential infringement in 2002. Quantum has been on notice of its potential infringement since 2006. Oracle acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by Crossroads throughout the years to negotiate licenses to the ’972 patent family, these companies refused and left us with no alternatives but litigation. We believe these companies (and companies they have acquired) have been illegally using our proprietary technology and that the potential compensatory damages could be in excess of $200 million, which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and we can provide no guarantees of success, we believe the infringement by most of these companies has been prolonged and potentially willful.

In response to the lawsuits brought by us, collectively these defendants filed nineteen inter partes review petitions with the U.S. Patent Office to challenge the validity of the patents asserted by us in these lawsuits. The U.S. Patent Office instituted review of six of the petitions, granted joinder in four of the petitions and denied review of the remaining nine petitions. The first of the petitions were filed only months after we filed lawsuits against these parties and years after they were made aware of their potential infringement. We continue to believe it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. The U.S. Patent Office issued rulings in the IPR proceedings, ruling in one that the ’035 Patent is not unpatentable in view of the prior art raised and ruling in the others that the ’035 Patent and Patent No. 7,051,147 (the “’147 Patent”) are unpatenable in view of different prior art. We believe the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If these patents, which have been asserted against Oracle, Cisco, NetApp, and Quantum are found partially or entirely invalid at the conclusion of these IPR proceedings, including appeal, we may be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Oracle. The U.S. Patent Office granted six of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Oracle, ruling in one that the ’035 Patent is not unpatentable over the prior art and ruling in the other five that the ’035 Patent and ’147 Patent are unpatenable in view of different prior art. We believe the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Cisco. The U.S. Patent Office granted those petitions. Based on the IPRs, Cisco filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Cisco, ruling that the ’035 Patent and ’147 Patents are unpatentable in view of the cited prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. NetApp filed seven petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving NetApp, ruling in one that the ’035 Patent is not unpatentable over the prior art and ruling in the others that the ’147 Patent is unpatenable in view of different prior art. We believe the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Quantum filed three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the three IPR proceedings involving Quantum, ruling that the ’035 Patent and ’147 Patents are unpatentable in view of the cited prior art. We believes the rulings of unpatenability were in error and has appealed those rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

Dot Hill v. Crossroads

On June 29, 2015, Dot Hill filed a lawsuit in the U.S. District Court for the District of Colorado alleging that our StrongBox product infringes a patent owned by Dot Hill. On April 22, 2016, the parties entered into a settlement agreement resolving the action and on May 5, 2016, the case was dismissed.

ITEM 1A.	RISK FACTORS

In evaluating the Company and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, which we filed with the SEC on January 13, 2016. The risks and uncertainties described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

CROSSROADS SYSTEMS, INC.

June 14, 2016	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

June 14, 2016	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)