Form 10-Q
period 2016-07-31
CROSSROADS SYSTEMS INC
filed 2016-09-14
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2016

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

As of September 14, 2016, Registrant had outstanding 1,225,472 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED July 31, 2016

PART I-	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,	October 31,
	2016	2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,718	$5,314
Restricted cash	2,192	6,478
Total cash, cash equivalents and restricted cash	4,910	11,792

Accounts receivable, net of allowance for doubtful accounts of $0 and $5, respectively	1,049	656
Current assets of discontinued operations	-	1,544
Prepaid expenses and other current assets	172	218
Total current assets	6,131	14,210

Non-current assets of discontinued operations	-	562
Other assets	186	141
Total assets	$6,317	$14,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$409	$1,823
Accrued expenses	508	1,727
Deferred revenue, current portion	2,280	6,343
Current liabilities of discontinued operations	-	1,359
Total current liabilities	3,197	11,252

Non-current liabilities of discontinued operations	-	597

Commitments and contingencies (See Note 4)	-	-
Total liabilities	3,197	11,849

Stockholders' equity:
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,591,257 and 2,791,257 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 75,000,000 shares authorized, 1,225,472 and 1,209,126 shares issued and outstanding, respectively	1	1
Additional paid-in capital	239,708	238,905
Accumulated other comprehensive loss	-	(90)
Accumulated deficit	(236,592)	(235,755)
Total stockholders' equity	3,120	3,064
Total liabilities and stockholders' equity	$6,317	$14,913

See accompanying notes to the condensed consolidated financial statements.

 CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Revenue:
IP license, royalty and other revenue	$57	$445	$477	$838

Cost of revenue:
IP license, royalty and other cost of revenue	23	188	122	242

Gross profit	34	257	355	596

Operating expenses:
General and administrative	1,186	2,809	4,891	6,876

Total operating expenses	1,186	2,809	4,891	6,876

Loss from operations	(1,152)	(2,552)	(4,536)	(6,280)

Other expense:
Interest expense	-	(79)	-	(306)
Amortization of debt discount and issuance costs	-	(122)	-	(522)
Other income (loss)	713	(1)	4,012	18
Loss from continuing operations	(439)	(2,754)	(524)	(7,090)

Discontinued operations:
Loss on discontinued operations	-	(503)	(1,812)	(1,989)
Gain on disposal of discontinued operations	-	-	1,771	-
Loss from discontinued operations	-	(503)	(41)	(1,989)

Net loss	$(439)	$(3,257)	$(565)	$(9,079)

Dividends attributable to preferred stock	$(42)	$(43)	$(171)	$(228)
Net loss available to common stockholders, basic and diluted	$(481)	$(3,300)	$(736)	$(9,307)

Loss per share, basic and diluted:
Discontinued operations	$-	$(0.52)	$(0.03)	$(2.19)
Continuing operations	$(0.36)	$(2.84)	$(0.43)	$(7.79)
Available to common stockholder	$(0.39)	$(3.40)	$(0.60)	$(10.22)

Weighted average number of common shares outstanding, basic and diluted	1,225,472	971,403	1,224,801	910,300

See accompanying notes to the condensed consolidated financial statements.

4

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Net income (loss)	$(439)	$(3,257)	$(565)	$(9,079)

Other comprehensive (loss) income:
Foreign currency translation adjustments	-	(7)	90	(26)

Comprehensive income (loss)	$(439)	$(3,264)	$(475)	$(9,105)

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	July 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(565)	$(9,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation from discontinued operations	69	300
Gain on sale of discontinued operations	(919)	-
Amortization of debt discount	-	512
Stock-based compensation	557	743
Provision for doubtful accounts receivable	(4)	61
Changes in assets and liabilities:
Accounts receivable	641	260
Inventory	54	(123)
Prepaid expenses and other assets	62	209
Accounts payable	(1,310)	1,337
Accrued expenses	(737)	211
Deferred revenue	(5,300)	154
Net cash used in operating activities	(7,452)	(5,415)

Cash flows from investing activities:
Purchase of property and equipment from discontinued operations	(28)	(180)
Proceeds from sale of discontinued operations	852	-
Net cash provided by (used in) investing activities	824	(180)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	-	10,549
Preferred dividends	(133)	-
Repayment of debt	-	(2,534)
Net cash (used in) provided by financing activities	(133)	8,015

Effect of foreign exchange rate on cash and cash equivalents	(121)	(55)
Change in cash and cash equivalents	(6,882)	2,365
Cash, cash equivalents, and restricted cash beginning of period	11,792	4,946
Cash, cash equivalents, and restricted cash end of period	$4,910	$7,311

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$309
Cash paid for income taxes	$2	$1

Supplemental disclosure of non cash financing activities:
Conversion of preferred stock to common stock	$302	$418
Common stock dividends issued to preferred shareholders	$139	$298
Warrants issued with private placement stock	$-	$1,893
Lease incentive received, non-cash addition to fixed assets	$-	$243

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

The investment in KIP CR P1 LP (which we refer to as the “partnership”), of which the Company is a limited partner and of which an affiliate of Fortress Investment Group LLC (“Fortress”) is the general partner, is accounted for using the equity method. The partnership holds the Company’s non’972 patent portfolio. The current investment balance is nominal at July 31, 2016.

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

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase. While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits. As of July 31, 2016, total uninsured deposits were $4.7 million. The Company has not experienced any losses in such accounts.

Restricted cash amounted to $2.2 million. The balance consists of cash held from the sale of a portion of the Company’s IP revenue stream.

IP Revenue Stream Sale

On October 30, 2015, the Company entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), in which Techquity will share in the revenue generated from the ’972 patent litigation. For consideration of $10.0 million received by the Company, Techquity received the rights to 52% of the first $20 million in licenses, settlements or other awards related to the ’972 patents, 40% of the amounts between $20 and $100 million, and 12% of all amounts above $100 million in aggregate licensing, settlements or other awards. Proceeds from the Techquity agreement are restricted to approved legal expenditures as defined in the agreement. During the three and nine months ended July 31, 2016, the Company recognized $0.7 and $4.0 million in other income, respectively, $2.2 million is held in deferred revenue and restricted cash. The Company will recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 3,160,161 and 3,561,652 for the nine months ended July 31, 2016 and 2015, respectively. The dilutive common stock equivalents for the nine months ended July 31, 2016 include warrants to purchase 368,765 shares of common stock, 2,591,257 shares of preferred stock, which are excluded until converted to common shares (Note 6), and stock options to purchase 200,139 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net income, preferred dividends paid and accrued of $42,000 and $171,000 for the three and nine months ended July 31, 2016, respectively.

Recently Issued Accounting Pronouncements

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

As of July 31, 2016, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of July 31, 2016 and October 31, 2015, the Company held no investments.

3. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	July 31,	October 31,
	2016	2015
	(unaudited)

Payroll related	$147	$837
Professional services	338	657
Deferred rent	-	184
Warranty reserve	-	5
Other	23	44
	$508	$1,727

Included in payroll related accrued expenses as of July 31, 2016 and October 31, 2015 was $0.1 and $0.4 million, respectively, related to bonus compensation.

Deferred revenue, current portion, consists of the following (in thousands):

	July 31,	October 31,
	2016	2015
	(unaudited)

License	$88	$135
Deferred revenue stream sale	2,192	6,208
	$2,280	$6,343

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Crossroads v. Dot Hill

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. (“Dot Hill”) styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 (the “035 patent”) and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman order (the “Markman Order”) construing the claims in a manner favorable to Crossroads and issued an order staying the case pending resolution of the IPR proceedings. The United States Patent and Trademark Office (the “U.S. Patent Office”) issued rulings in both of the IPR proceedings that Dot Hill had joined, ruling in one that the ’035 Patent is not unpatentable in view of the prior art raised and in the other that the ’035 Patent is unpatentable in view of different prior art. Crossroads believes the ruling of unpatentability was in error and has filed an appeal of that ruling with the Federal Circuit Court of Appeals. That appeal is on-going. If the patent asserted against Dot Hill is found partially or entirely invalid at the conclusion of the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement. In May 2016, Crossroads filed a motion to lift the stay for limited purposes regarding Dot Hill’s failure to pay certain royalties and in July 2016 the Court denied the motion and the stay and this action remains in place.

Dot Hill owes the Company approximately $1.2 million at July 31, 2016 related to an agreement between the companies. The Company believes these amounts have been earned and collectability is probable at July 31, 2016. Nonetheless, Crossroads has, therefore, decided to reserve a portion of past and future Dot Hill revenue of $115,000 and Cost of Sales of $28,750.

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

In response to the lawsuits brought by Crossroads, collectively these defendants filed nineteen inter partes review petitions with the U.S. Patent Office to challenge the validity of the patents asserted by the Company in these lawsuits. The U.S. Patent Office instituted review of six of the petitions, granted joinder in four of the petitions and denied review of the remaining nine petitions. The first of the petitions were filed only months after Crossroads filed lawsuits against these parties and years after they were made aware of their potential infringement. Crossroads continues to believe it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. The U.S. Patent Office issued rulings in the IPR proceedings, ruling in one that the ’035 Patent is not unpatentable in view of the prior art raised and ruling in the others that the ’035 Patent and Patent No. 7,051,147 (the “’147 Patent”) are unpatentable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If these patents, which have been asserted against Oracle, Cisco, NetApp, and Quantum, are found partially or entirely invalid at the conclusion of these IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Oracle. The U.S. Patent Office granted six of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Oracle, ruling in one that the ’035 Patent is not unpatentable over the prior art and ruling in the other five that the ’035 Patent and ’147 Patent are unpatentable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. NetApp filed seven petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving NetApp, ruling in one that the ’035 Patent is not unpatentable over the prior art and ruling in the others that the ’147 Patent is unpatentable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement. On March 4, 2016, after its IPR on the ‘311 Patent was denied, NetApp filed a Reexamination request with the U.S. Patent and Trademark Office challenging the validity of the ‘311 Patent based on a subset of the prior art used in the IPR proceeding. The U.S. Patent and Trademark Office granted the request for Reexamination and issued an office action rejecting the claims of the ‘311 Patent. Crossroads believes this rejection of the claims of the ‘311 Patent to be in error just as we believe the rulings on the IPRs are in error. On September 3, 2016, the Company conducted an interview with the patent examiners to explain why we believe the ‘311 Patent to be valid over the cited prior art. This proceeding is ongoing and could be concluded in 2017. If the ‘311 Patent is found partially or entirely invalid during the Reexamination proceeding, the Company may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with our claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Quantum filed three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the three IPR proceedings involving Quantum, ruling that the ’035 Patent and ’147 Patents are unpatentable in view of the cited prior art. Crossroads believes the rulings of unpatentability were in error and has appealed those rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

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

Under the Purchase Agreement, the Company sold and transferred all of the assets related to the Company’s product and support services division (the “Business”), including the Company’s StrongBox and SPHiNX storage solutions, to SDSI. SDSI also assumed certain liabilities of the Company related to the Business, and absorbed the majority of Crossroads’ employees. As consideration under the Purchase Agreement, SDSI paid the Company net proceeds equal to $1.9 million in cash on the closing date. Consideration of $1.0 million was paid to the holders of the Company’s Series F Preferred Stock in exchange for a vote for approval of the divestiture. The Board of Directors approved this payment, which has been reflected as a cost to sell the Business.

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

Certain items were reclassified as part of discontinued operations for comparative purposes. The table below presents the amounts by balance sheet classification (in thousands):

	July 31,	October 31,
	2016	2015
	(unaudited)	(unaudited)
Assets
Current assets:
Accounts receivable, net	$-	$976
Inventories	-	437
Prepaids expenses, and other current assets	-	131
Total current assets	-	1,544
Property and equipment, net	-	533
Other assets	-	30
Total assets	$-	$2,107

Liabilities
Current liabilities:
Accounts payable	-	400
Accrued expenses	-	68
Deferred revenue	-	891
Total current liabilities	-	1,359

Long term deferred revenue	-	596
Total liabilities	$-	$1,955

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the statement of operations that are part of the discontinued operations are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product	$-	$516	$859	$1,962
IP License, royalty and other	-	1,183	923	3,236

Total revenue	-	1,699	1,782	5,198

Cost of revenue:
Product	-	150	309	652
IP License, royalty and other	-	214	275	646

Total cost of revenue	-	364	584	1,298

Gross profit	-	1,335	1,198	3,900

Operating expenses:
Sales and marketing	-	736	1,275	2,436
Research and development	-	1,102	1,735	3,453

Total operating expenses	-	1,838	3,010	5,889

(Loss) income from discontinued operations	$-	$(503)	$(1,812)	$(1,989)

6. STOCKHOLDERS’ EQUITY

On May 25, 2016, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split (the “Reverse Split”) of the outstanding shares of the Company’s common stock at a ratio of one-for-twenty at the Company’s annual meeting of stockholders. The reverse stock split was effective on June 20, 2016. Upon the effectiveness of the Reverse Split, every twenty (20) shares of the Company’s issued and outstanding common stock were automatically combined and reclassified into one (1) share of the Company’s common stock. Stockholders who otherwise would have been entitled to receive fractional shares as a result of the Reverse Split instead received a cash payment in lieu thereof equal to the product obtained by multiplying (a) the number of shares of pre-split common stock held by the stockholder that would otherwise have been exchanged for such fractional share interest by (b) the average of the last reported sales prices of the common stock as quoted on Nasdaq for the twenty business days ending on the trading day that is the second day immediately prior to the effective date of the Reverse Split. All share and per share data in the accompanying consolidated financial statements and notes have been adjusted for the effects of the Reverse Split.

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock (“Series F Preferred Stock”), par value $0.001 per share, and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 114,138 shares of common stock, split adjusted, with an exercise price of $40.00 per share, split adjusted. In connection with the 2015 Common Stock Rights Offering, defined below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015. As of July 31, 2016, there were 121,979 warrants outstanding. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants totaling $1,543,000 was initially allocated to additional paid in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000, which was recorded as a deemed dividend.  Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The warrants were exercisable immediately upon issue, and expire March 22, 2018.  During the nine months ended July 31, 2015, the Company issued 3,389 split adjusted dividend common shares valued at approximately $169,000. During the nine months ended July 31, 2016, the Company issued a dividend of 6,346 split adjusted common shares valued at approximately $302,000. Accrued and unpaid dividends were valued at approximately $42,000 as of July 31, 2016.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended July 31, 2016, 200,000 shares of Series F Preferred Stock were converted to common shares.

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

2013 Fortress Credit Agreement

On July 22, 2013 the Company issued warrants to purchase 72,727 shares of its split adjusted common stock to Fortress at $41.25 per share, split adjusted (the “Fortress Warrants”). To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black-Scholes formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.   The Fortress Warrants were recorded at a fair value of $1,374,000 or $18.89, split adjusted, per underlying warrant share. In connection with the Offering (as defined below), an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining at $41.25. As of July 31, 2016, there were 87,410 warrants outstanding.

The Fortress Warrants will expire on the seventh anniversary of the effective date of the Fortress transactions.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2014 Private Placement

On March 31, 2014, the Company sold 99,331 units at $45.13 per unit, split adjusted, for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 49,666 shares of common stock have a weighted average exercise price of $49.00 per share.  Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. In connection with the Offering, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining at $49.00, split adjusted. As of July 31, 2016, there were 59,693 split adjusted warrants outstanding.

2015 Common Stock Offering

On January 27, 2015, the Company sold 153,587 units at $46.00 per unit, split adjusted, for gross proceeds to the Company of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 82,938 shares of common stock have an exercise price of $55.20 per share, split adjusted.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4.0 years.  The warrants will be exercisable upon the six-month anniversary of issue, and expire January 31, 2020. In connection with the Offering an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining at $55.20. As of July 31, 2016, there were 99,683 split adjusted warrants outstanding.

2015 Common Stock Rights Offering

On July 28, 2015, the Company completed a subscription rights offering for shares of the Company’s common stock (the “Rights Offering”). Under the terms of the Rights Offering, the Company distributed to its common and preferred stock holders one subscription right for each share of the Company’s common or preferred stock owned as of the record date, which entitled the holder to purchase 0.50 shares of common stock, at the subscription price of $25.00 per share, split adjusted, subject to certain protection mechanics in place to preserve the Company’s ability to utilize its net operating loss carryforwards (“NOLs”).

The Company accepted subscriptions for 196,694 shares, split adjusted, resulting in aggregate gross proceeds of approximately $4.9 million. Expenses incurred to complete the Rights Offering amounted to approximately $0.4 million.

The Company has the following common stock warrants outstanding at July 31, 2016:

Warrant Transaction	Warrants Outstanding	Weighted Average Exercise Price
2013 Private Placement	121,979	$40.00
2013 Fortress Credit Agreement	87,410	$41.20
2014 Private Placement	59,693	$49.00
2015 Common Stock Offering	99,683	$55.20
Total Warrants	368,765

7. STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”).  As of July 31, 2016, options to purchase 11,739 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the Board of Directors on May 26, 2010 and became effective on August 13, 2010, upon approval by stockholders, and was subsequently amended by the Board of Directors on March 12, 2015 and approved by stockholders on April 24, 2015.  A maximum of 262,500 shares of Crossroads common stock may be awarded.  As of July 31, 2016, options to purchase 297,238 shares of common stock were granted from the 2010 Plan, of which 188,399 were outstanding. During the nine months ended July 31, 2016 and 2015, 0 and 5,879 common stock shares were granted from the 2010 Plan, respectively.

As of July 31, 2016, options to purchase an aggregate of 200,139 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 145,083 were vested. Under the 2010 Plan, 27,048 shares of common stock were available for future grants as of July 31, 2016.  The shares of common stock reserved for future grant are reduced by 26,344 options previously exercised under the 2010 Plan, and 20,709 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. The majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% thereafter until fully vested. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Nine months ended July 31,
	2016	2015

General and administrative	$454	$501
Discontinued operations	103	242
Total stock-based compensation	$557	$743

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents an estimate of the time options are expected to remain outstanding based upon historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The variables used in the Black-Scholes calculation are listed below for the respective periods, no options were granted during the nine months ended July 31, 2016:

	Nine months ended July 31,
	2016	2015

Expected dividend yield	0%	0%
Expected volatility	108%	74 - 76%
Risk-free interest rate	1.2%	1.4 - 1.6%
Expected term (years)	4 - 5	4 - 5

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock option activity for the nine months ended July 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding and expected to vest at October 31, 2015	205,588	$37.14	7.26	$0.2

Granted	32,000	$5.90
Forfeited	(37,449)	$47.39
Exercised	-	$-

Outstanding and expected to vest at July 31, 2016	200,139	$30.23	5.24	$-

Exercisable at July 31, 2016	145,083	$35.05	4.07	$-

The weighted average fair value per option granted during the nine months ended July 31, 2016 and 2015 was $4.67 and $1.56, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended July 31, 2016 and 2015 was $0 and $36,000, respectively. During the nine months ended July 31, 2016 and 2015, the amount of cash received from the exercise of stock options was $0 and $52,000, respectively.

The Company granted no options to non-employees during the nine months ended July 31, 2016 and 2015.

At July 31, 2016, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.9 years. There were 22,915 and 47,790 options that became vested during the nine months ended July 31, 2016 and 2015, respectively, with the total fair value of these awards of approximately $0.4 million and $1.3 million, respectively.

The following table shows information about outstanding stock options at July 31, 2016:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	$5.90	32,000	9.85	$5.90	-	$-
$11.98	$24.63	20,156	4.81	$18.80	20,156	$18.80
$25.62	$25.62	27,045	7.31	$25.62	27,045	$25.62
$25.96	$26.80	24,863	3.13	$26.38	12,788	$25.98
$28.20	$33.94	4,715	3.83	$29.27	2,872	$29.95
$34.94	$34.94	43,453	1.12	$34.94	43,453	$34.94
$35.27	$45.59	25,913	7.30	$41.78	20,155	$41.50
$45.76	$119.80	21,994	4.76	$63.40	18,614	$66.60

$-	$119.80	200,139	5.24	$30.23	145,083	$35.05

8. EMPLOYEE BENEFITS

In 1996, the Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.  All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   The Company may make matching contributions to those employees participating in the Savings Plan based upon Company productivity and profitability. Company contributions vest over a period of six years.  In October 2000, the Company adopted a new 401(k) Savings Plan that meets all of the criteria set forth above in the savings plan.  The Company made matching contributions of $92,000 and $143,000 during the nine months ended July 31, 2016 and 2015, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

2015 Private Placement

On January 27, 2015, the Company entered into placement agency agreements with certain accredited investors for the issuance and sale in a private placement (the “2015 Private Placement”) of an aggregate of 153,587 split adjusted units, at a purchase price of $46.00 per unit, split adjusted, for net aggregate proceeds of approximately $7.1 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $55.20 per whole share, split adjusted. Lone Star Value Investors, LP (“Lone Star Value LP”), controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors at the time, acquired 17,500 units in the placement for approximately $0.8 million.

2015 Common Stock Rights Offering

On July 29, 2015, the Company completed a Rights Offering for the Company’s common stock, accepting subscriptions for 196,694 shares of common stock at $25.00 per share, split adjusted, for aggregate gross proceeds of approximately $4.9 million. Lone Star Value LP, controlled by Jeffrey E. Eberwein, Crossroads’ Chairman of the Board of Directors at the time, acquired 76,895 shares in the Rights Offering for approximately $1.9 million pursuant to the terms of the Rights Offering.

Discontinued operations consideration paid

During the three months ended April 30, 2016, the Company’s Board of Directors approved a payment to the Series F Preferred stockholders of the greater of 50% of the net proceeds from the sale of the Business or $1.0 million. The sale of the Business required a 70% approval of the Series F Preferred stockholders. The $1.0 million payment was recognized as an expense of selling the Business.

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

No rights were exercisable at July 31, 2016. There is no impact to the Company’s financial results as a result of the adoption of the Plan for the nine months ended July 31, 2016 or 2015.

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

Key Financial Definitions

Revenue. Revenue consists of royalties we earn for licenses of certain intellectual property.

Cost of Revenue. Cost of revenue is composed of cost of royalty and other revenue. “Cost of revenue” consists of professional fees and services.

Operating Expenses. Operating expenses consist of general and administrative expenses. Personnel-related costs, which include stock-based compensation expense, are the most significant component of these expense categories. We had 6 and 47 employees as of July 31, 2016 and 2015, respectively. The majority of this reduction in headcount is related to our discontinued operations.

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

Results of Operations

Three and Nine Months Ended July 31, 2016 Compared to the Three and Nine Months Ended July 31, 2015

Revenue.  Revenue decreased $0.3 million, or 87.2%, to $0.1 million for the three months ended July 31, 2016 from $0.4 million for the three months ended July 31, 2015. Revenue decreased $0.3 million, or 43.1%, to $0.5 million for the nine months ended July 31, 2016 from $0.8 million for the nine months ended July 31, 2015. The decrease is a result of a royalty license signed in the third quarter of 2015 with Huawei Technologies Co. Ltd. “Huawei”.

Cost of Revenue.   Cost of revenue decreased $165,000, or 87.8%, to $23,000 for the three months ended July 31, 2016 from $188,000 for the three months ended July 31, 2015. Cost of revenue decreased $119,000, or 49.3%, to $123,000 for the nine months ended July 31, 2016 from $242,000 for the nine months ended July 31, 2015. The decrease is a result of a cost of sales due on the royalty license signed in the third quarter of 2015 with Huawei.

General and Administrative.  General and administrative expenses decreased $1.6 million, or 56.3%, to $1.2 million for the three months ended July 31, 2016 from $2.8 million for the three months ended July 31, 2015. The decrease was due to decreases in professional and legal services. The decreased professional fees are in connection with the decreased activity in patent and IP litigation ongoing throughout the year.

General and administrative expenses decreased $2.0 million, or 28.3%, to $4.9 million for the nine months ended July 31, 2016 from $6.9 million for the nine months ended July 31, 2015. The decrease was due to a reduction in professional fees of $1.6 million, decreased payroll and related expenses, including stock based compensation, of $0.2 million, decreased bad debt expense of $0.1 million, and decreases in consulting and outside services of approximately $0.1 million. The decreased professional fees are in connection with the decreased activity in patent and IP litigation ongoing throughout the year.

Interest expense.  Interest expense was $0 for the three months ended July 31, 2016 as compared to $0.1 million for the three months ended July 31, 2015. Interest expense was $0 for the nine months ended July 31, 2016 as compared to $0.3 million for the nine months ended July 31, 2015. The decrease was due to the payoff of the Fortress debt.

Amortization of debt discount and issuance costs.  Amortization of debt discount and issuance costs were $0 for the three months ended July 31, 2016 as compared to $0.1 million for the three months ended July 31, 2015. Amortization of debt discount and issuance costs expense were $0 for the nine months ended July 31, 2016 as compared to $0.5 million for the nine months ended July 31, 2015. The amortization relates to the borrowings drawn from Fortress during 2013, and the decrease is due to the Fortress debt being paid off in October 2015.

Other Income.  Other income was $0.7 million for the three months ended July 31, 2016, and a loss of $1,000 for the three months ended July 31, 2015. Other income was $4.0 million for the nine months ended July 31, 2016, and $18,000 for the nine months ended July 31, 2015. The $0.7 million recorded for the three months ended July 31, 2016, and the $4.0 million for the nine months ended July 31, 2016 was the amount recognized in connection with the partial IP revenue stream sale to Techquity (as described in the “Liquidity and Capital Resources” section below).

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

The following table summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended July 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(7,452)	$(5,415)
Net cash provided by (used in) investing activities	824	(180)
Net cash (used in) provided by financing activities	(133)	8,015
Change in cash and cash equivalents	(6,882)	2,365
Cash, cash equivalents, and restricted cash, end of period	4,910	7,311

Net cash used in operating activities increased $2.1 million from approximately $5.4 million during the nine months ended July 31, 2015 to approximately $7.5 million during the nine months ended July 31, 2016. Net loss for the nine months ended July 31, 2016 decreased approximately $8.5 million from $9.1 million for the nine months ended July 31, 2015 to $0.6 million for the nine months ended July 31, 2016, due primarily to the other income recognized from the partial sale of our IP revenue stream, and the sale of discontinued operations. Included in the net loss for the nine months ended July 31, 2016 were non cash adjustments for stock based compensation for $0.6 million, and gain on the sale of discontinued operations of $0.9 million. Cash used in operating activities were also affected by a decrease in deferred revenue of $5.3 million as a result of the deferred revenue recognized from the partial sale of our IP revenue stream and the relief of deferred revenue due to the sale of our product operations, a decrease in accounts payable by $1.3 million due to IP legal fees paid, a decrease in accrued expenses of $0.7 million, and offset by cash provided by a decrease in accounts receivable of $0.6 million, mostly in relation to diminished activity commencing with the sale of our product business.

Cash flows from investing activities primarily relate to capital expenditures to support our employees and our capital needs in our research and development efforts. Net cash provided by investing activities was $0.8 million in the nine months ended July 31, 2016 compared to $180,000 in cash used by investing activities during the nine months ended July 31, 2015. The Company received $0.9 million in cash, net, in the sale of our discontinued operations.

Cash flows used in financing activities for the nine months ended July 31, 2016 was $0.1 million, which were cash dividends paid to preferred stockholders. Cash flows provided by financing activities for the nine months ended July 31, 2015 was $8.0 million. Proceeds from the sale of common stock, and exercise of options amounted to approximately $10.5 million, offset by the repayment of debt of $2.5 million.

Financing Arrangements

Private Placements.

On March 22, 2013, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses.

Each unit consists of one share of 5.0% Series F convertible preferred stock (the “Series F Preferred Stock”), par value $0.001 per share, and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The warrants were valued using the Black-Scholes pricing model at approximately $2,284,000 which resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000. This amount was recorded as a deemed dividend.

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

On March 31, 2014, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 99,331 units, at a purchase price of $45.13 per unit, split adjusted, for net proceeds of approximately $4.5 million before expenses. Affiliates of Lone Star Value Management, LLC, of which our former Chairman of the Board of Directors serves as a managing member, purchased approximately $2.9 million of units. Roth Capital Partners acted as our financial advisor in the transaction, which was negotiated and approved by a special committee of the Board of Directors. We did not engage a placement agent in connection with the private placement, and therefore paid no commissions.

Each unit consists of one share of our common stock, par value $0.001 per share, and warrants to purchase one-half of a share of common stock, at a weighted average exercise price of $49.00 per whole share, split adjusted.

2015 Common Stock Offering

On January 27, 2015, we sold 153,587 units at $46.00 per unit for gross proceeds of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 82,938 shares of common stock have an exercise price of $55.20 per share, split adjusted.  Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4.0 years.  The warrants are exercisable upon the six-month anniversary of issue, and expire January 31, 2020.

2015 Common Stock Rights Offering

On July 28, 2015, the Company completed a subscription rights offering for shares of the Company’s common stock (the “Rights Offering”). Under the terms of the Rights Offering, the Company distributed to its common and preferred stock holders one subscription right for each share of the Company’s common or preferred stock owned as of the record date, which entitled the holder to purchase 0.50 shares of common stock, at the subscription price of $25.00 per share, split adjusted, subject to certain protection mechanics in place to preserve the Company’s ability to utilize its net operating loss carryforwards (“NOLs”).

The Company accepted subscriptions for 196,694 shares, split adjusted, resulting in aggregate gross proceeds of approximately $4.9 million. Expenses incurred to complete the Rights Offering amounted to approximately $0.4 million.

IP Revenue Stream Sale

On October 30, 2015, we entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), pursuant to which Techquity will share in the revenue generated from the ’972 patent litigation. For consideration of $10.0 million received by the Company, Techquity received the rights to 52% of the first $20 million, 40% of the amounts between $20 and $100 million, and 12% of all amounts above $100 million in aggregate licensing, settlements or other awards related to the ’972 patents received after the date of the sale agreement. We are restricted to only making payments of approved legal expenditures with the consideration received. During the nine months ended July 31, 2016, the Company recognized $4.0 million in other income, and $2.2 million is held in deferred revenue and restricted cash. We recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Patent Litigation Proceedings

We have a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

•	A “Markman hearing ” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether a finding of infringement and validity are made by the Court or by the jury at trial.

•	An “Inter Partes Review” (“IPR”) is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on our patent rights. An IPR, if granted, is typically a twelve-to eighteen-month process.

•	An “Ex Parte Reexamination” (“Reexamination”) is a different post-grant review of an issued patent in which the requestor attempts challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). In a Reexamination proceeding, a panel of three senior examiners from the U.S. Patent and Trademark Office will review the issued patent against prior art in a manner similar to original examination. An adverse ruling in a Reexamination proceeding involving any patent asserted against any defendant in district court litigation would result in invalidation or other limitations on our patent rights. A Reexamination is typically about an eighteen month process.

Crossroads v. Dot Hill

We filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. (“Dot Hill”) styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 (the “’035 Patent”) and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman order (the “Markman Order”) construing the claims in a manner favorable to Crossroads and issued an order staying the case pending resolution of the IPR proceedings. The United States Patent and Trademark Office (the “U.S. Patent Office”) issued rulings in both of the IPR proceedings that Dot Hill had joined, ruling in one that the ’035 Patent is not unpatentable in view of the prior art raised and in the other that the ’035 Patent is unpatentable in view of different prior art. We believe the ruling of unpatentability was in error and has filed an appeal of that ruling with the Federal Circuit Court of Appeals. That appeal is on-going. If the patent asserted against Dot Hill is found partially or entirely invalid at the conclusion of the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement. In May 2016, we filed a motion to lift the stay for limited purposes regarding Dot Hill’s failure to pay certain royalties and in July 2016 the Court denied the motion and the stay and this action remains in place.

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

In response to the lawsuits brought by us, collectively these defendants filed nineteen inter partes review petitions with the U.S. Patent Office to challenge the validity of the patents asserted by us in these lawsuits. The U.S. Patent Office instituted review of six of the petitions, granted joinder in four of the petitions and denied review of the remaining nine petitions. The first of the petitions were filed only months after we filed lawsuits against these parties and years after they were made aware of their potential infringement. We continue to believe it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. The U.S. Patent Office issued rulings in the IPR proceedings, ruling in one that the ’035 Patent is not unpatentable in view of the prior art raised and ruling in the others that the ’035 Patent and Patent No. 7,051,147 (the “’147 Patent”) are unpatentable in view of different prior art. We believe the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If these patents, which have been asserted against Oracle, Cisco, NetApp, and Quantum are found partially or entirely invalid at the conclusion of these IPR proceedings, including appeal, we may be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement.

We filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Oracle. The U.S. Patent Office granted six of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Oracle, ruling in one that the ’035 Patent is not unpatentable over the prior art and ruling in the other five that the ’035 Patent and ’147 Patent are unpatentable in view of different prior art. We believe the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

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

We filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. NetApp filed seven petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving NetApp, ruling in one that the ’035 Patent is not unpatentable over the prior art and ruling in the others that the ’147 Patent is unpatentable in view of different prior art. We believe the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement. On March 4, 2016, after its IPR on the ‘311 Patent was denied, NetApp filed a Reexamination request with the U.S. Patent and Trademark Office challenging the validity of the ‘311 Patent based on a subset of the prior art used in the IPR proceeding. The U.S. Patent and Trademark Office granted the request for Reexamination and issued an office action rejecting the claims of the ‘311 Patent. We believe this rejection of the claims of the ‘311 Patent to be in error just as we believe the rulings on the IPRs are in error. On September 3, 2016, we conducted an interview with the patent of Examiners to explain why we believe the ‘311 Patent to be valid over the cited prior art. This proceeding is ongoing and could be concluded in 2017. If the ‘311 Patent is found partially or entirely invalid during the Reexamination proceeding, we may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with our claims of infringement.

We filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Quantum filed three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the three IPR proceedings involving Quantum, ruling that the ’035 Patent and ’147 Patents are unpatentable in view of the cited prior art. We believes the rulings of unpatentability were in error and has appealed those rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr., effective as of August 1, 2016

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS SYSTEMS, INC.

September 14, 2016	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

September 14, 2016	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)

