Form 10-K
period 2016-10-31
CROSSROADS SYSTEMS INC
filed 2017-01-20
CIK 1093207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of April 29, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $3.80 per share on the Nasdaq Capital Market, was $3,030,497.

1,225,472 shares of Common Stock were outstanding at January 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CROSSROADS SYSTEMS, INC.

FORM 10-K

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Crossroads,” the “Company,” “we,” “us” and “our” refer to Crossroads Systems, Inc. and its subsidiaries.

Item 1.	Business

Our Direction and Strategy

Since its inception in 1996, Crossroads, a Delaware corporation, has been a prolific creator of intellectual property. As pioneers in data storage, our engineers created some of the industry’s most important breakthroughs, many of which are still utilized today by technology leaders. The patents we authored are the result of investing heavily in research and development. This strategic focus resulted in Crossroads gaining unique and extensive knowledge of data storage and data management technologies. Therefore, protecting our proprietary technology is vital to our business strategy. More than 50 companies have licensed our technology since 2000 and Crossroads has been paid more than $61 million for the right to use our inventions. We believe there are additional companies who would benefit from a license to our technology.

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

Technology Licensing

We generate revenue when companies using our technology agree to pay us either an upfront licensing fee, or a combination of upfront fees and ongoing licensing fees for the use of our intellectual property. Our licensing and litigation agreements sometimes include provisions to cross-license patents from other companies, further enhancing our intellectual property assets and product capabilities. The Company’s intellectual property assets are identified in two distinct categories. The first category, known as the ‘972 patent family, consists of 31 patents and pending patents that are primarily concentrated around access controls. The second category, known as the non-‘972 patents, consists of 140 patents and pending patents that are primarily directed to five product families: optimizing command processing, enabling interoperability, managing networks, enhancing tape libraries, and improving data systems. On March 22, 2016, we announced that Crossroads, in partnership with Fortress Investment Group LLC (“Fortress”), signed an agreement with AQUA Licensing (“AQUA”) to market and sell the non-‘972 patent portfolio. AQUA will receive a commission on any revenue realized from the non-‘972 patent portfolio. The Company can provide no assurance regarding the timing or value of a transaction, or even if one will occur.

The ‘972 Patent Family

The ‘972 patent family has been the focus of years of litigation and licensing campaigns. As of October 31, 2016, approximately 50 companies have licensed ‘972 patents from Crossroads. Of these, 17 companies licensed our patents without litigation and the remaining companies took licenses as a result of litigation-related settlements. All lawsuits initiated by Crossroads have been filed in the U.S. District Court for the Western District of Texas.

One of the litigated cases in the Western District Court of Texas went through a jury trial. The jury reached a verdict that the asserted patents were valid and infringed by the defendant. The jury awarded damages to Crossroads that consisted of 3% and 5% of product sales as reasonable royalties on two different infringing products made by the defendant. The case was appealed to the U.S. Court of Appeals for the Federal Circuit, and the jury’s verdict was affirmed. In another case, we received a default judgment against the defendant and were entitled to an award of royalties. Upon request in another case, the U.S. Patent and Trademark Office (the “U.S. Patent Office”) conducted a re-examination of certain patents within the ‘972 patent family. The U.S. Patent Office examined over two hundred prior art references and ultimately re-certified the patentability of the claims of those patents. In the course of our lawsuits to date, the U.S. District Court has construed the meaning of several terms within the claims of the ‘972 patent family and in each instance the rulings were in favor of Crossroads.

We entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), in which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in licenses, settlement, or award proceeds from the ‘972 patents, 40% of the proceeds between $20 and $100 million, and 12% of proceeds above $100 million.

The Non-‘972 Patent Family

Our non-‘972 patent family comprises five distinct patent categories:

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

In connection with a loan from CF DB EZ LLC, an affiliate of Fortress, the non-‘972 patents were assigned to a limited partnership controlled by Fortress, and are subject to a security interest granted to Fortress in connection with a secured credit agreement entered into with Fortress in July 2013. Certain terms in the Fortress agreement permit us to recover full control of the assets in return for the payment of a monetization call option of up to $2 million dollars. We are evaluating strategic alternatives related to the non-‘972 patent portfolio, including the possibility of exercising our rights in the agreement to regain full control of the patents. Crossroads fully paid off all debt obligations under the Fortress credit agreement on October 30, 2015.

In November 2013, the Company hired a third-party patent consulting firm to analyze the non-‘972 patents. The firm was paid a flat fee and tasked to provide an unbiased, fact-based professional opinion on the monetization potential of the portfolio. This firm determined that the 117 patent assets reviewed comprise 78 patent families and the average remaining life on these patents at that time exceeded 10 years. Certain of the non-‘972 patents likely apply to technology that complies with four industry standards. Because these industry standards are widely used, we believe that dozens of companies may have used, or may be using, the technology described in our patents without authority or properly beinglicensed. Crossroads can provide no assurances regarding the accuracy of the assumptions underlying this analysis, our ability to recover any royalties or licensing fees relating to these patents, or the timing for any such royalties or licensing fees.

In August 2014, the Company hired an intellectual property law firm to provide consulting services related to Crossroads’ non-‘972 patent portfolio. The firm was asked to validate key assumptions, propose a detailed monetization strategy and timeline, identify potentially infringing companies and products, develop detailed claims charts, and estimate revenue opportunities associated with each potentially infringing company. The firm’s work was completed in 2015.

Crossroads has not yet begun an active licensing program for the non-‘972 patent family. Because we have not developed a licensing strategy, nor identified which potentially infringing companies to pursue, we have not created a budget for litigation or monetization of our non-‘972 patent portfolio. In parallel with AQUA’s efforts to market and sell the non-‘972 patent portfolio, we will continue to evaluate alternative strategies. Various monetization alternatives available to us include the following:

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

Employees

As of October 31, 2016, we had 5 general and administrative employees. None of our employees are represented by a labor union, and we consider current employee relations to be good.

Environmental Compliance

To date, we have not been the subject of any material investigation or enforcement action by either U.S. or foreign environmental regulatory authorities. Further, because we did not engage in primary manufacturing processes like those performed by our suppliers who are industrial manufacturers and currently do not have a product business, we believe that costs related to our compliance with environmental laws should not materially adversely affect us.

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

Properties

In accordance with the terms of the March 22, 2016 sale of our product division, the Company’s office space and equipment lease obligations have been assigned to SDSI.

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

Intellectual property rights are crucial to our technology licensing programs. We endeavor to obtain and protect our intellectual property rights in the United States and in selected international markets. Our IP licensing revenue for the year ended October 31, 2016 and 2015 was $0.7 million and $1.0 million, respectively. If we experience a decline in revenue from our licensees, as a result of economic conditions, customers’ business performance, or otherwise, we could be materially and adversely affected. We may be unable to retain all of our intellectual property protection. Even if protection is obtained, competitors or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. For example, much of our proprietary technology resides in software that frequently is not publicly available and has prevented and may continue to prevent us from realizing the full value of our intellectual property. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our intellectual property, to the extent they cover technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure we would be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.

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

Additionally, unintended consequences of our litigation may adversely affect our business, including, without limitation, that we may have to devote significant time and financial resources to pursuing the litigation, that we have become subject to counterclaims or lawsuits and may become subject to additional counterclaims and lawsuits, that the parties we pursue claims against have filed actions, and may file additional actions, with the government (including inter partes review proceedings) to attempt to invalidate or render our patents unenforceable, and that the expenses of pursuing the litigation and related proceedings could increase based upon these counterclaims, lawsuits, inter partes review proceedings or new developments in the pending proceedings. In addition, if we do not prevail in our patent litigation or in the inter partes review proceedings, the consequences could include the circumvention or invalidation of our patents, which could have a material adverse effect on our ongoing licensing program, our ability to enforce our existing licenses, and the ability to recover damages based on infringement of our patents. Additionally, an adverse result in a counterclaim or lawsuit against us, or an inter partes review proceeding, could result in our not having the intellectual property rights necessary to practice our business as currently operated. These and other factors not currently known to or deemed material by management, could have a material and adverse impact on our business, prospects, liquidity, and results of operations.

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

This partnership poses risks not otherwise present when we alone seek to license our technology. For example: Fortress may or may not take actions that we believe to be in our best interest; we may incur liabilities as a result of actions taken, or not taken, by the partnership; we may be required to devote significant management time to the requirements of and matters relating to the partnership, including litigation and licensing matters, as well management of the partnership relationship; any strategy or other disputes between us and Fortress may result in delays, expenses or operational impasses; and while we have retained a fully paid-up, royalty-free, worldwide, non-transferable, non-exclusive license to use the assigned patents, these patents are now owned by a third party not under our control, and will remain as such unless and until we are able to buy out Fortress’s interest in the partnership.

This partnership may attempt to pursue patent licensing and enforcement activity that may generate revenues for us. However, we cannot predict the success of those efforts or when revenues, if any, are generated. Any efforts to generate such revenues may require us to expend significant monetary resources. Until the Company has exercised its option to repurchase Fortress’s interest in the partnership, any revenues generated from a licensing program will be subject to the revenue sharing agreement defined in the limited partnership agreement. These limitations on our ability to monetize our non-‘972 patent family could negatively affect our financial condition and results of operations.

Our strategy to license and/or monetize the value of our intellectual property through enforcement or other strategies may not be successful.

As discussed elsewhere in this filing, we maintain an active licensing program related to our ‘972 patent family, and we are in the process of developing a campaign to monetize our non-‘972 patents.

Our strategy to monetize our non-‘972 patents is in the preliminary stage. At this time, with the assistance of third party consultants, we are developing a strategy to pursue one or more alternative methods of monetizing the non-‘972 patents, which may include one or more of the following strategies:

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

Some of these strategies could be costly, and we cannot assure you that we will be able to fund such strategies ourselves nor be able to raise financing or enter into a partnership to provide for such funding. We cannot predict with certainty the time it would take to achieve any revenues from such strategies, and we cannot assure you such activities will, in fact, generate revenue. As stated above, there also are contractual limits on our ability to monetize our non-‘972 patents.

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

We have historically relied on outside financing, cash flows from operations, and IP licensing and settlement revenue to fund our operations, capital expenditures and expansion. We currently face a difficult liquidity environment. We may require additional capital from equity or debt financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or pursue our intellectual property monetization strategy.

We may not be able to secure timely additional financing arrangements on favorable terms, or at all. The terms of any additional financing may limit our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us if and when we require it, our ability to grow or support our business, to respond to business challenges and to pursue our intellectual property monetization strategy could be significantly limited.

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

We do not presently intend to repurchase any shares of our common stock and our ability to pay dividends is limited by law.

Holders of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) have the right to receive dividends that accrue at a rate of 5.00% annually, are payable on June 30 and December 31 of each year, and are payable, at our option, in cash or common stock with reference to the volume-weighted-average price of our common stock on its principle trading market.

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

For as long as at least 20% of the shares of our convertible preferred stock issued in our March 2013 private placement are outstanding, we also may not take any of the following actions, among others, without first obtaining the approval of the holders of at least 70% of the shares of convertible preferred stock then outstanding:

•	sell (outside the ordinary course) or hypothecate any of our current or future assets (other than for hypothecations pursuant to and consistent with our existing working capital arrangements); or
•	incur any new debt (including redeemable preferred stock), other than pursuant to our existing working capital relationship and trade debt incurred in the ordinary course of business; provided , however, that the foregoing restrictions will not apply to:
•	any assignment, conveyance, disposition, encumbrance, hypothecation, pledge, lease, sale, transfer or other disposition our intellectual property that (1) generates net proceeds of at least $3 million and (2) does not cause a material adverse effect on us or our current and anticipated operations, and
•	license arrangements entered into in the ordinary course of business.

In March 2016, we received the requisite 70% approval for the sale of our product business.We cannot assure you that the holders of our convertible preferred stock would in the future approve any such restricted action, even where we believe such an action would be in the best interests of our stockholders. Any failure to obtain such approval could limit our business flexibility, harm our business and result in a decrease in the value of our common stock or convertible preferred stock.

If we lose key personnel or are unable to attract and retain qualified personnel on a cost-effective basis, our business would be harmed.

Our success is substantially dependent upon the performance of our senior management. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. If we were unable to attract and retain the necessary personnel on a cost-effective basis, our business would be harmed.

We do not have cumulative voting and a small number of existing stockholders exert significant control over our company, which could limit your ability to influence the outcome of stockholder votes.

Our stockholders do not have the right to cumulative votes in the election of our directors. Cumulative voting, in some cases, could allow a minority group to elect at least one director to our Board of Directors. Because there is no provision for cumulative voting, a minority group will not be able to elect any directors. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the members of our Board of Directors.

Our executive officers and directors, together with our largest stockholders, beneficially own a significant amount of our common stock as of January 20, 2017. As a result, these persons may be able to exercise significant influence over the outcome of stockholders votes, including votes concerning the election of directors, the adoption or amendment of provisions in our charter or bylaws and the approval of mergers and other significant corporate transactions.

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

For the years ended October 31, 2016 and 2015, we recorded net losses of approximately $0.7 million and $9.0 million, respectively. We may incur additional losses in future periods. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.

Our ability to utilize our net operating loss carryforwards (“NOLs”) or recognize tax benefits on future domestic taxable income may be limited.

Our ability to fully utilize our existing NOLs could be limited or eliminated in various ways: (i) if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. An “ownership change” is generally defined as greater than a 50% change in equity ownership by value over a rolling three-year period. We may experience an “ownership change” in the future as a result of changes in our common stock ownership, which would result in a limitation on our ability to utilize our NOLs; (ii) due to changes in federal laws and regulations that could negatively impact our ability to recognize benefits from our NOLs; or (iii) should we not reach profitability or be only marginally profitable prior to the expiration of the NOLs. There can be no assurance that we will have sufficient taxable income to be able to utilize our NOLs prior to their expiration.

We adopted a tax benefits preservation plan, designed to preserve the value of certain income tax assets, primarily tax NOLs, which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.

On May 23, 2014, we adopted a tax benefits preservation plan (the “Tax Benefit Preservation Plan”). The Tax Benefit Preservation Plan is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of our outstanding common stock (including shares of Series F Preferred Stock) without the approval of the Board of Directors. The Tax Benefit Preservation Plan may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of our common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire us. These factors may depress the market price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

None.

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

Patent Litigation Proceedings

We have a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

•	A “Markman hearing” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether a finding of infringement and validity are made by the Court or by the jury at trial.

•	An “Inter Partes Review” (“IPR”) is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on our patent rights. An IPR, if granted, is typically a twelve-to eighteen-month process.

•	An “Ex Parte Reexamination” (“Reexamination”) is a different post-grant review of an issued patent in which the requestor attempts challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). In a Reexamination proceeding, a panel of three senior examiners from the U.S. Patent and Trademark Office will review the issued patent against prior art in a manner similar to the original examination. An adverse ruling in a Reexamination proceeding involving any patent asserted against any defendant in district court litigation would result in invalidation or other limitations on our patent rights. A Reexamination is typically about an eighteen month process.

Crossroads v. Dot Hill

We filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. (“Dot Hill”) styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 (the “‘035 Patent”) and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman order (the “Markman Order”) construing the claims in a manner favorable to Crossroads and issued an order staying the case pending resolution of the IPR proceedings. The U.S. Patent Office issued rulings in both of the IPR proceedings that Dot Hill had joined, ruling in one that the ‘035 Patent is not unpatentable in view of the prior art raised and in the other that the ‘035 Patent is unpatentable in view of different prior art. We believe the ruling of unpatentability was in error and have filed an appeal of that ruling with the Federal Circuit Court of Appeals. That appeal is on-going. If the patent asserted against Dot Hill is found partially or entirely invalid at the conclusion of the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement. In May 2016, we filed a motion to lift the stay for limited purposes regarding Dot Hill’s failure to pay certain royalties and in July 2016 the Court denied the motion and the stay and this action remains in place.

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

During the time we were pursuing the potential infringers of the ‘972 patent family, we gave companies with potentially infringing products the opportunity to license our proprietary technology. For example, NetApp, Inc. (“NetApp”) was first given notice of potential infringement in 2004. Cisco Systems, Inc. (“Cisco”) was first given notice of potential infringement in 2002. Quantum Corporation (“Quantum”) has been on notice of its potential infringement since 2006. Oracle Corporation (“Oracle”) acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by Crossroads throughout the years to negotiate licenses to the ‘972 patent family, these companies refused and left us with no alternatives but litigation. We believe these companies (and companies they have acquired) have been illegally using our proprietary technology and that the potential compensatory damages could be in excess of $200 million, which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and we can provide no guarantees of success, we believe the infringement by most of these companies has been prolonged and potentially willful.

In response to the lawsuits brought by us, collectively these defendants filed nineteen inter partes review petitions with the U.S. Patent Office to challenge the validity of the patents asserted by us in these lawsuits. The U.S. Patent Office instituted review of six of the petitions, granted joinder in four of the petitions and denied review of the remaining nine petitions. The first of the petitions were filed only months after we filed lawsuits against these parties and years after they were made aware of their potential infringement. We continue to believe Crossroads has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. The U.S. Patent Office issued rulings in the IPR proceedings, ruling in one that the ‘035 Patent is not unpatentable in view of the prior art raised and ruling in the others that the ‘035 Patent and Patent No. 7,051,147 (the “‘147 Patent”) are unpatentable in view of different prior art. We believe the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If these patents, which have been asserted against Oracle, Cisco, NetApp, and Quantum are found partially or entirely invalid at the conclusion of these IPR proceedings, including appeal, we may be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with our claims of infringement.

We filed a lawsuit on October 7, 2013 against Oracle alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Oracle. The U.S. Patent Office granted six of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Oracle, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the other five that the ‘035 Patent and ‘147 Patent are unpatentable in view of different prior art. We believe the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with our claims of infringement.

We filed a lawsuit on February 18, 2014 against Cisco alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Cisco. The U.S. Patent Office granted those petitions. Based on the IPRs, Cisco filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Cisco, ruling that the ‘035 Patent and ‘147 Patents are unpatentable in view of the cited prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with our claims of infringement.

We filed a lawsuit on February 18, 2014 against NetApp alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 (the “‘311 Patent”) and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. NetApp filed seven petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving NetApp, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the others that the ‘147 Patent is unpatentable in view of different prior art. We believe the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with our claims of infringement. On March 4, 2016, after its IPR on the ‘311 Patent was denied, NetApp filed a Reexamination request with the U.S. Patent Office challenging the validity of the ‘311 Patent based on a subset of the prior art used in the IPR proceeding. The U.S. Patent and Trademark Office granted the request for Reexamination and issued an office action rejecting the claims of the ‘311 Patent. We believe this rejection of the claims of the ‘311 Patent to be in error just as we believe the rulings on the IPRs are in error. On September 3, 2016, we conducted an interview with the patent Examiners to explain why we believe the ‘311 Patent to be valid over the cited prior art. This proceeding is ongoing. If the ‘311 Patent is found partially or entirely invalid during the Reexamination proceeding, we may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with our claims of infringement.

We filed a lawsuit on February 18, 2014 against Quantum alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Quantum filed three petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the three IPR proceedings involving Quantum, ruling that the ‘035 Patent and ‘147 Patents are unpatentable in view of the cited prior art. We believes the rulings of unpatentability were in error and has appealed those rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with our claims of infringement.

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

Market Information

The following table sets forth the high and low sales prices for our common stock, which has been listed on the Nasdaq Capital Market for all periods presented. The prices below have been adjusted to reflect the Company’s 1:20 reverse stock split effective as of June 20, 2016.

	High	Low
Fiscal Year Ended October 31, 2016
Fourth Quarter	$3.80	$3.75
Third Quarter	$5.05	$4.76
Second Quarter	$4.00	$3.50
First Quarter	$20.00	$7.20

Fiscal Year Ended October 31, 2015
Fourth Quarter	$31.40	$19.00
Third Quarter	$50.00	$23.80
Second Quarter	$61.00	$41.40
First Quarter	$59.00	$43.20

On January 17, 2017, the last reported sale price of our common stock on the Nasdaq Capital Market was $3.47 per share. As of January 17, 2017, there were 1,225,472 shares of our common stock outstanding held by 146 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors and stockholders had previously approved our 1999 Stock Option/Stock Issuance Plan and our 2010 Stock Incentive Plan. Except as listed in the table below, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of October 31, 2016 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	204,540	$29.42	442,701
Equity compensation plans not approved by security holders	-	-	-
Total	204,540	$29.42	442,701

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended October 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in our filings with SEC.

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

Forward-looking statements may include statements about our:

•	ability to implement our business strategy, including the ability to monetize intellectual property through licensing or sale;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	expected future financial performance;
•	expectations regarding our operating expenses;
•	ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress or otherwise;
•	timing of any licensing and enforcement activity;
•	legal and other developments in litigation to which we may be a party, including litigation with respect to our ‘972 patents;
•	ability to fully utilize our net operating loss tax benefit;
•	ability to protect our confidential information and intellectual property rights;
•	ability to successfully identify and manage any potential acquisitions;
•	ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
•	ability to recruit and retain key personnel;
•	ability to obtain additional financing; and
•	ability to manage growth.

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

Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other things contemplated by the forward-looking statements will not occur. Forward-looking statements in this Annual Report on Form 10-K are based on management’s beliefs and opinions at the time the statements are made. The forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by applicable securities laws.

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

On March 22, 2016, we announced the sale of our product business and all related assets to Canadian-based SDSI for gross proceeds of $1.9 million in cash. Under the purchase agreement, the Company sold and transferred all of the assets related to the Company’s product and support services division, including its StrongBox and SPHiNX products. As part of the purchase agreement, 27 of Crossroads’ employees transitioned to SDSI, and 10 employees were terminated in a RIF. Included in the transfer were assignments of ongoing contracts. In the event SDSI fails to perform such contracts, or their other assumed obligations under the purchase agreement, parties to such contracts or obligations could seek damages from the Company under certain circumstances. Depending on the claim for damages, the Company could have a claim for indemnification against SDSI pursuant to the purchase agreement. Any such indemnification claim would be subject to the provisions of the purchase agreement, as well as SDSI’s ability to pay.

Technology Licensing

We generate revenue when companies using our technology agree to pay us either an upfront licensing fee, or a combination of upfront fees and ongoing licensing fees for the use of our intellectual property. Our licensing and litigation agreements sometimes include provisions to cross-license patents from other companies, further enhancing our intellectual property assets and product capabilities. The Company’s intellectual property assets are identified in two distinct categories. The first category, known as the ‘972 patent family, consists of 31 patents and pending patents that are primarily concentrated around access controls. The second category, known as the non-‘972 patents, consists of 140 patents and pending patents that are primarily directed to five product families: optimizing command processing, enabling interoperability, managing networks, enhancing tape libraries, and improving data systems.

In July 2013, we entered into a loan transaction with Fortress that was later assigned to CF DB EZ LLC, an affiliate of Fortress, which included the formation of a partnership controlled by Fortress to which we assigned all of our existing and issued patents and applications other than our patents in the ‘972 family. This partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents, but we are unable to predict at this time when or if such efforts may commence or, if they do, whether they will be profitable. Certain terms in the Fortress agreement permit us to buy out the Fortress partnership interest and return all of the rights to the assigned non-‘972 patent rights to ourselves in return for the payment of a monetization call option of up to $2 million dollars. We intend to periodically monitor and assess the viability and the value to us of such a buyout. Crossroads fully paid off all debt obligations under the Fortress credit agreement on October 30, 2015.

On October 30, 2015, we entered into an agreement with Techquity in which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in license, settlement, or award proceeds from the ‘972 patents, 40% of the proceeds between $20 and $100 million, and 12% of proceeds above $100 million. Under the terms of the agreement, our use of proceeds is restricted to payment of the Fortress debt and approved legal expenditures. During fiscal year 2016, the Company recognized $4.7 million in other income related to the transaction, and $1.5 million is held in deferred revenue and restricted cash.

On March 22, 2016, we announced that Crossroads, in partnership with Fortress, signed an agreement with AQUA to market and sell the non-‘972 patent portfolio. AQUA will receive a commission on any revenue realized from the non-‘972 patent portfolio. The Company can provide no assurance regarding the timing or value of a transaction, or even if one will occur.

Key Financial Definitions

Revenue. Revenue consists of royalties we earn for licenses of certain intellectual property.

Cost of Revenue. Cost of revenue consists of professional fees and services.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation and related costs for personnel related to our executive, finance, human resource, and legal organizations, and fees for professional services. Professional services, excluding those IP costs included in cost of revenue, consist of outside legal, tax and audit costs.

Interest Expense. Interest expense consists of amounts charged by lenders related to interest on our line of credit and term loans, both that have been fully paid

Amortization of Debt Discount and Issuance Costs Expense. Amortization of debt discount and issuance costs expense consists of the effective interest amortization of debt, which includes the amortization of financing costs, and the fair value of the Fortress Warrants (as defined herein). It is separated from interest paid due to the material nature of both.

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

Results of Operations

Year Ended October 31, 2016 Compared to the Year Ended October 31, 2015

Revenue.   Revenue decreased $0.4 million, or 35.5%, to $0.7 million for the year ended October 31, 2016 from $1.0 million for the year ended October 31, 2015. The decrease is mainly the result of a royalty license signed in the fiscal year 2015 with Huawei Technologies Co. Ltd. (“Huawei”).

Cost of Revenue.   Cost of revenue decreased $169,000, or 49.9%, to $170,000 for the year ended October 31, 2016 from $339,000 for the year ended October 31, 2015. The decrease is a result of lower cost of sales associated with the Huawei royalty license in fiscal year 2015.

General and Administrative.  General and administrative expenses decreased $3.6 million, or 37.6%, to $5.9 million for the year ended October 31, 2016 from $9.5 million for the year ended October 31, 2015. The decrease was mainly due to decreases of $2.9 million in professional and legal services in connection with the decreased activity in patent and IP litigation ongoing throughout the year. The decrease was also due to decreased payroll and related expenses, including stock based compensation, of $0.6 million.

Interest expense.  Interest expense was $0 for the year ended October 31, 2016 as compared to $0.4 million for the year ended October 31, 2015. The decrease was due to the payoff of the Fortress debt in fiscal year 2015.

Amortization of debt discount and issuance costs.  Amortization of debt discount and issuance costs were $0 for the year ended October 31, 2016 as compared to $1.0 million for the year ended October 31, 2015. The amortization relates to the borrowings drawn from Fortress, and the decrease is due to the Fortress debt being paid off in October 2015.

Other Income.  Other income was $4.7 million for the year ended October 31, 2016, and $3.8 million for the year ended October 31, 2015. The amounts reflect the amount recognized in connection with the partial IP revenue stream sale to Techquity (as described in “Liquidity and Capital Resources” below).

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our working capital needs. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations through cash and cash equivalents provided by IP licensing, proceeds from the sale of our common stock or preferred stock, debt instruments, the sale of all or part of our non-‘972 patents, and exercises of options or warrants. The Company had cash and cash equivalents of approximately $4.1 million at October 31, 2016, working capital of approximately $2.0 million and total equity of approximately $3.1 million. The Company’s management believes that it has adequate cash and cash equivalents on hand to finance its operations for at least 12 months. We may require additional capital from equity or debt financings to fund our operations or respond to strategic opportunities.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Year Ended October 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by operating activities	$(8,268)	$1,264
Net cash provided by (used in) investing activities	825	(226)
Net cash (used in) provided by financing activities	(133)	5,841
Change in cash and cash equivalents	(7,699)	6,846
Cash, cash equivalents, and restricted cash, end of period	4,093	11,792

Net cash used in operating activities increased $9.5 million from cash provided of approximately $1.3 million in the year ended October 31, 2015 to cash used in operating activities of approximately $8.3 million in the year ended October 31, 2016. Net loss for the year ended October 31, 2016 decreased approximately $8.3 million from $9.0 million for the year ended October 31, 2015 to $0.7 million for the year ended October 31, 2016, due to lower expenses, being partially offset by other income of $4.7 million in fiscal year 2016 recorded from the partial sale of our IP revenue stream versus $3.8 million in fiscal year 2015. Cash provided by operating activities was also affected by a decrease in deferred revenue of $12.5 million as a result of the sale of the product and support business to SDSI. Included in the October 31, 2015 cash provided by operating activities was a non-cash adjustment for the amortization of debt discount of $1.0 million, which was $0 for the year ended October 31, 2016.

Cash flows from investing activities primarily relate to capital expenditures from our discontinued operations. Net cash used by investing activities was $226,000 in the year ended October 31, 2015 compared to $825,000 in cash provided by investing activities during the year ended October 31, 2016. In the year ended October 31, 2016 and 2015, the cash flows from investing activities related entirely to our discontinued operations.

Cash flows used in financing activities was $133,000 for the year ended October 31, 2016 versus cash provided by financing activities for the year ended October 31, 2015 of $5.8 million. For fiscal year 2016, cash used in financing activities related to the payment of dividends on the Series F Preferred Stock. For the fiscal year ended 2015, proceeds from the sale of common stock, and exercise of options amounted to approximately $11.1 million, offset by the repayment of debt of $5.3 million.

Financing Arrangements

In June 2016, we completed a 20:1 reverse stock split. Therefore, all common stock shares and share prices are shown post split.

Fortress Loan Transaction and Related Warrants. Effective July 22, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Fortress Credit Co LLC, an affiliate of Fortress Investment Group LLC (such affiliates collectively, “Fortress”) that provided for aggregate term loan commitments of up to $10.0 million, consisting of a term loan A (“Term Loan A”) in the principal amount of $5.0 million and a term loan B (“Term Loan B” and, together with Term Loan A, the “Term Loans”) in the principal amount of $5.0 million. We drew down the full $10.0 million of both Term Loans on July 24, 2013. The obligations under the Credit Agreement were secured by, among other things, substantially all of our assets. In connection with our entry into this loan transaction with Fortress, we transferred 109 pending or granted non-‘972 patents, which constitute substantially all of our patents other than those relating to our ‘972 patent family, to a limited partnership of which we are a limited partner and of which an affiliate of Fortress is the general partner. The limited partnership concurrently provided us with a non-exclusive license to the assigned non-‘972 patent rights for the life of such patents, subject to earlier termination if we undergo an insolvency event.

All obligations under the Fortress Credit Agreement were repaid on October 30, 2015.

As a condition to and in connection with the Credit Agreement, we issued a warrant (the “Fortress Warrant”), pursuant to which Fortress is entitled to purchase 87,410 shares of our common stock, split-adjusted. The Fortress Warrant is exercisable and will expire on the seventh anniversary of the effective date of the Fortress transactions. These warrants also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if we issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrant, which was initially $41.20 per share, split-adjusted, then the exercise price of the Fortress Warrant will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share we received for the new issue or deemed issue of the additional shares of common stock. In January 2014, the Company and Fortress agreed to amend the Fortress Warrant to remove this full-ratchet anti-dilution provision.

Private Placements.

On March 22, 2013, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses.

Each unit consists of one share of 5.0% Series F Preferred Stock, par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The 1 for 20 stock split effective June 20, 2016 did affect the outstanding Series F Preferred Stock units, and the warrants were adjusted accordingly, with 121,979 outstanding at October 31, 2016, with an exercise price of $40.00 per warrant. The warrants were valued using the Black-Scholes pricing model at approximately $2,284,000 which resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000. This amount was recorded as a deemed dividend.

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

Dividends on the Series F Preferred Stock accrue at an annual rate of 5.0% of the original issue price and are payable on a semi-annual basis. The Series F Preferred Stock ranks senior to the common stock and each other class or our capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. Pursuant to a registration rights agreement entered into with the purchasers of the Series F Preferred Stock, in the event that a registration statement for the resale of the common stock underlying the Series F Preferred Stock and March 2013 warrants is not declared effective prior to July 26, 2013 (120 days from the closing of the March 2013 private placement), then the rate at which dividends accrue on our Series F Preferred Stock will be increased to an annual rate of 12.0% from that date until such time as a registration statement is declared effective, at which time the dividend rate will revert to an annual rate of 5.0%. Our registration statement was not declared effective by July 26, 2013, and as a result the dividend rate on the Series F Preferred Stock at present increased to an annual rate of 12.0% until September 19, 2013, when that registration statement was declared effective. We may elect, at our discretion, to satisfy our obligation to pay semi-annual dividends in cash, by distribution of common stock or a combination thereof.

On March 31, 2014, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 99,331 units, at a purchase price of $45.13 per unit for net proceeds of approximately $4.5 million before expenses. Affiliates of Lone Star Value Management, LLC, of which our former Chairman of the Board of Directors serves as a managing member, purchased approximately $2.9 million of units. Roth Capital Partners acted as our financial advisor in the transaction, which was negotiated and approved by a special committee of the Board of Directors. We did not engage a placement agent in connection with the private placement, and therefore paid no commissions.

Each unit consists of one share of our common stock, par value $0.001 per share, and a warrant to purchase one-half of a share of common stock, at a weighted average exercise price of $49.00 per whole share, split adjusted.

2015 Common Stock Offering

On January 27, 2015 we sold 153,587 units at $46.00 per unit for gross proceeds of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 82,938 shares of common stock have an exercise price of $55.20 per share.  Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4 years.  The warrants are exercisable upon the six-month anniversary of issue, and expire January 31, 2020.

2015 Common Stock Rights Offering

On July 28, 2015, the Company completed a subscription rights offering for shares of the Company’s common stock (the “Rights Offering”). Under the terms of the Rights Offering, the Company distributed to its common and preferred stock holders one subscription right for each share of the Company’s common or preferred stock owned as of the record date, which entitled the holder to purchase 0.50 shares of common stock, at the subscription price of $25.00 per share, split adjusted, subject to certain protection mechanics in place to preserve the Company’s ability to utilize its NOLs.

The Company accepted subscriptions for 196,694 shares, split adjusted, resulting in aggregate gross proceeds of approximately $4.9 million. Expenses incurred to complete the Rights Offering amounted to approximately $0.4 million.

IP Revenue Stream Sale

On October 30, 2015, we entered into an agreement with Techquity, pursuant to which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in license, settlement, or award proceeds from the ‘972 patents, 40% of the proceeds between $20 and $100 million, and 12% of proceeds above $100 million received after the date of the sale agreement. Under the terms of the agreement, our use of proceeds is restricted to payment of the Fortress debt, approved legal expenditures, and certain general and administrative expenses. During fiscal year 2016, the Company recognized $4.7 million in other income, and $1.5 million is held in deferred revenue and restricted cash. We recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. The adoption of this guidance is not expected to have a material effect on our financial statements.

In March 2016, the FASB issued ASU 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of independent registered public accounting firm are included elsewhere herein. Reference is made to Item 15, “Financial Statements, Financial Statement Schedules and Exhibits.”

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2016.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of January 20, 2017.

Name	Age	Position
Richard K. Coleman, Jr.	60	President, Chief Executive Officer and Director
Jennifer Ray Crane	45	Chief Financial Officer
Mark Hood	52	Executive Vice President of Corporate Development
Robert G. Pearse	57	Director, Chairman of the Board of Directors
Don Pearce	73	Director
Galen Vetter	65	Director
Hannah M. Bible	36	Director

Richard K. Coleman, Jr. has served as a director since April 2013 and as President and Chief Executive Officer since May 2013. Mr. Coleman is a private investor and technological advisor. His company, Rocky Mountain Venture Services has helped technology companies plan and launch new business ventures and restructuring initiatives since 1998. He has served in a variety of senior operational roles including CEO of Vroom Technologies, COO of MetroNet Communications, and President of US West Long Distance and has also held significant officer level positions with Frontier Communications, Centex Telemanagement, and Sprint Communications culminating in his appointment to lead its Technology Management Division. Mr. Coleman began his career as an Air Force Telecommunications Officer managing Department of Defense R & D projects. He has served as an Adjunct Professor for Regis University’s Graduate Management program and is a guest lecturer for Denver University, focusing on leadership and ethics. Mr. Coleman has served on a number of private, public, and non-profit boards and currently serves on the boards of directors of Ciber, Inc. (NYSE:CBR), a leading global information technology company, since April 2014, where he also serves on the Nominating/Corporate Governance, Compensation, and Audit Committees, and Hudson Global, Inc. (NASDAQ:HSON), a worldwide provider of highly specialized professional-level recruitment and related talent solutions, since May 2014, where he chairs the Compensation Committee and also serves on the Nominating/Corporate Governance and Strategic Planning Committees. In addition to his prior board experience with a variety on non-profit and private companies, Mr. Coleman previously served on the boards of NTS, Inc., a broadband services and telecommunications company (2012 until its sale in 2014); Aetrium Incorporated, a manufacturer of electromechanical equipment used in the handling and testing of semiconductor devices (2013 – 2014); and On Track Innovations Ltd., one of the pioneers of cashless payment technology (2012 – 2014). Mr. Coleman holds a B.S. Degree from the United States Air Force Academy, an M.B.A. from Golden Gate University, and is a graduate of the United States Air Force Communications Systems Officer School. We believe Mr. Coleman’s qualifications to serve on our Board of Directors include his successful leadership track record, particularly in start-up and turnaround situations, and his extensive expertise and experience in technology-related industries.

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

Mark Hood has served as our Executive Vice President of Corporate Development since February 2015 and previously served as Executive Vice President of Corporate Communications from January 2013 to January 2015. From 2009 to 2013, Mark was founder and CEO of MCH Advisors, and helped early stage technology clients design and launch sales and marketing programs in high-growth markets. From 1995 to 2009, Mark was CEO of Network Consulting Services, a master sales agency he launched to integrate services from multiple telecommunications companies. Mark also held Series 7, 65, and 66 securities licenses and served as General Partner of two equity investment funds. Mark earned a BA in Marketing from Sam Houston State University and an MS in Technology Commercialization from The University of Texas at Austin, McCombs School of Business.

Robert G. Pearse has served as a director since April 2013, as the Chairman of our Board of Directors since our 2015 annual meeting of stockholders, and as Chairman of the Compensation Committee since 2013. Mr. Pearse has also served as a member of the Audit Committee and Nominating & Governance Committee since 2013. Mr. Pearse currently serves as a Managing Partner at Yucatan Rock Ventures, a firm he co-founded in 2004, where he specializes in technology investments and consulting. Mr. Pearse serves as a director for Ameri Holdings, Inc. (OTC:AMRH), Chairman of the Compensation Committee and member of the Audit Committee since 2015. Mr. Pearse serves as director for Novation Companies, Inc. (OTC:NOVC), Chairman of the Compensation and member of the Audit Committee since 2015. Mr. Pearse previously served as a director for Aviat networks, Inc. (NASDAQ:AVNW) and member of the Compensation Committee and Nominating & Governance Committee from January 2015 to November 2016. He also served as vice president of Strategy and Market Development at NetApp, Inc., a computer storage and data management Company, from September 2005 to August 2012. Before joining NetApp in 2005, Mr. Pearse co-founded Yucatan Rock Ventures and served as a managing partner from January 2004 to September 2005. Prior to that, Mr. Pearse spent approximately 17 years in leadership positions at Hewlett-Packard, most recently as the vice president of Strategy and Corporate Development from 2001 to 2004. His professional experience also includes positions at PriceWaterhouseCoopers LLP, Eastman Chemicals Company, and General Motors. Mr. Pearse earned a Master of Business Administration degree from the Stanford Graduate School of Business in 1986, and a Bachelor of Science degree in Mechanical Engineering from the Georgia Institute of Technology in 1982. We believe Mr. Pearse’s qualifications to serve on our Board of Directors include his extensive business development experience as an executive in the enterprise data management industry.

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

Galen Vetter has served as a director since April 2014. In addition to serving as a director of Crossroads Systems, Inc., Mr. Vetter currently serves on the Board of Directors of Alerus Financial, Inc., ATRM Holdings, Inc., and Hill Capital Corporation. Mr. Vetter also serves as a member on the Advisory Board of Directors of Land O’Lakes Inc. Prior Board positions include Franklin Templeton France S.A., Franklin Templeton Asset Management S.A., Franklin Templeton International Services S.A., Franklin Templeton Management LVX S.A., Clearway Minnesota and ProfitSee Inc. During his career Mr. Vetter served as Global Chief Financial Officer and Senior Vice President of Franklin Templeton Investment Funds, Partner at RSM (formerly McGladrey) and President of Rust Consulting, Inc. Mr. Vetter is a licensed certified public accountant (inactive). He is a member of the National Association of Corporate Directors, including being Board Leadership Fellow certified. He received his Bachelor of Science degree from the University of Northern Iowa.  We believe Mr. Vetter’s qualifications to serve on our Board of Directors include his diverse management experience, including financial, analytical, information management, strategy and team development. In addition, our board benefits from Mr. Vetter’s enterprise risk management and international business experience. Both by education and by professional experience, Mr. Vetter has had extensive exposure to analysis of financial statements and financial reporting matters and qualifies as an “audit committee financial expert” under Securities and Exchange Commission guidelines.

Hannah M. Bible has served as a director since May 2016. She is the director of operations and in-house counsel of Lone Star Value Management. Ms. Bible has over 9 years of combined legal and accounting experience across a variety of industries. Prior to joining Lone Star Value Management in June 2014, Ms. Bible was the Director of Finance/CFO at Trinity Church in Greenwich, CT. From October 2011 to December 2012, Ms. Bible served as a legal advisor to RRMS Advisors, a company providing advisory and due diligence services to banking and other institutions with high-risk assets. From June 2009 to December 2013, Ms. Bible advised family fund and institutional clients of International Consulting Group, Inc., and its affiliates within the Middle East on matters of security, corporate governance, and U.S. legal compliance. From 2006 to 2008, Ms. Bible served within the U.N. General Assembly as a diplomatic advisor to the Asian-African Legal Consultative Organization, a permanent observer mission to the United Nations. From 2007 until recently, Ms. Bible taught as an Adjunct Professor at Thomas Jefferson School of Law, within the International Tax and Financial Services program. Prior to this, Ms. Bible held various accounting positions with Samaritan’s Purse, a large $300MM+ 501(c)(3) organization dedicated to emergency relief and serving the poor worldwide. Ms. Bible earned an LLM in Taxation from New York University School of Law, a JD with honors from St. Thomas University School of Law, and a BBA in Accounting from Middle Tennessee State University.

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

Independent Directors

Messrs. Pearce, Pearse and Vetter and Ms. Bible qualify as independent directors in accordance with the listing requirements of The NASDAQ Stock Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.   In addition, our Board of Directors has concluded that each of Messrs. Pearce, Pearse, and Vetter satisfies the heightened audit committee independence standards set forth in Rule 10A-3 promulgated under the Exchange Act, and each of Messrs. Pearce and Pearse and Ms. Bible satisfies Nasdaq listing rules relating to independence for purposes of compensation committee service.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees each operate under a charter approved by our Board of Directors. Copies of each committee’s charter are posted on the Corporate Governance section of our website, www.crossroads.com.  Information provided on our website is not incorporated into this Annual Report and Form 10-K.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Pearce and Pearse and Ms. Bible. Mr. Pearse chairs the Compensation Committee.

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

The Compensation Committee has determined and reviewed the value and forms of compensation for our named executive officers and other officers based on the committee members’ knowledge and experience, competitive proxy and market compensation information and management recommendations. The Compensation Committee did not engage a compensation consulting firm in fiscal 2016. The Compensation Committee does not delegate its authority to review, determine and recommend, as applicable, the forms and values of the various elements of compensation for executive officers and directors. The Compensation Committee does delegate to Company management the implementation and record-keeping functions related to the various elements of compensation it has approved.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Pearce, and Pearse and Ms. Bible. Mr. Pearce chairs the Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee’s responsibilities include:

•	reviewing, developing and making recommendations to our Board of Directors related to corporate governance guidelines and policies;
•	reviewing and making recommendations to our Board of Directors regarding proposed changes to our certificate of incorporation and bylaws;
•	formulating and overseeing procedures to facilitate stockholder communications with our Board of Directors;
•	reviewing governance related stockholder proposals and recommending Board responses;
•	overseeing compliance by our Board of Directors and its committees with applicable laws and regulations;
•	evaluating the effectiveness of the committee and reporting the results of this evaluation to our Board of Directors;
•	overseeing risks relating to management and Board of Directors succession planning, the independence of our Board of Directors and potential conflicts of interest, and stockholder responses to our business practices;
•	overseeing our Board of Directors evaluation process including conducting periodic evaluations of the performance of our Board of Directors as a whole and each Board of Directors committee and evaluating the performance of Board of Directors members eligible for re-election;
•	establishing criteria for the selection of new members to our Board of Directors;
•	reviewing any stockholder nominations for directors and presenting to our Board of Directors a list of individuals recommended for nomination for election to our Board of Directors at the Annual Meeting of stockholders;
•	assisting our Board of Directors in making a determination of each outside director’s “independence” in accordance with Nasdaq rules;
•	formulating and recommending to our Board of Directors for adoption a policy regarding the consideration of nominees proposed by stockholders for election to our Board of Directors, and adopting procedures regarding the submission of stockholder nomination requests;
•	reviewing the disclosure included in our proxy statement regarding our director nomination process;
•	monitoring the orientation and any continuing education programs for directors;
•	reviewing the composition of each Board of Directors committee and presenting recommendations for committee memberships to our Board of Directors as needed; and
•	reviewing the charter and composition of each Board of Directors committee and making recommendations to our Board of Directors for the creation of additional Board of Directors committees or the change in mandate or dissolution of Board of Directors committees.

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

Based solely on review of copies of the forms received, we believe that, during the last fiscal year, all filings under Section 16(a) applicable to our officers, directors and 10% stockholders were timely.

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Year 2015 and 2016

The following table sets forth the total compensation awarded to, earned by, or paid to Mr. Richard K. Coleman, Jr., Mr. Mark Hood and Ms. Jennifer Crane, who are collectively referred to as our “named executive officers,” during the years ended October 31, 2015 and 2016. All equity award amounts have been adjusted to reflect the Company’s reverse stock split, effective on June 20, 2016:

Name and Principal		Salary	Bonus	Option Awards	Nonequity Incentive Compensation	Other	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Richard K. Coleman, Jr.	2015	300,000	237,500	383,704	-	-	921,204
President and Chief	2016	287,500	150,000	75,926	-	-	513,426
Executive Officer
Mark Hood	2015	198,825	-	50,877	29,998	-	279,700
Executive Vice	2016	206,250	-	40,883	27,270	5,700	280,103
President of Corporate Development
Jennifer Crane	2015	193,046	-	50,877	19,692	-	263,615
Chief Financial Officer	2016	185,625	-	32,706	26,068	5,500	249,899

(1)	On December 15, 2014, we awarded a cash bonus of $117,500, and on June 15, 2015, we awarded a cash bonus of $120,000 to Mr. Coleman, reported in fiscal year 2015. On November 24, 2015, we awarded a cash bonus of $150,000, to Mr. Coleman, reported in fiscal year 2016.

(2)	We granted options to purchase 13,522 shares of common stock on January 2, 2015 to Mr. Coleman, at a grant date fair value of $28.38 per share. This grant vests equally over 8 quarters, fully vesting on January 31, 2017. We granted options to purchase 16,250 shares of common stock on June 6, 2016 to Mr. Coleman, at a grant date fair value of $4.67 per share. This grant vests 50% on June 6, 2017, then equally over 4 quarters, fully vesting on June 6, 2018. We granted options to purchase 3,000 shares of common stock on September 17, 2015 to Mr. Hood and Ms. Crane, at a grant date fair value of $16.96 per share. These awards vested 50% on September 17, 2016, then equally over 4 quarters, fully vesting on September 17, 2017. We granted options to purchase 8,750 and 8,000 shares of common stock on June 6, 2016 to Mr. Hood and Ms. Crane, respectively, at a grant date fair value of $4.67 per share. These awards vested 50% on June 6, 2017, then equally over 4 quarters, fully vesting on June 6, 2018.

(3)	On December 15, 2014, we awarded a cash bonus of $29,998 and $19,692 to Mr. Hood and Ms. Crane, respectively, reported in fiscal year 2015 under our Management Bonus Plan for fiscal 2015. On December 15, 2015, we awarded a cash bonus of $21,529 and $20,586, to Mr. Hood and Ms. Crane, respectively, and on June 15, 2016, we awarded a cash bonus of $5,741 and $5,482 to Mr. Hood and Ms. Crane, respectively, reported in fiscal year 2016 under our Management Bonus Plan for fiscal 2016 as described below.

(4)	We granted 989 and 944 shares of restricted common stock on January 4, 2016 to Mr. Hood and Ms. Crane, respectively. These grants vested in 1 year from grant, on January 4, 2017. Prior to vesting, we bought the right to vesting from Mr. Hood and Ms Crane for $5,700 and $5,500, respectively, effectively forfeiting the shares for consideration received.

Management Bonus Program

Under the 2016 Management Bonus Program, Ms. Crane and Mr. Hood were eligible for a target bonus of 40% of each such executive officer’s salary paid in fiscal 2016.

Ms. Crane and Mr. Hood each received 50% of their target bonus under the 2016 Management Bonus Program based on the achievement of individual goals for each such executive officer. The management bonus objectives for each officer were based on specific, measurable goals that were met throughout the year.

The bonus payouts described above were paid in cash in fiscal year 2017.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table sets forth information regarding unexercised options held by each of our named executive officers as of October 31, 2016. Options and option exercise prices have been split adjusted.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Options Expiration Date
Richard K. Coleman, Jr.	24	(1)	-	26.62	7/31/2023
	4,111	(2)	-	20.63	9/16/2023
	4,508	(3)	-	17.14	10/31/2023
	27,045	(4)	-	25.62	11/23/2023
	13,522	(5)	-	42.60	1/2/2025
	-	(6)	16,250	5.90	6/6/2026
Mark Hood	601	(7)	-	49.08	12/12/2022
	1,690	(8)	113	36.94	1/31/2023
	3,005	(9)	-	34.94	6/13/2023
	2,705	(10)	2,704	45.76	10/1/2024
	1,500	(11)	1,500	26.80	9/17/2025
	-	(6)	8,750	5.90	6/6/2026
Jennifer Crane	2,009	(12)	-	74.54	1/31/2017
	752	(13)	-	25.96	8/25/2020
	751	(14)	-	79.03	10/17/2021
	2,066	(15)	939	45.59	1/17/2024
	301	(10)	300	45.76	10/1/2024
	1,500	(11)	1,500	26.80	9/17/2025
	-	(6)	7,000	5.90	6/6/2026

*	All award amounts have been adjusted to reflect the Company’s reverse stock split, effective on June 20, 2016.

(1)	This award was fully vested on July 31, 2013.

(2)	This award was fully vested on September 16, 2013.

(3)	This award was fully vested on October 31, 2013.

(4)	This award was fully vested on October 31, 2015.

(5)	This award was fully vested on January 2, 2017.

(6)	Mr. Coleman, Mr. Hood, and Ms. Crane were awarded options to purchase 16,250, 8,750, and 7,000 shares of common stock on June 6, 2016, respectively. These awards vest 50.0% on June 6, 2017, 12.5% on September 6, 2017, 12.5% on December 6, 2017, 12.5% on March 6, 2018, and 12.5% on June 6, 2018. Unvested shares are valued at $150,000 as of October 31, 2016.

(7)	These awards were fully vested as of January 12, 2012.

(8)	Mr. Hood was awarded options to purchase 1,803 shares of common stock on January 31, 2013. This award vests 25.0% on January 31, 2014, and 6.25% quarterly beginning on April 30, 2014, becoming fully vested on January 31, 2017. Unvested shares are valued at $2,000 as of October 31, 2016.

(9)	This award was fully vested as of June 13, 2015.

(10)	Mr. Hood and Ms. Crane were awarded options to purchase 5,409 and 601 shares of common stock on October 1, 2014, respectively. These awards vest 25.0% on January 31, 2014, and 6.25% quarterly, beginning on January 1, 2016, becoming fully vested on October 1, 2018. Unvested shares are valued at $93,000 as of October 31, 2016.

(11)	Mr. Hood and Ms. Crane each were awarded options to purchase 3,000 shares of common stock on September 17, 2015. These awards vest 50.0% on September 17, 2016, 12.5% on December 17, 2016, 12.5% on March 17, 2017, 12.5% on June 17, 2017, and 12.5% on September 17, 2017. Unvested shares are valued at $50,000 as of October 31, 2016.

(12)	This award was fully vested as of January 31, 2011.

(13)	This award was fully vested as of August 25, 2014.

(14)	This award was fully vested as of October 17, 2015.

(15)	Ms. Crane was awarded options to purchase 3,005 shares of common stock on January 17, 2014. This award vests 25.0% on January 17, 2015, and 6.25% quarterly, beginning on April 17, 2015, becoming fully vested on January 17, 2018. Unvested shares are valued at $28,000 as of October 31, 2016.

Employment Agreements

Richard K. Coleman, Jr. Employment Agreement. Richard K. Coleman, Jr. was appointed to serve as our Interim President and Chief Executive Officer (“CEO”) on May 8, 2013. On August 2, 2013, we entered into an at-will employment agreement with Mr. Coleman, effective from the date that he began serving as our interim President and CEO. On November 21, 2013, subsequent to the end of our 2013 fiscal year, we entered into an Amended and Restated Employment Agreement with Mr. Coleman that replaced the interim employment agreement. On August 5, 2016, we entered into an Amended and Restated Employment Agreement with Mr. Coleman effective as of August 1, 2016.

Mr. Coleman’s agreement has an initial term ending November 20, 2018, and its term is automatically renewed for successive one-year terms thereafter unless Mr. Coleman or we elect to terminate it.

Mr. Coleman currently receives an annual base salary of $300,000. His base salary may be increased in the discretion of the Board of Directors or its Compensation Committee.

Mr. Coleman will be eligible for semi-annual performance bonuses (the “Performance Bonus”) during the term of the employment agreement, which performance bonuses will have a target payout of $150,000 per fiscal half, and an intellectual property monetization incentive bonus (the “Monetization Incentive Bonus”) of the greater of (i) up to $150,000 per six month period ending on February 15 and August 15 of each year, or (ii) $300,000 within a twelve month period, calculated as follows: 6% of the Company’s Net Cash Proceeds (as defined in the employment agreement) of the Company’s ‘972 patents and non-‘972 patents. The amount paid to Mr. Coleman pursuant to the Performance Bonus payments will be based on the level of achievement, as determined by the Compensation Committee, of performance objectives that will be developed by the Compensation Committee in consultation with Mr. Coleman. The performance objectives are expected, but not required, to be based upon objectives such as (i) monetization of various parts of the Company’s intellectual property portfolio over specified time frames, (ii) cash position and/or cash flow, and/or (iii) net income, profit or other earnings and operating performance measures. If a Change in Control of the Company occurs during the term of the employment agreement, the Performance Bonus criteria for the current fiscal half and the next fiscal half will be deemed to have been achieved at the “target” value.

In connection with the entry into the employment agreement in 2013, Mr. Coleman received a grant of options to purchase 22,500 shares of the Company’s common stock. These options have an exercise price of $30.80 per share, such amount being the mean of the high and low sales prices of the Company’s common stock on November 21, 2013, as determined in accordance with the terms of the Company’s 2010 Stock Incentive Plan and split adjusted. These options are fully vested. Mr. Coleman may receive additional option grants in the discretion of the Board of Directors or its Compensation Committee.

In the event of Mr. Coleman’s termination without Cause or for Good Reason (each as defined in the employment agreement) within twelve (12) months of a Change of Control, the Company will pay to Mr. Coleman (i) 100% payout for Net Cash Proceeds for which Mr. Coleman has not yet been paid, or that are received in the first 90 days following the termination date, and (ii) 75% payout for Net Cash Proceeds received in the 91st through 180th days following the termination date.

In the event that Mr. Coleman’s employment is terminated by the Company in circumstances that do not constitute a Termination for Cause or if Mr. Coleman resigns in circumstances constituting Good Reason, then all of Mr. Coleman’s options will accelerate and vest in full (unless an award agreement relating to such options explicitly provides otherwise); and Mr. Coleman will receive accrued and unpaid salary through the termination date, expense reimbursement, one year of severance pay equal to his then-current annual salary, payable over a 12-month period, and a lump sum payment equal to (i) 100% of his Performance Bonus for the current and next fiscal halves, and (ii) any earned but unpaid Monetization Incentive Bonus (whether related to the current or any previous six month periods). In the event that the Company fails to renew Mr. Coleman’s employment before the expiration of the employment agreement on the same or substantially equivalent terms (“Non-Renewal”), then Mr. Coleman will receive accrued and unpaid salary through the termination date and payment of a percentage of the Monetization Incentive Bonus he would have received had he remained employed for an additional 12 months according to the following schedule: (i) 100% payout for Net Cash Proceeds received in the first 90 days following Non-Renewal, (ii) 75% payout for Net Cash Proceeds received in the 91st through 180th days following Non-Renewal, (iii) 50% payout for Net Cash Proceeds received in the 181st through 270th day following Non-Renewal, and (iv) 25% payout for Net Cash Proceeds received in the 271st through 365th day following Non-Renewal. There will be no payout for Net Cash Proceeds received later than the 365th day following Non-Renewal.

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

Administration

The plan is administered by a committee of, and appointed by, our Board of Directors. In the absence of such a committee to administer the plan, the Board of Directors will serve as the committee. From and after the date upon which we became a “publicly held corporation” (as defined in section 162(m) of the Internal Revenue Code (the “Code”) and applicable interpretive authority under the Code), the plan is administered by a committee of, and appointed by, our Board of Directors that is comprised solely of two or more “outside directors” within the meaning of used in section 162(m) of the Code and applicable interpretive authority under the Code and within the meaning of “Non-employee Director” as defined in Rule 16b-3 under the Exchange Act.

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

2016 Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended October 31, 2016, other than a director who also served as an executive officer.

	Fees Earned or	Restricted
Name and Principal	Paid in Cash	Stock Awards	Total
Position	($)(6)	($)	($)
Jeffrey E. Eberwein (1)	16,000	1,750	17,750
Robert Pearse (2)	29,500	6,249	35,749
Don Pearce (3)	25,000	6,249	31,249
Galen Vetter (4)	28,000	6,249	34,249
Hannah Bible (5)	11,000	4,498	15,498

(1)	Mr. Eberwein served as a director from April of 2013 until May 25, 2016. He received quarterly payments of $6,250 in cash for the fiscal first quarter and second quarter and pro-rated amount of $3,500 for the fiscal third quarter. The board elected to forego option grants for fiscal Q1 and Q2 of 2016. We granted restricted stock of 409 shares on the 60th day following the end of our third fiscal quarter, September 30, 2016, pro-rated as required, at an exercise price of $4.28. The restricted stock vests in one year.

(2)	Mr. Pearse became a board member in July of 2013, and Chairman of the Board in May of 2016. He receives quarterly payments of $6,250 in cash and another $1,500 per quarter as Chairman of the Board, pro-rated, and $6,250 worth of restricted stock based on the average closing price of Crossroads’ stock on the five days prior to the grant date, rounded downward. We granted restricted stock of 1,460 shares at $4.28 on the 60th day following the end of the third fiscal quarter of 2016. The restricted stock vests in one year.

(3)	Mr. Pearce became a board member in May of 2009. He receives quarterly payments of $6,250 in cash and $6,250 worth of restricted stock based on the average closing price of Crossroads’ stock on the five days prior to the grant date, rounded downward. We granted restricted stock of 1,460 shares at $4.28 on the 60th day following the end of the third fiscal quarter of 2016. The restricted stock vests in one year.

(4)	Mr. Vetter became a board member in May of 2014. He receives quarterly payments of $6,250 in cash and another $1,000 per quarter for being Chairman of the Audit Committee and $6,250 worth of restricted stock based on the average closing price of Crossroads’ stock on the five days prior to the grant date, rounded downward. We granted restricted stock of 1,460 shares at $4.28 on the 60th day following the end of the third fiscal quarter of 2016. The restricted stock vests in one year.

(5)	Ms. Bible became a board member in May of 2016. She receives quarterly payments of $6,250 in cash and $6,250 worth of restricted stock, based on the average closing price of Crossroads’ stock on the five days prior to the grant date, rounded downward. We granted restricted stock to purchase 1,051 shares of common stock on the 60th day following the end of our third fiscal quarter, September 30, 2016, pro-rated as required, at an exercise price of $4.28. The restricted stock vests in one year.

(6)	The current Board of Directors Compensation Policy for Non-employee Directors was adopted effective February 1, 2016. No options or restricted stock were awarded for the fiscal first and second quarters of 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our capital stock as of January 20, 2017 by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding capital stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

The following table lists the applicable percentage beneficial ownership based on 1,225,472 shares of common stock outstanding as of January 20, 2017. All numbers have been adjusted to reflect the Company’s reverse stock split effective as of June 20, 2016. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of January 20, 2017 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Crossroads Systems, Inc., 11000 North Mo-Pac Expressway, #150, Austin, Texas 78759.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent
5% Stockholders
Lone Star Value Management, LLC	299,913	(1)	19.9	%(1)
ACT Capital Management, LLLP	66,553	(2)	5.3	%(2)
Lloyd I. Miller, III	86,002	(3)	7.0%
Fortress Investment Group, LLC	87,411	(4)	6.7%
Piton Capital Partners LLC	65,998	(5)	5.4%
Named Executive Officers and Directors
Richard K. Coleman, Jr.	50,352	(6)	3.9%
Jennifer Crane	9,600	(7)	*
Mark Hood	14,009	(8)	1.1%
Hannah M. Bible	-		-
Don Pearce	9,004	(9)	*
Robert G. Pearse	4,493	(10)	*
Galen Vetter	2,517	(11)	*
All current directors and executive officers as a group (7 persons)	89,975	(12)	6.9%

*	Less than 1%.

(1)	According to Schedule 13D/A filed on June 23, 2016 and updated information based on Form 4 filings. Includes 228,978 shares of our common stock beneficially owned directly by Lone Star Value Investors, LP (“Lone Star Value LP”), 20,000 shares of common stock held in a certain account managed by Lone Star Value Management, LLC (“Lone Star Value Management”), and 1,707 shares of common stock held by Lone Star Value Co-Invest I, LP (“Lone Star Value Co-Invest”). Also includes warrants to purchase 32,209 shares of our common stock issued in connection with our March 2014 private placement, warrants to purchase 8,750 shares of our common stock issued in connection with our January 2015 secondary offering, and warrants to purchase 8,269 shares of our common stock issued by the Company in consideration of the common stock outstanding increasing. These warrants are subject to a 19.99% blocking provision, meaning that they can be exercised only to the extent that such exercise would not cause the holder’s beneficial ownership of our common stock to exceed 19.99%. Lone Star Value Investors GP, LLC (“Lone Star Value GP”) is the general partner of, and controls, each of Lone Star Value LP and Lone Star Value Co-Invest. Lone Star Value Management exercises contractual voting and investment control over securities held by each of Lone Star Value LP and Lone Star Value Co-Invest. Jeffrey E. Eberwein is the managing member of Lone Star Value Management and exercises indirect voting and investment control over these securities. By reason of these relationships, each of Lone Star Value LP, Lone Star Value GP, Lone Star Value Management and Mr. Eberwein may be deemed to share the power to vote or direct the vote and to dispose or direct the disposition of the shares directly beneficially owned by Lone Share Value LP as indicated above. The address for each of the Lone Star Value entities is 53 Forest Avenue, 1st Floor, Old Greenwich, Connecticut 06870.

(2)	According to Schedule 13G/A filed January 10, 2017 and updated information based upon the Company’s issuance of additional warrants and common stock dividends. Consists of (a) 9,487 shares of common stock, (b) 310 shares of common stock issuable upon exercise of warrants, (c) warrants to purchase 3,637 shares of our common stock issued by the Company in consideration of the common stock outstanding increasing. Also includes 35,412 shares of Series F Convertible Preferred Stock and warrants to purchase 17,706 shares of common stock issued in our March 2013 private placement. The convertible preferred stock and associated warrants are subject to a 9.99% blocking provision, meaning that they can be exercised only to the extent that such exercise would not cause the holder’s beneficial ownership of our common stock to exceed 9.99%. Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP. Investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The address for ACT Capital Management, LLLP is 2 Radnor Corporate Center, Suite 111, Radnor, Pennsylvania 19087.

(3)	According to Schedule 13G filed December 7, 2016 and updated information from the Company. Consists of 86,002 shares of our common stock. Mr. Miller’s address is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.

(4)	According to Schedule 13G filed August 2, 2013 and updated information based upon the Company’s issuance of additional warrants. Consists of 72,727 shares subject to warrants held by CF DB EZ LLC and warrants to purchase 14,684 shares of our common stock. Drawbridge Special Opportunities Fund LP owns 95% of CF DB EZ LLC. Drawbridge Special Opportunities GP LLC is the general partner of Drawbridge Special Opportunities Fund LP. Fortress Principal Investment Holdings IV LLC (“FPIH IV”) is the sole managing member of Drawbridge Special Opportunities GP LLC. Drawbridge Special Opportunities Advisors LLC (“DSOA”) is the investment advisor of Drawbridge Special Opportunities Fund LP. FIG LLC is the sole managing member of DSOA, and Fortress Operating Entity I LP (“FOE I”) is the sole managing member of FIG LLC and FPIH IV. FIG Corp. is the general partner of FOE I, and FIG Corp. is wholly-owned by Fortress Investment Group LLC. Peter L. Briger, Jr. and Constantine M. Dakolias are co-Chief Investment Officers of Fortress Investment Group LLC’s Credit business, which includes CF DB EZ LLC, and have the power to vote and dispose of these shares. The address for each of the Fortress persons and entities is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Chief Compliance Officer.

(5)	According to Schedule 13G/A filed February 16, 2016. Consists of 65,998 shares of common stock held by Piton Capital Partners LLC (“Piton”), a Delaware limited liability company and investment entity that is a family client of Kokino LLC. The address for Piton is c/o North Bay Associates, 14000 Quail Springs Parkway, Suite 2200, Oklahoma City, Oklahoma 73134.

(6)	Consists of 815 shares of common stock, 327 shares of common stock issuable upon exercise of warrants exercisable within 60 days of January 20, 2017, and 49,210 shares of common stock issuable upon exercise of options exercisable within 60 days of January 20, 2017. The shares of common stock and the warrants to purchase shares of common stock are held of record by RKC Investments, LLC. Mr. Coleman may be deemed to exercise indirect voting and investment control over these securities. Mr. Coleman disclaims beneficial ownership of the shares of common stock held by RKC Investments, LLC except to the extent of any pecuniary interest therein.

(7)	Consists of 3,138 shares of common stock, 73 shares of Series F Preferred Stock, 6,345 shares of common stock issuable upon exercise of options exercisable within 60 days of January 20, 2017 and 44 shares of common stock issuable upon exercise of warrants exercisable within 60 days of January 20, 2017.

(8)	Consists of 2,980 shares of common stock, 10,702 shares of common stock issuable upon exercise of options exercisable within 60 days of January 20, 2017 and 327 shares of common stock issuable upon exercise of warrants exercisable within 60 days of January 20, 2017. Of the shares of common stock, 544 are held of record by MCH Advisors, Inc. (“MCH”). Mr. Hood, who together with his spouse is the sole shareholder of MCH, shares voting and dispositive power over the shares held by MCH. Mr. Hood disclaims beneficial ownership of the shares of common stock held by MCH except to the extent of any pecuniary interest therein.

(9)	Consists of 1,875 shares of common stock and 7,129 shares of common stock issuable upon exercise of options exercisable within 60 days of January 20, 2017.

(10)	Consists of 505 shares of common stock and 3,988 shares of common stock issuable upon exercise of options exercisable within 60 days of January 20, 2017.

(11)	Consists of 2,517 shares of common stock issuable upon exercise of options exercisable within 60 days of January 20, 2017.

(12)	Consists of 9,313 shares of common stock, 73 shares of Series F Preferred Stock, 79,891 shares of common stock issuable upon exercise of options exercisable within 60 days of January 20, 2017 and 698 shares of common stock issuable upon exercise of warrants exercisable within 60 days of January 20, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as described below, since November 1, 2015, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of our total assets and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described in Item 11 of this annual report and the transactions described or referred to below. The audit committee of our Board of Directors is responsible for reviewing and approving any related person transactions.

On March 31, 2014, we completed a private placement of 94,331 units at a purchase price of $45.13 per unit, split adjusted, for net proceeds of approximately $4.3 million before expenses. Affiliates of Lone Star Value Management, LLC, of which our former Chairman Jeffrey E. Eberwein serves as a managing member, purchased approximately $2.9 million of units. Additionally, affiliates of Diker Management, LLC, a former holder of greater than 5% of our common stock, purchased $350,000 of units. We also entered into a registration rights agreement with the purchasers obligating us to register the resale of these securities.

Each unit consisted of one share of the Company’s common stock, and warrants to purchase one-half of a share of common stock, at an exercise price of $49.20 per whole share, split adjusted.

The terms of the private placement were negotiated and approved on our behalf by a Special Committee of our Board of Directors consisting of Messrs. Pearce and Pearse.

On January 27, 2015, we entered into placement agency agreements with certain accredited investors for the issuance and sale in a private placement of an aggregate of 153,587 units, at a purchase price of $46.00 per unit, split adjusted, for net aggregate proceeds of approximately $7.1 million before expenses. Each unit consisted of one share of common stock and warrants to purchase one-half of a share of common stock at an exercise price of $55.20 per whole share, split adjusted. Lone Star Value LP, controlled by Jeffrey E. Eberwein, our former Chairman of the Board of Directors, acquired 350,000 units in the placement for approximately $0.8 million.

On July 29, 2015, we closed a subscription rights offering for the Company’s common stock, selling 196,694 shares of common stock, at $25.00 per share, split adjusted, for aggregate gross proceeds of approximately $4.9 million. Lone Star Value LP, controlled by Jeffrey E. Eberwein, our former Chairman of the Board of Directors, acquired 76,895 shares in the offering for approximately $1.9 million.

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

Audit Fees

All services rendered by our registered public accounting firm, PMB Helin Donovan, LLP, are pre-approved by the Audit Committee.  PMB Helin Donovan, LLP has provided or is expected to provide services to us in the following categories and amounts:

	October 31,
	2016	2015

Audit fees (1)	$113,500	$75,000
Audit-related fees(2)	$3,977	$48,570
Tax fees(3)	$37,710	$30,565
All other fees(4)	$-	$2,000

(1)      Audit fees – These are fees for professional services performed by PMB Helin Donovan, LLP for the audit of our annual consolidated financial statements and review of interim financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)      Audit-related fees – These are fees for assurance and related services performed by PMB Helin Donovan, LLP that are reasonably related to the performance of the audit or review of our financial statements.  For 2016 and 2015, this amount primarily includes a review of our reports on Form 10-Q and Form 10-K.

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

2.	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Assignment Agreement, dated as of March 22, 2016, by and between Crossroads Systems, Inc. and StrongBox Data Solutions, Inc.	8-K	001-15331	2.1	3/22/16
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.1.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	8-K	001-15331	3.1	4/28/15
3.1.3	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	8-K	001-15331	3.1	6/17/16
3.1.4	Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K/A	001-15331	3.1	4/2/13
3.1.5	Certificate of Amendment to Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K	001-15331	3.1	3/14/14
3.1.6	Certificate of Designation, Rights, Preferences and Privileges of Series G Participating Preferred Stock	8-K	001-15331	3.1	5/23/14
3.2	Amended and Restated Bylaws of Crossroads Systems, Inc.	8-K	001-15331	3.1	11/7/13
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
4.2	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the March 2013 private placement	8-K	001-15331	4.1	3/25/13
4.3	Common Stock Purchase Warrant, dated July 22, 2013, by Crossroads Systems, Inc. in favor of CF DB EZ LLC	8-K	001-15331	4.1	7/24/13
4.4	Amendment to Common Stock Purchase Warrant, dated January 23, 2014, by and between Crossroads Systems. Inc. and CF DB EZ LLC	8-K	001-15331	4.1	1/24/14
4.5	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the March 2014 private placement	8-K	001-15331	4.1	3/31/14
4.6	Form of Warrant by Crossroads Systems, Inc. in favor of the holders in the January 2015 registered direct offering	8-K	001-15331	4.1	1/30/15

4.7	Form of Warrant by Crossroads Systems, Inc. in favor of the placement agents in the January 2015 registered direct offering	8-K	001-15331	4.2	1/30/15
4.8	Tax Benefit Preservation Plan, dated as of May 23, 2014, by and between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-15331	4.1	5/23/14
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.1.1	Amended Crossroads Systems, Inc. 2010 Stock Incentive Plan	8-K	001-15331	10.1	4/28/15
10.5	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.7	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.8	Severance Benefit Plan, dated January 9, 2013, between Crossroads Systems, Inc. and Mark Hood	S-1	333-204094	10.7	5/12/15
10.9	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	8-K	001-15331	10.1	7/16/13
10.10	Amended and Restated Employment Agreement, dated November 21, 2013, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr.	8-K	001-15331	10.1	11/25/13
10.11	Amended and Restated Employment Agreement, dated as of August 1, 2016, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr.	10-Q	001-15331	10.1	9/14/16
10.12	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.13	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.14†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.15.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.15.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11

10.16	Professional Agreement, dated July 31, 2012, between Crossroads Systems, Inc. and Iron Mountain Information Management, Inc.	8-K	001-15331	10.1	8/2/12
10.17	Securities Purchase Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.18	Registration Rights Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.19	Securities Purchase Agreement, dated March 22, 2013, by and among Crossroads Systems, Inc. and the Buyers party thereto	8-K	001-15331	10.1	3/25/13
10.20	Registration Rights Agreement, dated as of March 28, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	8-K	001-15331	10.1	3/25/13
10.20.1	Amendment to Registration Rights Agreement, dated July 3, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	S-1/A	333-188549	10.17.1	7/8/13
10.21	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and Brian Bianchi	8-K	001-15331	10.1	6/10/13
10.22	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and David Cerf	8-K	001-15331	10.2	6/10/13
10.23	Amended and Restated Agreement of Limited Partnership of KIP CR P1 LP	8-K	001-15331	10.1	7/24/13
10.24	Credit Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.2	7/24/13
10.24.1	Amendment to Credit Agreement, dated June 22, 2015, by and between Crossroads Systems, Inc. and CF DB EZ LLC	8-K	001-15331	10.1	6/23/15
10.25	Guaranty and Security Agreement, dated July 22, 2013, by KIP CR P1 LP in favor of Fortress Credit Co LLC	8-K	001-15331	10.3	7/24/13
10.26	Guaranty and Security Agreement, dated July 22, 2013, by Crossroads Systems (Texas), Inc. in favor of Fortress Credit Co LLC	8-K	001-15331	10.4	7/24/13
10.27	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to KIP CR P1 LP	8-K	001-15331	10.5	7/24/13
10.28	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to Crossroads Systems (Texas), Inc.	8-K	001-15331	10.6	7/24/13
10.29	Assignment of Patent Rights, dated July 22, 2013, by Crossroads Systems, Inc. in favor of KIP CR P1 LP	8-K	001-15331	10.7	7/24/13

10.30	Non-Exclusive License Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and KIP CR P1 LP	8-K	001-15331	10.8	7/24/13
10.31	Registration Rights Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.9	7/24/13
10.32	Agreement Regarding Issue Price dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	S-1/A	333-188549	10.30	8/22/13
10.33	Compromise, Settlement and Mutual Release Agreement, effective as of December 19, 2013, by and between Crossroads Systems, Inc. and Iron Mountain Information Management, LLC.	8-K	001-15331	10.1	12/20/13
10.34	Securities Purchase Agreement, dated March 31, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	3/31/14
10.35	Securities Purchase Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	4/8/14
10.36	Amended and Restated Registration Rights Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.2	4/8/14
10.37	Form of Unit Subscription Agreement, by and among Crossroads Systems, Inc. and the investors party thereto	8-K	001-15331	10.1	1/30/15
10.38†	Investment Agreement, by and among Crossroads Systems, Inc., TQ Zeta LLC and the investors party thereto	10-K	001-15331	10.37	1/13/16
21.1	List of Subsidiaries					X
23.1	Consent of PMB Helin Donovan, LLP.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

Dated: January 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Coleman, Jr.	President, Chief Executive Officer and Director	January 20, 2017
(Richard K. Coleman, Jr.)	(Principal Executive Officer)

/s/ Jennifer Ray Crane	Chief Financial Officer	January 20, 2017
(Jennifer Ray Crane)	(Principal Financial and Accounting Officer)

/s/ Robert G. Pearse	Director	January 20, 2017
(Robert G. Pearse)

/s/ Galen Vetter	Director	January 20, 2017
(Galen Vetter)

/s/ Don Pearce	Director	January 20, 2017
(Don Pearce)

/s/ Hannah M. Bible	Director	January 20, 2017
( Hannah M. Bible )

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Crossroads Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crossroads Systems, Inc. and subsidiaries (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2016 and 2015, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein when considered in relation to the basic consolidated financial statements.

/s/ PMB HELIN DONOVAN, LLP

Austin, Texas
January 20, 2017

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	October 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$2,634	$5,314
Restricted cash	1,459	6,478

Total cash, cash equivalents and restricted cash	4,093	11,792

Accounts receivable, net of allowance for doubtful accounts of $0 and $5, respectively	1,212	656
Current assets of discontinued operations	-	1,544
Prepaid expenses and other current assets	179	218

Total current assets	5,484	14,210

Non-current assets of discontinued operations	-	562
Other assets	120	141

Total assets	$5,604	$14,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$339	$1,823
Accrued expenses	637	1,727
Deferred revenue, current portion	1,531	6,343
Current liabilities of discontinued operations	-	1,359

Total current liabilities	2,507	11,252

Non-current liabilities of discontinued operations	-	597

Commitments and contingencies (See Note 4)	-	-

Total liabilities	2,507	11,849

Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,591,257 and 2,791,257 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 75,000,000 shares authorized, 1,225,472 and 1,209,126 shares issued and outstanding, respectively	1	1
Additional paid-in capital	239,835	238,905
Accumulated other comprehensive loss	-	(90)
Accumulated deficit	(236,742)	(235,755)

Total stockholders’ equity	3,097	3,064

Total liabilities and stockholders’ equity	$5,604	$14,913

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended
	October 31,
	2016	2015

Revenue:
IP license, royalty and other revenue	$674	$1,045

Cost of revenue:
IP license, royalty and other cost of revenue	170	339

Gross profit	504	706

Operating expenses:
General and administrative	5,928	9,493

Total operating expenses	5,928	9,493

Loss from operations	(5,424)	(8,787)

Other expense:
Interest expense	-	(384)
Amortization of debt discount and issuance costs	-	(1,001)
Other income	4,749	3,811
Loss from continuing operations	(675)	(6,361)

Discontinued operations:
Loss on discontinued operations	(1,812)	(2,683)
Gain on disposal of discontinued operations	1,771	-
Gain (loss) from discontinued operations	(41)	(2,683)

Net loss	$(716)	$(9,044)

Dividends attributable to preferred stock	$(266)	$(280)
Net loss available to common stockholders, basic and diluted	$(982)	$(9,324)

Earnings (loss) per share, basic and diluted:
Discontinued operations	$(0.03)	$(2.74)
Continuing operations	$(0.55)	$(6.50)
Available to common stockholder	$(0.80)	$(9.53)

Weighted average number of common shares outstanding, basic and diluted	1,222,747	978,692

See accompanying notes to the condensed consolidated financial statements.

F-4

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	October 31,
	2016	2015

Net loss	$(716)	$(9,044)

Other comprehensive income (loss):
Foreign currency translation adjustments	90	(30)

Comprehensive loss	$(626)	$(9,074)

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at October 31, 2014	3,318,197	$3	791,590	$1	$226,222	$(226,415)	$(60)	$(248)

Stock options exercised	-	-	6,257	-	146	-	-	146
Stock-based compensation	-	-	5,879	-	1,215	-	-	1,215
Warrants exercised	-	-	21,169	-	530	-	-	530
Preferred shares converted to common	(526,940)	-	26,347	-	-	-	-	-
Common stock dividends issued to preferred shareholders	-	-	7,602	-	296	(296)	-	-
CS Rights Offering	-	-	196,694	-	4,528	-	-	4,528
Private Placement	-	-	153,587	-	5,967	-	-	5,967
Foreign currency translation adjustment	-	-	-	-	-	-	(30)	(30)
Net loss	-	-	-	-	-	(9,044)	-	(9,044)

Balance at October 31, 2015	2,791,257	$3	1,209,126	$1	$238,905	$(235,755)	$(90)	$3,064

Stock-based compensation	-	-	-	-	792	-	-	792
Preferred shares converted to common	(200,000)	-	10,000	-	-	-	-	-
Common stock dividends issued to preferred shareholders	-	-	6,346	-	138	(138)	-	-
Cash dividends issued to preferred shareholders	-	-	-	-	-	(133)	-	(133)
Foreign currency translation adjustment	-	-	-	-	-	-	90	90

Net loss	-	-	-	-	-	(716)	-	(716)

Balance at October 31, 2016	2,591,257	$3	1,225,472	$1	$239,835	$(236,742)	$0	$3,097

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	October 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(716)	$(9,044)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation from discontinued operations	69	374
Gain on sale of discontinued operations	(915)	-
Amortization of debt discount	-	1,001
Stock-based compensation	685	1,032
Provision for doubtful accounts receivable	(4)	62
Changes in assets and liabilities:
Accounts receivable	478	522
Inventory	54	(82)
Prepaid expenses and other assets	118	165
Accounts payable	(1,379)	477
Accrued expenses	(609)	324
Deferred revenue	(6,049)	6,433
Net cash (used in) provided by operating activities	(8,268)	1,264

Cash flows from investing activities:
Purchase of property and equipment from discontinued operations	(28)	(226)
Proceeds from sale of discontinued operations	853	-
Net cash provided by (used in) investing activities	825	(226)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	-	11,169
Preferred dividends	(133)	-
Repayment of debt	-	(5,328)
Net cash (used in) provided by financing activities	(133)	5,841

Effect of foreign exchange rate on cash and cash equivalents	(123)	(33)
Change in cash and cash equivalents	(7,699)	6,846
Cash, cash equivalents, and restricted cash beginning of period	11,792	4,946
Cash, cash equivalents, and restricted cash end of period	$4,093	$11,792

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$377
Cash paid for income taxes	$4	$1

Supplemental disclosure of non cash financing activities:
Conversion of preferred stock to common stock	$302	$795
Common stock dividends issued to preferred shareholders	$133	$296
Warrants issued with private placement stock	$-	$1,893
Lease incentive received, non-cash addition to fixed assets	$-	$243

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it developed its past products. The Company believes that cash flow from operations, and proceeds from the sale of common and preferred stock will be sufficient to fund the anticipated operations for fiscal 2017.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

KIP CR P1 LP (which we refer to as the “partnership” (see Note 6)), of which the Company is a limited partner and of which an affiliate of Fortress is the general partner, the investment in KIP CR P1 LP is accounted for using the equity method. The current investment balance is nominal at October 31, 2016.

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

Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase. While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits. As of October 31, 2016, total uninsured deposits were $3.8 million. The Company has not experienced any losses in such accounts.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash amounted to $1.5 million and represents cash held from the sale of a portion of the Company’s IP revenue stream.

IP Revenue Stream Sale

On October 30, 2015, the Company entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), pursuant to which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in license, settlement, or award proceeds from the ‘972 patents, 40% of the proceeds between $20 and $100 million, and 12% of proceeds above $100 million received after the date of the sale agreement. Under the terms of the agreement, our use of proceeds is restricted to payment of the Fortress debt, approved legal expenditures, and certain general and administrative expenses. During the twelve months ended October 31, 2016 and 2015, the Company recognized $4.7 and $3.8 million in other income, respectively, $1.5 million is held in deferred revenue and restricted cash. The Company will recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

IP License Revenue

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in specific products they offer. The timing and amount of revenue recognized from IP license agreements depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patents in the customer’s past shipments, patent licensing royalties on covered products sold going forward, cross-licensing terms between the Company and other parties, and settlement of patent litigation. Through October 31, 2016, no amounts have been allocated to the cross-licensing or the settlement of patent litigation elements.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 3,158,722 and 3,365,618 for the years ended October 31, 2016 and 2015, respectively. The dilutive common stock equivalents for the year ended October 31, 2016 include warrants to purchase 368,765 shares of common stock, 2,591,257 shares of preferred stock, which are excluded until converted to common shares (Note 6), and stock options to purchase 198,700 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net income, preferred dividends paid and accrued of $0.3 million.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs for the years ended October 31, 2016 and 2015 were not material.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. The adoption of this guidance is not expected to have a material effect on our financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

As of October 31, 2016, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of October 31, 2016 and October 31, 2015, the Company held no investments.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	October 31,	October 31,
	2016	2015

Professional services	$398	$837
Payroll related	218	657
Deferred rent	-	184
Warranty reserve	-	5
Other	21	44
	$637	$1,727

Deferred revenue, current portion, consists of the following (in thousands):

	October 31,	October 31,
	2016	2015

License	$72	$135
Deferred revenue stream sale	1,459	6,208
	$1,531	$6,343

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crossroads v. Dot Hill

The Company filed a lawsuit on September 11, 2013 against Dot Hill Systems Corp. (“Dot Hill”) styled Crossroads Systems, Inc. v. Dot Hill Systems Corp., Civil Action No. 1:13-CV-800-SS alleging patent infringement of U.S. Patent No. 6,425,035 (the “035 patent”) and breach of the Amended Settlement and License Agreement dated June 27, 2006 between Crossroads and Dot Hill. The action is pending. The Markman hearing was conducted October 6-7, 2014. Dot Hill moved to join two existing IPR proceedings previously filed against Crossroads by other defendants (one filed by NetApp/Oracle/Huawei and one filed by Cisco/Quantum, each as defined below) and to stay the pending litigation based on those IPR proceedings. On June 16, 2015, Judge Sparks entered the Markman order (the “Markman Order”) construing the claims in a manner favorable to Crossroads and issued an order staying the case pending resolution of the IPR proceedings. The United States Patent and Trademark Office (the “U.S. Patent Office”) issued rulings in both of the IPR proceedings that Dot Hill had joined, ruling in one that the ‘035 Patent is not unpatentable in view of the prior art raised and in the other that the ‘035 Patent is unpatentable in view of different prior art. Crossroads believes the ruling of unpatentability was in error and has filed an appeal of that ruling with the Federal Circuit Court of Appeals. That appeal is on-going. If the patent asserted against Dot Hill is found partially or entirely invalid at the conclusion of the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Dot Hill, including potentially losing the ability to continue with its claims of infringement. In May 2016, Crossroads filed a motion to lift the stay for limited purposes regarding Dot Hill’s failure to pay certain royalties and in July 2016 the Court denied the motion and the stay and this action remains in place.

Dot Hill owes the Company approximately $1.3 million at October 31, 2016 related to an agreement between the companies. The Company believes these amounts have been earned and collectability is probable at October 31, 2016. Nonetheless, Crossroads has, therefore, reserved a portion of past and future Dot Hill revenue of $133,000 and Cost of Sales of $33,000.

Revenue for the presented periods are concentrated with Dot Hill.   The loss or bankruptcy of Dot Hill could adversely affect operating results.  The Company has not experienced material credit losses in any of the periods presented. The level of sales to any customer may vary from quarter to quarter.   However, the Company expects that significant customer concentrations will continue for the foreseeable future.

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

In response to the lawsuits brought by Crossroads, collectively these defendants filed nineteen inter partes review petitions with the U.S. Patent Office to challenge the validity of the patents asserted by the Company in these lawsuits. The U.S. Patent Office instituted review of six of the petitions, granted joinder in four of the petitions and denied review of the remaining nine petitions. The first of the petitions were filed only months after Crossroads filed lawsuits against these parties and years after they were made aware of their potential infringement. Crossroads continues to believe it has meritorious factual and legal defenses to the challenges presented in these petitions and will vigorously defend the validity of the patents. The U.S. Patent Office issued rulings in the IPR proceedings, ruling in one that the ‘035 Patent is not unpatentable in view of the prior art raised and ruling in the others that the ‘035 Patent and Patent No. 7,051,147 (the “‘147 Patent”) are unpatentable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If these patents, which have been asserted against Oracle, Cisco, NetApp, and Quantum, are found partially or entirely invalid at the conclusion of these IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceedings against these companies, including potentially losing the ability to continue with its claims of infringement.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a lawsuit on October 7, 2013 against Oracle Corporation (“Oracle”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Oracle. The U.S. Patent Office granted six of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Oracle, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the other five that the ‘035 Patent and ‘147 Patent are unpatentable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Cisco Systems, Inc. (“Cisco”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Cisco. The U.S. Patent Office granted those petitions. Based on the IPRs, Cisco filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Cisco, ruling that the ‘035 Patent and ‘147 Patents are unpatentable in view of the cited prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against NetApp, Inc. (“NetApp”) alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. NetApp filed seven petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving NetApp, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the others that the ‘147 Patent is unpatentable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement. On March 4, 2016, after its IPR on the ‘311 Patent was denied, NetApp filed a Reexamination request with the U.S. Patent and Trademark Office challenging the validity of the ‘311 Patent based on a subset of the prior art used in the IPR proceeding. The U.S. Patent and Trademark Office granted the request for Reexamination and issued an office action rejecting the claims of the ‘311 Patent. Crossroads believes this rejection of the claims of the ‘311 Patent to be in error just as we believe the rulings on the IPRs are in error. On September 3, 2016, the Company conducted an interview with the patent examiners to explain why we believe the ‘311 Patent to be valid over the cited prior art. This proceeding is ongoing and could be concluded in 2017. If the ‘311 Patent is found partially or entirely invalid during the Reexamination proceeding, the Company may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with our claims of infringement.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a lawsuit on February 18, 2014 against Quantum Corporation (“Quantum”) alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Quantum filed three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the three IPR proceedings involving Quantum, ruling that the ‘035 Patent and ‘147 Patents are unpatentable in view of the cited prior art. Crossroads believes the rulings of unpatentability were in error and has appealed those rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

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

The assets and liabilities transferred for consideration received were (in thousands, at book value):

Cash Received	$1,852

Cash paid to Series F Convertible Preferred shareholders	(1,000)
Net cash received	852

Fixed Assets	(499)
Inventory	(386)
Other Comprehensive Income	(110)
Expenses incurred	(79)
Deferred Revenue	1,795
Other Assets and Liabilities	198
Net gain on sale of discontinued operations	$1,771

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain items were reclassified as part of discontinued operations for comparative purposes. The table below presents the amounts by balance sheet classification (in thousands):

	October 31,	October 31,
	2016	2015

Assets
Current assets:
Accounts receivable, net	$-	$976
Inventories	-	437
Prepaids expenses, and other current assets	-	131
Total current assets	-	1,544
Property and equipment, net	-	533
Other assets	-	30
Total assets	$-	$2,107

Liabilities
Current liabilities:
Accounts payable	-	400
Accrued expenses	-	68
Deferred revenue	-	891
Total current liabilities	-	1,359

Long term deferred revenue	-	596
Total liabilities	$-	$1,955

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the statement of operations that are part of the discontinued operations are summarized in the following table (in thousands):

	Year Ended
	October 31,
	2016	2015
Revenue:
Product	$859	$2,832
IP License, royalty and other	923	4,241
Total revenue	1,782	7,073
Cost of revenue:
Product	309	1,046
IP License, royalty and other	275	876
Total cost of revenue	584	1,922
Gross profit	1,198	5,152
Operating expenses:
Sales and marketing	1,275	3,301
Research and development	1,735	4,534
Total operating expenses	3,010	7,835
Loss from discontinued operations	$(1,812)	$(2,683)

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

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative 5.0% Series F convertible preferred stock (“Series F Preferred Stock”), par value $0.001 per share, and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 114,138 shares of common stock, split adjusted, with an exercise price of $40.00 per share, split adjusted. In connection with the 2015 Common Stock Rights Offering, defined below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015. As of October 31, 2016, there were 121,979 warrants outstanding. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were initially valued using the Black-Scholes pricing model at approximately $2,284,000.  The relative fair value of these warrants totaling $1,543,000 was initially allocated to additional paid in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 63%, risk free interest rate of 0.82%, and expected term of 5 years.  This valuation resulted in a beneficial conversion feature on the Series F Preferred Stock of approximately $1,090,000, which was recorded as a deemed dividend.  Fees in the amount of $0.7 million relating to the stock placement were netted against proceeds. The warrants were exercisable immediately upon issue, and expire March 22, 2018.  During the twelve months ended October 31, 2015, the Company issued 3,389 split adjusted dividend common shares valued at approximately $296,000. During the twelve months ended October 31, 2016, the Company issued a dividend of 6,346 split adjusted common shares valued at approximately $138,000, and cash dividends of $133,000. Accrued and unpaid dividends were valued at approximately $42,000 as of October 31, 2016.

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

During the twelve months ended October 31, 2016, 200,000 shares of Series F Preferred Stock were converted to common shares.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Fortress Credit Agreement

On July 22, 2013 the Company issued warrants to purchase 72,727 shares of its common stock to Fortress at $41.25 per share, split adjusted. To derive an estimate of the fair value of these warrants, the Company utilized a dynamic Black Scholes formula that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.   The Fortress Warrants were recorded at a fair value of $1,374,000 or $21.25 per underlying warrant share, split adjusted. In connection to the 2015 Common Stock Rights Offering, as described below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $41.25. As of October 31, 2016, there were 87,410 warrants outstanding.

The Fortress Warrants will expire on the seventh anniversary of the effective date of the Fortress transactions.

2014 Private Placement

On March 31, 2014, the Company sold 99,331 units at $45.13 per unit, split adjusted, for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 49,666 shares of common stock have a weighted average exercise price of $49.00 per share, split adjusted.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.1 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 74%, risk free interest rate of 1.64%, and expected term of 2.5 years.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. In connection to the 2015 Common Stock Rights Offering, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $49.00. As of October 31, 2016, there were 59,693 split adjusted warrants outstanding.

2015 Common Stock Offering

On January 27, 2015, the Company sold 153,587 units at $46.00 per unit, split adjusted, for gross proceeds to the Company of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 82,938 shares of common stock have an exercise price of $55.20 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were valued at $1.9 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 75%, risk free interest rate of 1.55%, and expected term of 4.0 years.  The warrants will be exercisable upon the six-month anniversary of issue, and expire January 31, 2020. In connection to the 2015 Common Stock Rights Offering an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price Of $55.20. As of October 31, 2016, there were 99,683 split adjusted warrants outstanding.

2015 Common Stock Rights Offering

On July 28, 2015, the company closed a subscription rights offering for the Company’s common stock (the Rights Offering”).

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

The Company has the following common stock warrants outstanding at October 31, 2016:

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

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”).  As of October 31, 2016, options to purchase 11,228 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the Board of Directors on May 26, 2010 and became effective on August 13, 2010, upon approval by stockholders, and was subsequently amended by the Board of Directors on March 12, 2015 and approved by stockholders on April 24, 2015.  A maximum of 683,064 shares, adjusted for the split of outstanding options on May 25, 2016, the date of the Company’s 1-for-20 split, of Crossroads common stock may be awarded.  As of October 31, 2016, options to purchase 297,344 shares of common stock were granted from the 2010 Plan, of which 187,471 were outstanding. During the year ended October 31, 2016 and 2015, 32,000 and 65,670 common stock shares were granted from the 2010 Plan, respectively.

As of October 31, 2016, options to purchase an aggregate of 198,700 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 153,876 were vested. Under the 2010 Plan, 442,700 shares of common stock were available for future grants as of October 31, 2016.  The shares of common stock reserved for future grant are reduced by 26,344 options previously exercised under the 2010 Plan, and 26,549 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over a four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. The majority of the employee incentive stock option grants vest on a schedule of 25% at the end of six months and 12.5% quarterly thereafter until fully vested. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	Year ended October 31,
	2016	2015

General and administrative	$582	$704
Discontinued operations	103	328

Total stock-based compensation	$685	$1,032

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

	Year ended October 31,
	2016	2015

Expected dividend yield	0%	0%
Expected volatility	108%	74 - 76%
Risk-free interest rate	1.2%	1.4 - 1.6%
Expected term (years)	4 - 5	4 - 5

The following table summarizes information about stock option activity for the years ended October 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at October 31, 2014	155,203	$46.40	7.54	$2.4

Granted	65,670	$33.60
Forfeited	(9,027)	$61.60
Exercised	(6,258)	$21.60

Outstanding and expected to vest at October 31, 2015	205,588	$37.14	7.26	$0.2

Granted	32,000	$5.90
Forfeited	(38,888)	$47.11
Exercised	-	$-

Outstanding and expected to vest at October 31, 2016	198,700	$30.16	5.02	$-

Exercisable at October 31, 2016	153,876	$34.74	4.01	$-

The weighted average fair value per option granted during the years ended October 31, 2016 and 2015 was $4.67 and $20.22, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended October 31, 2016 and 2015 was $0 and $51,000, respectively. During the years ended October 31, 2016 and 2015, the amount of cash received from the exercise of stock options was $0 and $146,000, respectively.

The Company granted no options to non-employees during the years ended October 31, 2016 and 2015.

At October 31, 2016, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.8 years. There were 35,212 and 72,101 options that became vested during the years ended October 31, 2016 and 2015, respectively, with the total fair value of these awards of approximately $0.7 million and $1.7 million, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows information about outstanding stock options at October 31, 2016:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	$5.90	32,000	9.60	$5.90	-	$-
$11.98	$24.63	20,006	4.59	$18.85	20,006	$18.85
$25.62	$25.62	27,045	7.06	$25.62	27,045	$25.62
$25.96	$26.80	24,735	2.90	$26.38	18,698	$26.24
$28.20	$33.94	4,445	3.81	$29.23	4,268	$29.27
$34.94	$34.94	42,972	0.88	$34.94	42,972	$34.94
$35.27	$42.60	22,138	7.25	$41.16	19,584	$41.08
$45.59	$74.54	20,575	5.15	$55.50	16,519	$57.90
$79.03	$99.83	4,680	3.18	$82.14	4,680	$82.14
$119.80	$119.80	104	4.74	$119.80	104	$119.80

$-	$119.80	198,700	5.02	$30.16	153,876	$34.74

8. INCOME TAXES

There was no recorded income tax benefit related to the losses of fiscal years 2016 or 2015 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carry-forwards.   The provision for income taxes due to continuing operations differs from the amount computed by applying the federal statutory rate of 35% to the loss before income taxes as follows (in thousands):

	Years Ended October 31,
	2016	2015
Federal tax benefit at statutory rate	$(236)	$(2,225)
State income tax, net of federal tax benefit	(9)	(81)
Effect of foreign operations	(2)	-
Stock based compensation	14	142
Expiration of tax attributes	-	105
Permanent differences and other	2	2
Change in valuation allowance	231	2,057
Tax benefit	$-	$-

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred taxes at October 31, 2016 and 2015 are as follows (in thousands):

	Years Ended October 31,
	2016	2015
Deferred Tax Assets:
Short term:
Inventory and other reserves	$557	$2,827

Long term:
Net operating losses	51,740	48,991
Research and experimentation credits	5,274	5,172
Basis of property and equipment	21	336
Deferred stock compensation	813	611
Other	(99)	(67)
Long term deferred tax assets	57,749	55,043

Total deferred tax assets	58,306	57,870

Deferred Tax Liabilities:
Basis of property and equipment	-	-
Deferred tax liabilities	-	-

Valuation allowance	(58,306)	(57,870)
Net deferred tax asset	$-	$-

In assessing the usefulness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At the end of the fiscal years ended October 31, 2016 and 2015, a full valuation allowance has been provided due to uncertainties regarding the future realization of the net deferred tax assets.

The Company had federal net operating loss carry-forwards available to reduce future taxable income of approximately $139.7 million and $132 million for the fiscal years ended October 31, 2016 and 2015, respectively. The Company had federal research and experimentation credits available to reduce future tax of approximately $5.3 million and $5.2 million for the fiscal years ended October 31, 2016 and 2015, respectively. The valuation allowance increased by approximately $0.4 million during the fiscal year ended October 31, 2016 as a result of changes in the net operating losses and research and experimentation credits and increased by approximately $2.8 million during the fiscal year ended October 31, 2015 as a result of changes in the net operating losses. The Company also had foreign net operating loss carry-forwards available to reduce future foreign income of approximately $3.6 million and $3.9 million for fiscal years ended October 31, 2016 and 2015, respectively.

The valuation allowance on German net operating loss carry-forwards is approximately $1 million. The Company may reduce the valuation allowance and realize the benefit of those losses in future periods once the plan for the foreign operation is determined, which is uncertain at this time.

The federal net operating loss carry-forwards and research and experimentation credit carry-forwards expire from 2018 to 2036, if not utilized prior to that time. Utilization of the federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986.  Any annual limitation may result in the expiration of net operating losses and research and experimentation credits before utilization.

The Company has recorded no liabilities related to uncertain tax benefits. The major jurisdictions in which the Company files income tax returns include the U.S. and Germany.  The Company’s income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities.  As of October 31, 2016, the earliest year that the Company was subject to examination in these jurisdictions was 2010.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense, if any.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. EMPLOYEE BENEFITS

The Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.  All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   Under the Savings Plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. Our matching contributions vest immediately to employees up to four percent of their pretax salary. The Company made matching contributions of $101,000 and $184,000 during the years ended October 31, 2016 and 2015, respectively.

10. RELATED PARTY TRANSACTIONS

2015 Private Placement

On January 27, 2015, the Company entered into placement agency agreements with certain accredited investors for the issuance and sale in a private placement (the “2015 Private Placement”) of an aggregate of 153,587 split adjusted units, at a purchase price of $46.00 per unit, split adjusted, for net aggregate proceeds of approximately $7.1 million before expenses. Each unit consisted of one share of common stock and a warrant to purchase one-half of a share of common stock at an exercise price of $55.20 per whole share, split adjusted. Lone Star Value LP, controlled by Jeffrey E. Eberwein, Crossroads’ former Chairman of the Board of Directors, acquired 17,500 units in the placement for approximately $0.8 million.

2015 Common Stock Rights Offering

On July 29, 2015, the Company closed a Rights Offering for the Company’s common stock, accepting subscriptions for 196,694 shares of common stock, at $25.00 per share, spit adjusted, for aggregate gross proceeds of approximately $4.9 million. Lone Star Value LP, controlled by Jeffrey E. Eberwein, Crossroads’ former Chairman of the Board of Directors, acquired 76,895 shares in the Rights Offering for approximately $1.9 million pursuant to the terms of the Rights Offering.

Discontinued operations consideration paid

During the year ended October 31, 2016, the Company’s Board of Directors approved a payment to the Series F Preferred stockholders of the greater of 50% of the net proceeds from the sale of the Business or $1.0 million. The sale of the Business required a 70% approval of the Series F Preferred stockholders. The $1.0 million payment was recognized as an expense of selling the Business.

11. PREFERRED STOCK RIGHTS

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

No rights were exercisable at October 31, 2016. There is no impact to the Company’s financial results as a result of the adoption of the rights plan for the years ended October 31, 2016 or 2015.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended October 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$151	$63	$(210)	$4
Year ended October 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$4	$-	$(4)	$-

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Assignment Agreement, dated as of March 22, 2016, by and between Crossroads Systems, Inc. and StrongBox Data Solutions, Inc.	8-K	001-15331	2.1	3/22/16
3.1	Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1	3/11/11
3.1.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	S-1	333-172792	3.1.1	8/30/11
3.1.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	8-K	001-15331	3.1	4/28/15
3.1.3	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Crossroads Systems, Inc.	8-K	001-15331	3.1	6/17/16
3.1.4	Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K/A	001-15331	3.1	4/2/13
3.1.5	Certificate of Amendment to Certificate of Designation of 5.0% Series F Convertible Preferred Stock	8-K	001-15331	3.1	3/14/14
3.1.6	Certificate of Designation, Rights, Preferences and Privileges of Series G Participating Preferred Stock	8-K	001-15331	3.1	5/23/14
3.2	Amended and Restated Bylaws of Crossroads Systems, Inc.	8-K	001-15331	3.1	11/7/13
4.1	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the October 2010 private placement	S-1	333-172792	3.1	3/11/11
4.2	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the March 2013 private placement	8-K	001-15331	4.1	3/25/13
4.3	Common Stock Purchase Warrant, dated July 22, 2013, by Crossroads Systems, Inc. in favor of CF DB EZ LLC	8-K	001-15331	4.1	7/24/13
4.4	Amendment to Common Stock Purchase Warrant, dated January 23, 2014, by and between Crossroads Systems. Inc. and CF DB EZ LLC	8-K	001-15331	4.1	1/24/14
4.5	Form of Warrant by Crossroads Systems, Inc. in favor of the purchasers in the March 2014 private placement	8-K	001-15331	4.1	3/31/14
4.6	Form of Warrant by Crossroads Systems, Inc. in favor of the holders in the January 2015 registered direct offering	8-K	001-15331	4.1	1/30/15
4.7	Form of Warrant by Crossroads Systems, Inc. in favor of the placement agents in the January 2015 registered direct offering	8-K	001-15331	4.2	1/30/15
4.8	Tax Benefit Preservation Plan, dated as of May 23, 2014, by and between Crossroads Systems, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-15331	4.1	5/23/14
10.1	Crossroads Systems, Inc. 2010 Stock Incentive Plan	S-1	333-172792	10.1	3/11/11
10.1.1	Amended Crossroads Systems, Inc. 2010 Stock Incentive Plan	8-K	001-15331	10.1	4/28/15

10.5	Severance Benefit Plan, dated October 21, 2004, between Crossroads Systems, Inc. and Brian Bianchi	S-1	333-172792	10.4	3/11/11
10.6	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and David Cerf	S-1	333-172792	10.5	3/11/11
10.7	Severance Benefit Plan, dated April 15, 2009, between Crossroads Systems, Inc. and Jennifer Crane	S-1	333-172792	10.6	3/11/11
10.8	Severance Benefit Plan, dated January 9, 2013, between Crossroads Systems, Inc. and Mark Hood	S-1	333-204094	10.7	5/12/15
10.9	Form of Indemnity Agreement between Crossroads Systems, Inc. and each of the directors and executive officers thereof	8-K	001-15331	10.1	7/16/13
10.10	Amended and Restated Employment Agreement, dated November 21, 2013, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr.	8-K	001-15331	10.1	11/25/13
10.11	Amended and Restated Employment Agreement, dated as of August 1, 2016, by and between Crossroads Systems, Inc. and Richard K. Coleman, Jr.	10-Q	001-15331	10.1	9/14/16
10.12	Securities Purchase Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.9	3/11/11
10.13	Registration Rights Agreement, dated as of October 23, 2010, by and between Crossroads Systems, Inc. and the purchasers party thereto	S-1	333-172792	10.10	3/11/11
10.14†	Software License and Distribution Agreement, dated January 20, 2009, by and between Hewlett-Packard Company and Crossroads Systems, Inc.	S-1	333-172792	10.11	5/18/11
10.15.1	Commercial Industrial Lease Agreement, dated October 31, 2005, by Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.1	5/18/11
10.15.2	First Amendment to Lease, dated December 15, 2009, by and between Principal Life Insurance Company and Crossroads Systems, Inc.	S-1	333-172792	10.12.2	5/18/11
10.16	Professional Agreement, dated July 31, 2012, between Crossroads Systems, Inc. and Iron Mountain Information Management, Inc.	8-K	001-15331	10.1	8/2/12
10.17	Securities Purchase Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.18	Registration Rights Agreement, dated July 31, 2012, by and between Crossroads Systems, Inc. and Iron Mountain Incorporated	8-K	001-15331	10.2	8/2/12
10.19	Securities Purchase Agreement, dated March 22, 2013, by and among Crossroads Systems, Inc. and the Buyers party thereto	8-K	001-15331	10.1	3/25/13
10.20	Registration Rights Agreement, dated as of March 28, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	8-K	001-15331	10.1	3/25/13
10.20.1	Amendment to Registration Rights Agreement, dated July 3, 2013, by and among Crossroads Systems, Inc. and the Investors party thereto	S-1/A	333-188549	10.17.1	7/8/13

10.21	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and Brian Bianchi	8-K	001-15331	10.1	6/10/13
10.22	Retention Agreement dated June 4, 2013, by and between Crossroads Systems, Inc. and David Cerf	8-K	001-15331	10.2	6/10/13
10.23	Amended and Restated Agreement of Limited Partnership of KIP CR P1 LP	8-K	001-15331	10.1	7/24/13
10.24	Credit Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.2	7/24/13
10.24.1	Amendment to Credit Agreement, dated June 22, 2015, by and between Crossroads Systems, Inc. and CF DB EZ LLC	8-K	001-15331	10.1	6/23/15
10.25	Guaranty and Security Agreement, dated July 22, 2013, by KIP CR P1 LP in favor of Fortress Credit Co LLC	8-K	001-15331	10.3	7/24/13
10.26	Guaranty and Security Agreement, dated July 22, 2013, by Crossroads Systems (Texas), Inc. in favor of Fortress Credit Co LLC	8-K	001-15331	10.4	7/24/13
10.27	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to KIP CR P1 LP	8-K	001-15331	10.5	7/24/13
10.28	Pledge and Security Agreement, dated July 22, 2013, between Crossroads Systems, Inc. and Fortress Credit Co LLC relating to Crossroads Systems (Texas), Inc.	8-K	001-15331	10.6	7/24/13
10.29	Assignment of Patent Rights, dated July 22, 2013, by Crossroads Systems, Inc. in favor of KIP CR P1 LP	8-K	001-15331	10.7	7/24/13
10.30	Non-Exclusive License Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and KIP CR P1 LP	8-K	001-15331	10.8	7/24/13
10.31	Registration Rights Agreement, dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	8-K	001-15331	10.9	7/24/13
10.32	Agreement Regarding Issue Price dated July 22, 2013, by and between Crossroads Systems, Inc. and Fortress Credit Co LLC	S-1/A	333-188549	10.30	8/22/13
10.33	Compromise, Settlement and Mutual Release Agreement, effective as of December 19, 2013, by and between Crossroads Systems, Inc. and Iron Mountain Information Management, LLC.	8-K	001-15331	10.1	12/20/13
10.34	Securities Purchase Agreement, dated March 31, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	3/31/14
10.35	Securities Purchase Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.1	4/8/14
10.36	Amended and Restated Registration Rights Agreement, dated April 4, 2014, by and between Crossroads Systems, Inc. and the purchasers party thereto	8-K	001-15331	10.2	4/8/14
10.37	Form of Unit Subscription Agreement, by and among Crossroads Systems, Inc. and the investors party thereto	8-K	001-15331	10.1	1/30/15
10.38†	Investment Agreement, by and among Crossroads Systems, Inc., TQ Zeta LLC and the investors party thereto	10-K	001-15331	10.37	1/13/16

21.1	List of Subsidiaries	X
23.1	Consent of PMB Helin Donovan, LLP.	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

† Confidential materials redacted and filed separately with the Securities and Exchange Commission.

