Form 10-Q
period 2017-01-31
CROSSROADS SYSTEMS INC
filed 2017-03-10
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2017

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

As of March 10, 2017, Registrant had outstanding 1,225,472 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED January 31, 2017

PART I -        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,	October 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,005	$2,634
Restricted cash	1,050	1,459
Total cash, cash equivalents and restricted cash	3,055	4,093

Accounts receivable	1,212	1,212
Prepaid expenses and other current assets	244	179
Total current assets	4,511	5,484

Other assets	107	120
Total assets	$4,618	$5,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$391	$339
Accrued expenses	501	637
Deferred revenue	1,068	1,531
Total current liabilities	1,960	2,507

Commitments and contingencies (See Note 4)	-	-
Total liabilities	1,960	2,507

Stockholders' equity:
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,591,257 and 2,591,257 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 75,000,000 shares authorized, 1,225,472 and 1,225,472 shares issued and outstanding, respectively	1	1
Additional paid-in capital	239,906	239,835
Accumulated deficit	(237,252)	(236,742)
Total stockholders' equity	2,658	3,097
Total liabilities and stockholders' equity	$4,618	$5,604

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	January 31,
	2017	2016

Revenue:
IP license, royalty and other revenue	$19	$210

Cost of revenue:
IP license, royalty and other cost of revenue	3	51

Gross profit	16	159

Operating expenses:
General and administrative	863	2,349

Total operating expenses	863	2,349

Loss from operations	(847)	(2,190)

Other expense:
Other income	471	2,671
Income (Loss) from continuing operations	(376)	481
Loss from discontinued operations	-	(618)
Net loss	$(376)	$(137)

Dividends attributable to preferred stock	$(68)	$(51)
Net loss available to common stockholders, basic and diluted	$(444)	$(188)

Earnings (loss) per share, basic and diluted:
Discontinued operations	$-	$(0.51)
Continuing operations	$(0.36)	$0.40
Available to common stockholder	$(0.36)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	1,225,472	1,214,634

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	January 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(376)	$(137)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation from discontinued operations	-	52
Stock-based compensation	71	309
Provision for doubtful accounts receivable	-	(1)
Changes in assets and liabilities:
Accounts receivable	-	(490)
Inventory	-	33
Prepaid expenses and other assets	(51)	(135)
Accounts payable	52	(558)
Accrued expenses	(134)	(675)
Deferred revenue	(464)	(2,518)
Net cash used in operating activities	(902)	(4,120)

Cash flows from investing activities:
Purchase of property and equipment from discontinued operations	-	(10)
Net cash used in investing activities	-	(10)
Cash flows from financing activities:
Preferred dividends	(136)	-
Net cash used in financing activities	(136)	-

Effect of foreign exchange rate on cash and cash equivalents	-	(4)
Change in cash and cash equivalents	(1,038)	(4,134)
Cash, cash equivalents, and restricted cash beginning of period	4,093	11,792
Cash, cash equivalents, and restricted cash end of period	$3,055	$7,658

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$128
Cash paid for income taxes	$2	$-

Supplemental disclosure of non cash financing activities:
Conversion of preferred stock to common stock	$-	$302
Common stock dividends issued to preferred shareholders	$-	$139

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

On March 22, 2016, the Company announced the sale of its product business and all related assets to Canadian-based StrongBox Data Solutions, Inc. (“SDSI”) for gross proceeds of $1.9 million in cash. Under the purchase agreement, the Company sold and transferred all of the assets related to the Company’s product and support services division, including its StrongBox and SPHiNX products.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it developed its past products. Our operations are funded by cash and cash equivalents, as well as from revenue provided by IP licensing, royalties and other revenue. We may also generate revenue from other sources as described in Liquidity and Capital Resources, including without limitation, through obtaining a favorable judgment or settlement in our ongoing litigation concerning infringement of our intellectual property, successfully monetizing all or a portion of the non-‘972 patents, or pursuing other strategic opportunities to generate revenue. If we are not able to obtain additional sources of revenue through these or alternative means, the Company may not have sufficient funds to continue to operate the business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

The investment in KIP CR P1 LP (which we refer to as the “partnership” (see Note 6)), of which the Company is a limited partner and of which an affiliate of Fortress Investment Group (“Fortress”) is the general partner, is accounted for using the equity method. The current investment balance is nominal at January 31, 2017.

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

Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase. While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits. As of January 31, 2017, total uninsured deposits were $2.8 million. The Company has not experienced any losses in such accounts.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash amounted to $1.1 million and represents cash held from the sale of a portion of potential future revenue generated from the Company’s ‘972 patent family.

IP Revenue Stream Sale

On October 30, 2015, the Company entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), pursuant to which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received by the Company, Techquity received the rights to 52% of the first $20 million in license, settlement, or award proceeds from the ‘972 patents, 40% of the proceeds between $20 and $100 million, and 12% of the proceeds above $100 million received. Under the terms of the agreement, the Company’s use of proceeds is restricted to payment of the Fortress debt, approved legal expenditures, and certain general and administrative expenses. During the three months ended January 31, 2017 and 2016, the Company recognized $0.5 and $2.7 million in other income, respectively. $1.1 million is held in deferred revenue and restricted cash at January 31, 2017. The Company will recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 3,153,108 and 3,164,867 for the three months ended January 31, 2017 and 2016, respectively. The dilutive common stock equivalents for the three months ended January 31, 2017 include warrants to purchase 368,765 shares of common stock, 2,591,257 shares of preferred stock, which are excluded until converted to common shares (Note 6), and stock options to purchase 193,086 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net loss, preferred dividends paid and accrued of $68,000 and $51,000 for the three months ended January 31, 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods after those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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

As of January 31, 2017, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. As of January 31, 2017 and October 31, 2016, the Company held no items which are reported at fair value.

3. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	January 31,	October 31,
	2017	2016

Professional services	$401	$398
Payroll related	86	218
Other	14	21
	$501	$637

Deferred revenue, consists of the following (in thousands):

	January 31,	October 31,
	2017	2016

License	$57	$72
Deferred revenue stream sale	1,011	1,459
	$1,068	$1,531

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue stream sale consists of the remaining amount of consideration received from the sale of a portion of the Company’s IP revenue stream. The deferred revenue will be recognized upon the expenditure of approved legal costs related to the ongoing IP litigation described in Note 4.

4. COMMITMENTS AND CONTINGENCIES

Leases

In accordance with the terms of the March 22, 2016 sale of the Company’s product division, the Company’s office space and equipment lease obligations have been assigned to the purchaser.

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

An “Inter Partes Review,” or “IPR,” is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on the Company’s patent rights. Inter partes review, if granted, is typically a twelve to eighteen month process from institution.

An “Ex Parte Reexamination ” or “Reexamination” is a different post-grant review of an issued patent in which the requestor attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness).  In a Reexamination proceeding, a panel of three senior examiners from the U.S. Patent and Trademark Office (the “U.S. Patent Office”) will review the issued patent against prior art in a manner similar to the original examination.  An adverse ruling in a Reexamination proceeding involving any patent asserted against any defendant in district court litigation would result in invalidation or other limitations on our patent rights.   A Reexamination is typically about an eighteen-month process.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded approximately $1.3 million at January 31, 2017 related to an agreement between the companies. The Company believes these amounts have been earned and collectability is probable at January 31, 2017. Nonetheless, Crossroads has reserved a portion of past and future Dot Hill revenue in the amount of $134,000 and Cost of Sales in the amount of $34,000 during the quarter ended January 31, 2017 and 2016, respectively. Effective November 1, 2016, the Company has discontinued recognition of revenue (and related cost of sales) for these Dot Hill royalties. Had the Company accrued the revenue for the period ended January 31, 2017, the revenue recognized for the quarter would have been $182,000, and costs of sales of $38,000 would have been accrued.

Revenue for the three months ended January 31, 2016 and the accounts receivable balance at January 31, 2017 and October 31, 2016 are concentrated with Dot Hill. In 2015, Seagate Technologies (“Seagate”) purchased Dot Hill.  The loss or bankruptcy of Seagate could adversely affect operating results.  The Company has not experienced material credit losses in any of the periods presented. The level of sales to any customer may vary from quarter to quarter.   However, the Company expects that significant customer concentrations will continue for the foreseeable future.

Crossroads v. Oracle, Huawei, Cisco, NetApp, and Quantum

These related cases were filed on October 7, 2013, November 26, 2013, and February 18, 2014 in the United States District Court for the Western District of Texas alleging infringement by these parties of one or more patents in the ‘972 patent family. The asserted patents (6,425,035, 7,934,041, 7,987,311 (the “‘311 Patent”) and 7,051,147) were subject to a re-examination of the patents conducted in 2005-2006 by the U.S. Patent Office or were issued after the re-examination. On May 7, 2014, these cases and the Dot Hill case were consolidated for purposes of discovery and a Markman hearing occurred on October 6 and 7, 2014. On June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads and entered an order staying these actions in light of the IPR proceedings.

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

5. DISCONTINUED OPERATIONS

On March 22, 2016, the Company entered into a Purchase and Assignment Agreement (the “Purchase Agreement”) with SDSI.

Under the Purchase Agreement, the Company sold and transferred all of the assets related to the Company’s product and support services division (the “Business”), including the Company’s StrongBox and SPHiNX storage solutions, to SDSI. SDSI also assumed certain liabilities of the Company related to the Business, and absorbed the majority of Crossroads’ employees. As consideration under the Purchase Agreement, SDSI paid the Company net proceeds equal to $1.9 million in cash on the closing date. Consideration of $1.0 million was paid to the holders of the Company’s 5.0% Series F Convertible Preferred Stock (the “Series F Preferred Stock”) in exchange for a vote to approve the divestiture. The Board of Directors approved this payment, which has been reflected as a cost to sell the Business.

The assets and liabilities transferred for consideration received in the second fiscal quarter of 2016 were (in thousands, at book value):

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the statement of operations that are part of the discontinued operations are summarized in the following table (in thousands):

	Three Months Ended
	January 31,
	2017	2016
	(unaudited)	(unaudited)
Revenue:
Product	$-	$859
IP License, royalty and other	-	987

Total revenue	-	1,846

Cost of revenue:
Product	-	309
IP License, royalty and other	-	233

Total cost of revenue	-	542

Gross profit	-	1,304

Operating expenses:
Sales and marketing	-	826
Research and development	-	1,096

Total operating expenses	-	1,922

Loss from discontinued operations	$-	$(618)

6. STOCKHOLDERS’ EQUITY

On May 25, 2016, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split (the “Reverse Split”) of the outstanding shares of the Company’s common stock at a ratio of one-for-twenty at the Company’s annual meeting of stockholders. The Reverse Split was effective on June 20, 2016. Upon the effectiveness of the Reverse Split, every twenty (20) shares of the Company’s issued and outstanding common stock were automatically combined and reclassified into one (1) share of the Company’s common stock. Stockholders who otherwise would have been entitled to receive fractional shares as a result of the Reverse Split instead received a cash payment in lieu thereof equal to the product obtained by multiplying (a) the number of shares of pre-split common stock held by the stockholder that would otherwise have been exchanged for such fractional share interest by (b) the average of the last reported sales prices of the common stock as quoted on Nasdaq for the twenty business days ending on the trading day that is the second day immediately prior to the effective date of the Reverse Split. All share and per share data in the accompanying consolidated financial statements and notes have been adjusted for the effects of the Reverse Split.

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative Series F Preferred Stock, par value $0.001 per share, and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 114,138 shares of common stock, split adjusted, with an exercise price of $40.00 per share, split adjusted. In connection with the 2015 Common Stock Rights Offering, defined below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015. As of January 31, 2017, there were 121,979 warrants outstanding. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were exercisable immediately upon issue, and expire March 22, 2018.  During the twelve months ended October 31, 2016, the Company issued a dividend of 6,346 split adjusted common shares valued at approximately $138,000, and cash dividends of approximately $133,000. During the three months ended January 31 2017, the Company issued a cash dividend of approximately $135,000. Accrued and unpaid dividends were valued at approximately $23,000 as of January 31, 2017.

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

Upon approval of the full ratchet anti-dilution provisions on June 21, 2013, the warrants were reclassified as a derivative liability and recorded at fair value. This created a scenario for which the shares of Series F Preferred Stock were potentially convertible into more shares of common stock than authorized. Therefore, the Series F Preferred Stock was classified in temporary equity. Upon the expiration of the full ratchet anti-dilution provisions, the Company reclassified the Series F Preferred Stock and warrants to permanent stockholders’ equity following the stockholders vote.

During the three months ended January 31, 2017, no shares of Series F Preferred Stock were converted to common shares.

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

2013 Fortress Credit Agreement

On July 22, 2013, the Company issued warrants to purchase 72,727 shares of its common stock to Fortress at $41.25 per share, split adjusted. In connection to the 2015 Common Stock Rights Offering, as described below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $41.25. Certain terms in the Fortress agreement permit us to buy out the Fortress partnership interest and return all of the rights to the assigned non-‘972 patent rights to ourselves in return for the payment of a monetization call option of $2 million dollars. As of January 31, 2017, there were 87,410 split adjusted warrants outstanding.

The Fortress warrants will expire on the seventh anniversary of the effective date of the Fortress transactions.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2014 Private Placement

On March 31, 2014, the Company sold 99,331 units at $45.13 per unit, split adjusted, for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 49,666 shares of common stock have a weighted average exercise price of $49.00 per share, split adjusted.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. In connection to the 2015 Common Stock Rights Offering, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $49.00. As of January 31, 2017, there were 59,693 split adjusted warrants outstanding.

2015 Common Stock Offering

On January 27, 2015, the Company sold 153,587 units at $46.00 per unit, split adjusted, for gross proceeds to the Company of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 82,938 shares of common stock have an exercise price of $55.20 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were exercisable upon the six-month anniversary of issue, and expire January 31, 2020. In connection to the 2015 Common Stock Rights Offering an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price of $55.20. As of January 31, 2017, there were 99,683 split adjusted warrants outstanding.

2015 Common Stock Rights Offering

On July 28, 2015, the Company closed a subscription rights offering for the Company’s common stock (the “Rights Offering”). Under the terms of the Rights Offering, the Company distributed to its common and preferred stockholders one subscription right for each share of the Company’s common or preferred stock owned as of the record date, which entitled the holder to purchase 0.50 shares of common stock, at the subscription price of $25.00 per share, split adjusted, subject to certain protection mechanics in place to preserve the Company’s ability to utilize its net operating loss carryforwards (“NOLs”).

The Company accepted subscriptions for 196,694 shares, split adjusted, resulting in aggregate gross proceeds of approximately $4.9 million. Expenses incurred to complete the Rights Offering amounted to approximately $0.4 million.

 The Company has the following common stock warrants outstanding at January 31, 2017:

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”).  As of January 31, 2017, options to purchase 5,623 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the Board of Directors on May 26, 2010 and became effective on August 13, 2010, upon approval by stockholders, and was subsequently amended by the Board of Directors on March 12, 2015 and approved by stockholders on April 24, 2015.  A maximum of 683,064 shares, adjusted for the split of outstanding options on May 25, 2016, the date of the Company’s 1-for-20 split, of Crossroads common stock may be awarded.  As of January 31, 2017, options to purchase 308,826 shares of common stock were granted from the 2010 Plan, of which 187,462 were outstanding. During the three months ended January 31, 2017 and 2016, no common stock shares were granted from the 2010 Plan, respectively.

As of January 31, 2017, options to purchase an aggregate of 193,086 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 152,311 were vested. Under the 2010 Plan, 436,962 shares of common stock were available for future grants as of January 31, 2017.  The shares of common stock reserved for future grant are reduced by 26,344 options previously exercised under the 2010 Plan, and 26,457 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over either a two-year (vesting 25% at the end of six months and 12.5% quarterly thereafter until fully vested) or four-year period (vesting 25% after one year, the remaining 75% vesting quarterly thereafter) and expire after ten years. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	January 31,
	2017	2016

General and administrative	$71	$193
Discontinued operations	-	116
Total stock-based compensation	$71	$309

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s common stock. The expected term represents an estimate of the time options are expected to remain outstanding based upon historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. No variables were used in the Black-Scholes calculation during the quarter ended January 31, 2017 or 2016, as no options were granted during the respective periods.

The following table summarizes information about stock option activity for the three months ended January 31, 2017:

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding and expected to vest at October 31, 2016	198,700	$30.16	5.02	$-

Granted	-	$-
Forfeited	(5,614)	$74.48
Exercised	-	$-

Outstanding and expected to vest at January 31, 2017	193,086	$28.87	4.91	$-
Exercisable at January 31, 2017	152,311	$33.33	3.96	$-

The weighted average fair value per option granted during the three months ended January 31, 2017 was $0, as no options were granted during the period. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended January 31, 2017 was $0. During the three months ended January 31, 2017 the amount of cash received from the exercise of stock options was $0.

At January 31, 2017, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.7 years. There were 4,625 and 4,632 options that became vested during the three months ended January 31, 2017 and 2016, respectively with the total fair value of these awards of approximately $0.1 and $0.2 million, respectively.

 The following table shows information about outstanding stock options at January 31, 2017:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	$5.90	32,000	9.35	$5.90	-	$-
$11.98	$21.96	19,819	4.36	$18.80	19,819	$18.80
$24.63	$24.63	187	1.75	$24.63	187	$24.63
$25.62	$25.62	27,045	6.81	$25.62	27,045	$25.62
$25.96	$26.80	24,735	2.65	$26.38	20,201	$26.28
$28.20	$33.94	4,441	3.52	$29.22	4,283	$29.26
$34.94	$34.94	42,972	0.63	$34.94	42,972	$34.94
$35.27	$42.60	22,133	7.00	$41.16	21,505	$41.18
$45.59	$91.85	19,344	5.84	$55.73	15,889	$57.91
$98.50	$119.80	410	4.94	$104.49	410	$104.49

$5.90	$119.80	193,086	4.91	$28.87	152,311	$33.33

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EMPLOYEE BENEFITS

The Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.  All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   Under the Savings Plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. Our matching contributions vest immediately to employees up to four percent of their pretax salary. The Company made matching contributions of $9,000 and $46,000 during the three months ended January 31, 2017 and 2016, respectively.

9. RELATED PARTY TRANSACTIONS

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No rights were exercisable at January 31, 2017. There is no impact to the Company's financial results as a result of the adoption of the Plan for the three months ended January 31, 2017 or 2016.

11. SUBSEQUENT EVENTS

On January 23, 2017, the United States Court of Appeals for the Federal Circuit notified the Company that the oral argument date for the Company’s appeals has been set for Tuesday, March 7, 2017. The appeals before the Federal Circuit relate to the Final Written Decisions issued by the Patent Trial and Appeal Board of the U.S. Patent Office regarding IPR proceedings 2014-01207, 2014-01209, 2014-01226, 2014-01463, 2014-01544, and the IPRs joined to certain of those proceedings (IPRs 2015-00825, 2015-00854, and 2015-00852).

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

Forward-Looking Statements

Various statements contained in or incorporated by reference into this quarterly report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our Form 10-K for the year ended October 31, 2016, as well as those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the Securities and Exchange Commission, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

•	ability to implement our business strategy, including the ability to monetize intellectual property through licensing, litigation, or sale;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	expected future financial performance;
•	expectations regarding our operating expenses;
•	ability to generate revenues from patent licensing and enforcement activity through our arrangement with Fortress or otherwise, or from financing activities;
•	timing of any licensing and enforcement activity;
•	legal and other developments in litigation to which we may be a party, including litigation with respect to our ‘972 patents;
•	ability to fully utilize our net operating loss tax benefits;
•	ability to protect our confidential information and intellectual property rights;
•	ability to successfully identify and manage any potential acquisitions;
•	ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
•	ability to recruit and retain key personnel;
•	ability to obtain additional financing; and
•	ability to manage growth.

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

Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other things contemplated by the forward-looking statements will not occur. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s beliefs and opinions at the time the statements are made. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by applicable securities laws.

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

On March 22, 2016, we announced the sale of our product business and all related assets to Canadian-based StrongBox Data Solutions, Inc. (“SDSI”) for gross proceeds of $1.9 million in cash. Under the purchase agreement, the Company sold and transferred all of the assets related to the Company’s product and support services division, including its StrongBox and SPHiNX products. As part of the purchase agreement, 27 of Crossroads’ employees transitioned to SDSI, and 10 employees were terminated.. Included in the transfer were assignments of ongoing contracts. In the event SDSI fails to perform such contracts, or their other assumed obligations under the purchase agreement, parties to such contracts or obligations could seek damages from the Company under certain circumstances. Depending on the claim for damages, the Company could have a claim for indemnification against SDSI pursuant to the purchase agreement. Any such indemnification claim would be subject to the provisions of the purchase agreement, as well as SDSI’s ability to pay.

Technology Licensing

We generate revenue when companies using our technology agree to pay us either an upfront licensing fee, or a combination of upfront fees and ongoing licensing fees for the use of our intellectual property. Our licensing and litigation agreements sometimes include provisions to cross-license patents from other companies, further enhancing our intellectual property assets and product capabilities. The Company’s intellectual property assets are identified in two distinct categories. The first category, known as the ‘972 patent family, consists of 31 patents and pending patents that are primarily concentrated around access controls. The second category, known as the non-‘972 patents, consists of 141 patents and pending patents that are primarily directed to five product families: optimizing command processing, enabling interoperability, managing networks, enhancing tape libraries, and improving data systems.

In July 2013, we entered into a loan transaction with Fortress (as defined herein) that was later assigned to CF DB EZ LLC, an affiliate of Fortress, which included the formation of a partnership controlled by Fortress to which we assigned all of our existing and issued patents and applications other than our patents in the ‘972 family. This partnership may seek to generate revenues through patent licensing and enforcement activity with respect to these patents, but we are unable to predict at this time when or if such efforts may commence or, if they do, whether they will be profitable. Certain terms in the Fortress agreement permit us to buy out the Fortress partnership interest and return all of the rights to the assigned non-‘972 patent rights to ourselves in return for the payment of a monetization call option of $2 million dollars. We intend to periodically monitor and assess the viability and the value to us of such a buyout. Crossroads fully paid off all debt obligations under the Fortress credit agreement on October 30, 2015.

On October 30, 2015, we entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”) in which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in license, settlement, or award proceeds from the ‘972 patents, 40% of the proceeds between $20 and $100 million, and 12% of proceeds above $100 million. Under the terms of the agreement, our use of proceeds is restricted to payment of the Fortress debt and approved legal expenditures. During the three months ended January 31, 2017 and 2016, the Company recognized $0.5 million and $2.7 million in other income related to the transaction, and $1.1 million is held in deferred revenue and restricted cash.

On March 22, 2016, we announced that Crossroads, in partnership with Fortress, signed an agreement with AQUA Licensing (“AQUA”) to market and sell the non-‘972 patent portfolio. AQUA will receive a commission on any revenue realized from the non-‘972 patent portfolio. The Company can provide no assurance regarding the timing or value of a transaction, or even if one will occur.

Key Financial Definitions

Revenue. Revenue consists of royalties we earn for licenses of certain intellectual property.

Cost of Revenue. Cost of revenue consists of professional fees and services, typically a percentage of royalties collected.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation and related costs for personnel related to our executive, finance, human resource, and legal organizations, and fees for professional services. Professional services, excluding those IP costs included in cost of revenue, consist of outside legal, tax and audit costs.

Other Income. Other income consists of amounts not able to be categorized elsewhere. A majority of the amounts recognized are from the sale of a portion of the Company’s potential IP revenue stream as deferred income is recognized from the Techquity agreement.

Loss from Discontinued Operations. Discontinued operations consist of revenue, cost of revenue, expenses, and the amounts recognized as a gain or loss during the sale of our discontinued product and support services division.

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

 Results of Operations

Three Months Ended January 31, 2017 Compared to the Three Months Ended January 31, 2016

Revenue.   Revenue decreased $191,000, or 91%, to $19,000 for the three months ended January 31, 2017 from $210,000 for the three months ended January 31, 2016. The decrease is mainly the result of decreases in volume from various royalty license agreements, and the Company’s decision to not recognize Dot Hill royalties in the fiscal first quarter of 2017.

Cost of Revenue.   Cost of revenue decreased $48,000, or 94%, to $3,000 for the three months ended January 31, 2017 from $51,000 for the three months ended January 31, 2016. The decrease is a result lower professional fees due to lower IP license, royalty and other revenue during the three months ended January 31, 2017.

General and Administrative.  General and administrative expenses decreased $1.5 million, or 63%, to $0.9 million for the three months ended January 31, 2017 from $2.3 million for the three months ended January 31, 2016. The decrease was mainly due to lower legal fees in connection with the activity in ongoing patent litigation.

Other Income.  Other income was $0.5 million for the three months ended January 31, 2017, and $2.7 million for the three months ended January 31, 2016. The numbers represent amounts recognized in connection with the sale of a portion of our potential IP revenue stream to Techquity (as described in the liquidity section).

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our operating needs. We finance our operations through cash and cash equivalents, as well as from revenue provided by IP licensing, royalties and other revenue. We may also generate revenue from proceeds from the sale of our common stock, preferred stock or debt instruments, the sale of all or part of our non-‘972 patents, exercises of options or warrants, obtaining a favorable judgment or settlement in our ongoing litigation concerning infringement of our intellectual property, or pursuing other strategic opportunities to generate revenue. Our operations are funded by cash and cash equivalents, as well as from revenue provided by IP licensing, royalties and other revenue. We may also generate revenue from other sources as described in Liquidity and Capital Resources, including without limitation, through obtaining a favorable judgment or settlement in our ongoing litigation concerning infringement of our intellectual property, successfully monetizing all or a portion of the non-‘972 patents, or pursuing other strategic opportunities to generate revenue. If we are not able to obtain additional sources of revenue through these or alternative means, the Company may not have sufficient funds to continue to operate the business. The Company had cash and cash equivalents of approximately $3.1 million at January 31, 2017, working capital of approximately $2.6 million and total equity of approximately $2.7 million. A failure to receive additional revenue would adversely affect our ability to fund our operations and continue to operate.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(902)	$(4,120)
Net cash used in investing activities	-	(10)
Net cash used in financing activities	(136)	-
Change in cash and cash equivalents	(1,038)	(4,134)

Cash, cash equivalents, and restricted cash, end of period	3,055	7,658

Net cash used in operating activities decreased $3.2 million from approximately $4.1 million during the three months ended January 31, 2016 to approximately $0.9 million during the three months ended January 31, 2017. Cash used in operating activities were mainly affected by a decrease in deferred revenue of $2.1 million as a result of the deferral of revenue recognized from the sale of a portion of our potential IP revenue stream. Cash used in operating activities also decreased due to a decrease in accounts receivables and accrued expenses by $0.9 million and due to IP legal fees to be paid and a decrease in stock-based compensation of $0.2 million.

Cash flows from investing activities primarily relate to capital expenditures to support our employees. Net cash used in investing activities was $0 in the three months ended January 31, 2017 compared to $10,000 in cash used in investing activities during the three months ended January 31, 2016.

Cash flows used in financing activities for the three months ended January 31 2017 was $136,000 for the payment of preferred stock dividends compared to $0 for the three months ended January 31, 2016.

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

All obligations under the Fortress Credit Agreement were satisfied on October 30, 2015.

As a condition to and in connection with the Credit Agreement, we issued a warrant (the “Fortress Warrant”), pursuant to which Fortress is entitled to purchase 87,410 shares of our common stock, split-adjusted. The Fortress Warrant is exercisable and will expire on the seventh anniversary of the effective date of the Fortress transactions. The Fortress Warrant also previously contained what is commonly known as a “full-ratchet” anti-dilution provision, which provided that if we issued or were deemed to have issued additional shares of common stock without consideration or for a consideration per share less than the applicable exercise price of the Fortress Warrant, which was initially $41.20 per share, split-adjusted, then the exercise price of the Fortress Warrant will be reduced on a “full ratchet” basis, concurrently with the new issue, to the consideration per share we received for the new issue or deemed issue of the additional shares of common stock. In January 2014, the Company and Fortress agreed to amend the Fortress Warrant to remove this full-ratchet anti-dilution provision.

Private Placements.

On March 22, 2013, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses.

Each unit consists of one share of 5.0% Series F Convertible Preferred Stock (the “Series F Preferred Stock”), par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The 1 for 20 stock split effective June 20, 2016 did affect the outstanding Series F Preferred Stock units, and the warrants were adjusted accordingly, with 121,979 outstanding at January 31, 2017, with an exercise price of $40.00 per warrant.

The Series F Preferred Stock has the rights, qualifications, limitations and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 28, 2013. The Certificate of Designation authorizes for issuance up to 4,500,000 shares of Series F Preferred Stock, with 3,750,000 shares designated as “Sub-Series F-1” and 750,000 shares designated as “Sub-Series F-2.” The right of holders of Series F Preferred Stock to convert the Series F Preferred Stock is subject to a 9.99% beneficial ownership limitation for holders of Sub-Series F-1 and a 4.99% beneficial ownership limitation for holders of Sub-Series F-2. Such beneficial ownership limitations may be increased or decreased by a holder of Sub-Series F-1 to any percentage not in excess of 19.99% after providing us notice of such increase or decrease.. For as long as at least 90% of the aggregate number of shares of Sub-Series F-1 issued on the Original Issue Date (as defined in the Certificate of Designation) are outstanding, the holders of such Sub-Series F-1, voting as a single class, will be entitled to elect two directors of the Company. If less than 90%, but at least 20%, of such shares of Sub-Series F-1 are outstanding, such holders, voting as a single class, will be entitled to elect one director. As of the date hereof, 78% of the aggregate number of shares of Sub-Series F-1 are outstanding, as a remainder have been voluntarily converted into common stock at the option of the holders. Therefore, the holders of Sub-Series F-1 shares are entitled to elect one director to our Board of Directors. The holders of Sub-Series F-2 will not be entitled to vote on the directors elected by the holders of Sub-Series F-1. The holders of shares of the Series F Preferred Stock are entitled to a liquidation preference equal to the original issuance price plus accrued and unpaid dividends.

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

2015 Common Stock Rights Offering

On July 28, 2015, the Company completed a subscription rights offering for shares of the Company’s common stock (the “Rights Offering”). Under the terms of the Rights Offering, the Company distributed to its common and preferred stock holders one subscription right for each share of the Company’s common or preferred stock owned as of the record date, which entitled the holder to purchase 0.50 shares of common stock, at the subscription price of $25.00 per share, split adjusted, subject to certain protection mechanics in place to preserve the Company’s ability to utilize its net operating loss carryforwards.

The Company accepted subscriptions for 196,694 shares, split adjusted, resulting in aggregate gross proceeds of approximately $4.9 million. Expenses incurred to complete the Rights Offering amounted to approximately $0.4 million.

IP Revenue Stream Sale

On October 30, 2015, we entered into an agreement with Techquity, pursuant to which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in license, settlement, or award proceeds from the ‘972 patents, 40% of the proceeds between $20 and $100 million, and 12% of proceeds above $100 million. Under the terms of the agreement, our use of proceeds is restricted to payment of the Fortress debt, approved legal expenditures, and certain general and administrative expenses. During the three months ended January 31, 2017, the Company recognized $0.5 million in other income, and $1.1 million is held in deferred revenue and restricted cash. We recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

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

Changes in Internal Controls

During the first fiscal quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Litigation Proceedings

We have a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

•	A “Markman hearing” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether a finding of infringement and validity are made by the Court or by the jury at trial.

•	An “Inter Partes Review” (“IPR”) is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on our patent rights. An IPR, if granted, is typically a twelve to eighteen-month process.

•	An “Ex Parte Reexamination” (“Reexamination”) is a different post-grant review of an issued patent in which the requestor attempts challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). In a Reexamination proceeding, a panel of three senior examiners from the U.S. Patent and Trademark Office (the “U.S. Patent Office”) will review the issued patent against prior art in a manner similar to the original examination. An adverse ruling in a Reexamination proceeding involving any patent asserted against any defendant in district court litigation would result in invalidation or other limitations on our patent rights. A Reexamination is typically about an eighteen-month process.

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

We filed a lawsuit on February 18, 2014 against NetApp alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 (the “‘311 Patent”) and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. NetApp filed seven petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving NetApp, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the others that the ‘147 Patent is unpatentable in view of different prior art. We believe the ruling of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with our claims of infringement. On March 4, 2016, after its IPR on the ‘311 Patent was denied, NetApp filed a Reexamination request with the U.S. Patent Office challenging the validity of the ‘311 Patent based on a subset of the prior art used in the IPR proceeding. The U.S. Patent Office granted the request for Reexamination and issued an office action rejecting the claims of the ‘311 Patent. We believe this rejection of the claims of the ‘311 Patent to be in error just as we believe the rulings on the IPRs are in error. On September 3, 2016, we conducted an interview with the patent Examiners to explain why we believe the ‘311 Patent to be valid over the cited prior art. This proceeding is ongoing. If the ‘311 Patent is found partially or entirely invalid during the Reexamination proceeding, we may be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with our claims of infringement.

We filed a lawsuit on February 18, 2014 against Quantum alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to us. Quantum filed three petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents we asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the three IPR proceedings involving Quantum, ruling that the ‘035 Patent and ‘147 Patents are unpatentable in view of the cited prior art. We believe the rulings of unpatentability were in error and has appealed those rulings to the Federal Circuit Court of Appeals. Those appeals are ongoing. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, we may be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with our claims of infringement.

ITEM 1A.	RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which we filed with the SEC on January 20, 2017. The risks and uncertainties described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Requirement for Additional Sources of Liquidity

Our operations are funded by cash and cash equivalents, as well as from revenue provided by IP licensing, royalties and other revenue. We may also generate revenue from other sources as described in Liquidity and Capital Resources, including without limitation, through obtaining a favorable judgment or settlement in our ongoing litigation concerning infringement of our intellectual property, successfully monetizing all or a portion of the non-‘972 patents, or pursuing other strategic opportunities to generate revenue. If we are not able to obtain additional sources of revenue through these or alternative means, the Company may not have sufficient funds to continue to operate the business.

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

CROSSROADS SYSTEMS, INC.

March 10, 2017	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

March 10, 2017	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)

