Form 10-Q
period 2017-04-30
CROSSROADS SYSTEMS INC
filed 2017-05-25
CIK 1093207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2017

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company

☐ Emerging Growth Company

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐  Yes     ☒  No

As of May 25, 2017, Registrant had outstanding 1,225,472 shares of common stock, par value $0.001 per share.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED April 30, 2017

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS –

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,	October 31,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,706	$2,634
Restricted cash	631	1,459
Total cash, cash equivalents and restricted cash	2,337	4,093

Accounts receivable	1,200	1,212
Prepaid expenses and other current assets	227	179
Total current assets	3,764	5,484

Other assets	71	120
Total assets	$3,835	$5,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$120	$339
Accrued expenses	437	637
Deferred revenue	661	1,531
Total current liabilities	1,218	2,507

Commitments and contingencies (See Note 4)	-	-

Total liabilities	1,218	2,507

Stockholders' equity:
Convertible preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,591,257 and 2,591,257 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 75,000,000 shares authorized, 1,225,472 and 1,225,472 shares issued and outstanding, respectively	1	1
Additional paid-in capital	239,956	239,835
Accumulated deficit	(237,343)	(236,742)
Total stockholders' equity	2,617	3,097
Total liabilities and stockholders' equity	$3,835	$5,604

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Revenue:
IP license, royalty and other revenue	$16	$210	$35	$420

Cost of revenue:
IP license, royalty and other cost of revenue	2	49	5	100

Gross profit	14	161	30	320
Operating expenses:
General and administrative	496	1,356	1,359	3,705

Total operating expenses	496	1,356	1,359	3,705

Loss from operations	(482)	(1,195)	(1,329)	(3,385)

Other expense:
Other income	399	627	870	3,299
Discontinued operations:
Loss from discontinued operations	-	(1,194)	-	(1,812)
Gain on disposal of discontinued operations	-	1,771	-	1,771
Income (loss) from discontinued operations	-	577	-	(41)
Net income (loss)	$(83)	$9	$(459)	$(127)

Dividends attributable to preferred stock	$(68)	$(78)	$(136)	$(129)
Net loss available to common stockholders, basic and diluted	$(151)	$(69)	$(595)	$(256)

Earnings (loss) per share, basic and diluted:
Discontinued operations	$-	$0.47	$-	$(0.03)
Continuing operations	$(0.12)	$(0.46)	$(0.49)	$(0.07)
Available to common stockholder	$(0.12)	$(0.06)	$(0.49)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	1,225,472	1,239,241	1,225,472	1,226,734

See accompanying notes to the condensed consolidated financial statements.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(459)	$(127)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation from discontinued operations	-	69
Gain on sale of discontinued operations	-	(919)
Stock-based compensation	120	451
Provision for doubtful accounts receivable	-	(1)
Changes in assets and liabilities:
Accounts receivable	12	630
Inventory	-	53
Prepaid expenses and other assets	(4)	48
Accounts payable	(219)	(1,279)
Accrued expenses	(199)	(735)
Deferred revenue	(871)	(4,559)
Net cash used in operating activities	(1,620)	(6,369)

Cash flows from investing activities:
Purchase of property and equipment from discontinued operations	-	(28)
Proceeds from sale of discontinued operations	-	852
Net cash provided by investing activities	-	824
Cash flows from financing activities:
Preferred dividends	(136)	-
Net cash used in financing activities	(136)	-

Effect of foreign exchange rate on cash and cash equivalents	-	(131)
Change in cash and cash equivalents	(1,756)	(5,676)
Cash, cash equivalents, and restricted cash beginning of period	4,093	11,792
Cash, cash equivalents, and restricted cash end of period	$2,337	$6,116

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$2

Supplemental disclosure of non cash financing activities:
Conversion of preferred stock to common stock	$-	$302
Common stock dividends issued to preferred shareholders	$-	$139

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

The investment in KIP CR P1 LP (which we refer to as the “partnership”) of which the Company is a limited partner and of which an affiliate of Fortress Investment Group (“Fortress”) is the general partner, is accounted for using the equity method. The current investment balance is nominal at April 30, 2017.

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

Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents consist of cash on deposit and highly liquid investments with original maturities of 90 days or less at date of purchase. While the Company’s cash and cash equivalents are on deposit with high quality FDIC and Association of German Banks insured financial institutions, at times such deposits exceed insured limits. As of April 30, 2017, total uninsured deposits were $2.1 million. The Company has not experienced any losses in such accounts.

Restricted cash amounted to $0.6 million and represents cash held from the sale of a portion of potential future revenue generated from the Company’s ‘972 patent family.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IP Revenue Stream Sale

On October 30, 2015, the Company entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”), pursuant to which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received by the Company, Techquity received the rights to 52% of the first $20 million in license, settlement, or award proceeds from the ‘972 patents, 40% of the proceeds between $20 and $100 million, and 12% of the proceeds above $100 million received. Under the terms of the agreement, the Company’s use of proceeds is restricted to payment of the Fortress debt, approved legal expenditures, and certain general and administrative expenses. During the six months ended April 30, 2017 and 2016, the Company recognized $0.9 and $3.3 million in other income, respectively. $0.6 million is held in deferred revenue and restricted cash at April 30, 2017. The Company will recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

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

The Company has excluded all outstanding common stock equivalents from the calculation of diluted net loss per share because all such common stock equivalents are antidilutive for all periods presented. The total number of common stock equivalents excluded from the diluted net loss per common share calculation was 3,234,495 and 3,150,497 for the six months ended April 30, 2017 and 2016, respectively. The dilutive common stock equivalents for the six months ended April 30, 2017 include warrants to purchase 368,765 shares of common stock, 2,591,257 shares of preferred stock, which are excluded until converted to common shares (Note 6), and stock options to purchase 274,473 shares of common stock.

Net loss available to common stockholders is calculated by deducting from net loss, preferred dividends paid and accrued of $136,000 and $129,000 for the six months ended April 30, 2017 and 2016, respectively.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2017, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. As of April 30, 2017 and October 31, 2016, the Company held no items which are reported at fair value.

3. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses consist of the following (in thousands):

	April 30,	October 31,
	2017	2016

Professional services	$329	$398
Payroll related	96	218
Other	12	21
	$437	$637

Deferred revenue, consists of the following (in thousands):

	April 30,	October 31,
	2017	2016

License	$42	$72
Deferred revenue stream sale	619	1,459
	$661	$1,531

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

An “Inter Partes Review,” “IPR,” is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on the Company’s patent rights. Inter partes review, if granted, is typically a twelve to eighteen month process from institution.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

An “Ex Parte Reexamination,” “Reexamination” is a different post-grant review of an issued patent in which the requestor attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness).  In a Reexamination proceeding, a panel of three senior examiners from the U.S. Patent and Trademark Office (the “U.S. Patent Office”) will review the issued patent against prior art in a manner similar to the original examination.  An adverse ruling in a Reexamination proceeding involving any patent asserted against any defendant in district court litigation would result in invalidation or other limitations on our patent rights.   A Reexamination is typically about an eighteen-month process.

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

The Company has recorded revenue of approximately $1.3 million at April 30, 2017 related to an agreement between the companies. The Company believes these amounts have been earned and collectability is probable at April 30, 2017. Nonetheless, Crossroads has reserved a portion of Dot Hill revenue in the amount of $134,000 and cost of sales in the amount of $34,000 during the quarter ended April 30, 2017. Effective November 1, 2016, the Company has discontinued recognition of revenue (and related cost of sales) for these Dot Hill royalties. Had the Company accrued the revenue for the period ended April 30, 2017, the revenue recognized for the quarter would have been $182,000, and costs of sales of $46,000 would have been accrued.

Revenue for the six months ended April 30, 2016 and the accounts receivable balance at April 30, 2017 and October 31, 2016 are concentrated with Dot Hill. In 2015, Seagate Technologies (“Seagate”) purchased Dot Hill.  The loss or bankruptcy of Seagate could adversely affect operating results.  The Company has not experienced material credit losses in any of the periods presented. The level of sales to any customer may vary from quarter to quarter.   However, the Company expects that significant customer concentrations will continue for the foreseeable future.

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

During the time Crossroads was pursuing the potential infringers of the ‘972 patent family, the Company gave companies with potentially infringing products the opportunity to license the Company’s proprietary technology. For example, NetApp, Inc. (“NetApp”) was first given notice of potential infringement in 2004. Cisco Systems, Inc. (“Cisco”)was first given notice of potential infringement in 2002. Quantum Corporation (“Quantum”) has been on notice of its potential infringement since 2006. Oracle Corporation (“Oracle”) acquired several companies that were given notice of potential infringement at least as early as 2009 and Oracle itself has been on notice since then. Despite repeated attempts by Crossroads throughout the years to negotiate licenses to the ‘972 patent family, these companies refused and left Crossroads with no alternatives but litigation. Crossroads believes these companies (and companies they have acquired) have been illegally using Crossroads’ proprietary technology and that the potential compensatory damages could be in excess of $200 million, which does not include enhanced damages or attorney fees. While the uncertainties and expense of litigation are great and the Company can provide no guarantees of success, the Company believes the infringement by most of these companies has been prolonged and potentially willful.

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a lawsuit on October 7, 2013 against Oracle alleging infringement of U.S. Patent Nos. 6,425,035, 7,051,147 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Oracle Corporation; Civil Action No. 1:13-cv-0895-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Oracle filed nine petitions for IPR at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Oracle. The U.S. Patent Office granted six of those petitions. Based on the IPRs, Oracle filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Oracle, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the other five that the ‘035 Patent and ‘147 Patent are unpatentable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Oracle, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against Cisco alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Cisco Systems, Inc.; Civil Action No. 1:14-cv-00148-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Cisco is a party to three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Cisco. The U.S. Patent Office granted those petitions. Based on the IPRs, Cisco filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving Cisco, ruling that the ‘035 Patent and ‘147 Patents are unpatentable in view of the cited prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Cisco, including potentially losing the ability to continue with its claims of infringement.

The Company filed a lawsuit on February 18, 2014 against NetApp alleging infringement of U.S. Patent Nos. 6,425,035, 7,934,041, 7,987,311 and 7,051,147 (the case is styled Crossroads Systems, Inc. v. Net App, Inc.; Civil Action No. 1:14-cv-00149-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. NetApp filed seven petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against NetApp. The U.S. Patent Office granted three of those petitions. Based on the IPRs, NetApp filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the IPR proceedings involving NetApp, ruling in one that the ‘035 Patent is not unpatentable over the prior art and ruling in the others that the ‘147 Patent is unpatentable in view of different prior art. Crossroads believes the rulings of unpatentability were in error and has appealed these rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against NetApp, including potentially losing the ability to continue with its claims of infringement. On March 4, 2016, after its IPR on the ‘311 Patent was denied, NetApp filed a Reexamination request with the U.S. Patent and Trademark Office challenging the validity of the ‘311 Patent based on a subset of the prior art used in the IPR proceeding. The U.S. Patent and Trademark Office granted the request for Reexamination and issued an office action rejecting the claims of the ‘311 Patent. Crossroads believes this rejection of the claims of the ‘311 Patent to be in error just as we believe the rulings on the IPRs are in error. On September 3, 2016, the Company conducted an interview with the patent examiners to explain why we believe the ‘311 Patent to be valid over the cited prior art. This proceeding is ongoing and could be concluded in 2017. If the ‘311 Patent is found partially or entirely invalid during the Reexamination proceeding, the Company may be adversely impacted in the litigation proceeding

The Company filed a lawsuit on February 18, 2014 against Quantum alleging infringement of U.S. Patent Nos. 6,425,035 and 7,934,041 (the case is styled Crossroads Systems, Inc. v. Quantum Corporation; Civil Action No. 1:14-cv-00150-SS (W.D. Tex., Austin Division)). The action is pending. The Markman hearing was conducted October 6-7, 2014 and on June 16, 2015, Judge Sparks entered the Markman Order construing the claims in a manner favorable to Crossroads. Quantum filed three petitions for IPR filed at the U.S. Patent Office challenging the validity of each of the patents Crossroads asserted in the lawsuit against Quantum. The U.S. Patent Office granted those petitions. Based on the IPRs, Quantum filed a motion to stay the litigation pending the outcome of the IPR proceedings, which was granted by the Court. The U.S. Patent Office issued rulings in the three IPR proceedings involving Quantum, ruling that the ‘035 Patent and ‘147 Patents are unpatentable in view of the cited prior art. Crossroads believes the rulings of unpatentability were in error and has appealed those rulings to the Federal Circuit Court of Appeals. Those appeals are on-going. If the patents are found partially or entirely invalid during the IPR proceedings, including appeal, Crossroads might be adversely impacted in the litigation proceeding against Quantum, including potentially losing the ability to continue with its claims of infringement.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 23, 2017, the United States Court of Appeals for the Federal Circuit notified the Company that the oral argument date for the Company’s appeal was on March 7, 2017. The appeals before the Federal Circuit relate to the Final Written Decisions issued by the Patent Trial and Appeal Board of the U.S. Patent Office regarding IPR proceedings 2014-01207, 2014-01209, 2014-01226, 2014-01463, 2014-01544, and the IPRs joined to certain of those proceedings (IPRs 2015-00825, 2015-00854, and 2015-00852). No ruling has been made relating to the appeal and the Company is awaiting the decision.

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

The assets and liabilities transferred for consideration received in the second fiscal quarter of 2016 were (in thousands, at book value):

Cash Received	$1,852

Cash paid to Series F Convertible Preferred shareholders	(1,000)
Net cash received	852

Fixed Assets	(499)
Inventory	(386)
Other Comprehensive Income	(110)
Expenses incurred	(79)
Deferred Revenue	1,795
Other Assets and Liabilities	198
Net gain on sale of discontinued operations	$1,771

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the statement of operations that are part of the discontinued operations are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product	$-	$-	$-	$859
IP License, royalty and other	-	(63)	-	923

Total revenue	-	(63)	-	1,782

Cost of revenue:
Product	-	-	-	309
IP License, royalty and other	-	41	-	275

Total cost of revenue	-	41	-	584

Gross profit	-	(104)	-	1,198

Operating expenses:
Sales and marketing	-	452	-	1,275
Research and development	-	638	-	1,735

Total operating expenses	-	1,090	-	3,010

(Loss) income from discontinued operations	$-	$(1,194)	$-	$(1,812)

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

2013 Private Placement

On March 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,231,154 units at a purchase price of $2.0625 per unit, valued at $8.6 million, for net proceeds of approximately $7.9 million after related expenses. Each unit consists of one share of cumulative Series F Preferred Stock, par value $0.001 per share, and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 114,138 shares of common stock, split adjusted, with an exercise price of $40.00 per share, split adjusted. In connection with the 2015 Common Stock Rights Offering, defined below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015. As of April 30, 2017, there were 121,979 warrants outstanding. The Series F Preferred Stock ranks senior to the common stock and each other class or series of the Company’s capital stock, whether common, preferred or otherwise, with respect to distributions of dividends and distributions upon liquidation, dissolution or winding up of the Company. The warrants were exercisable immediately upon issue, and expire March 22, 2018.  During the twelve months ended October 31, 2016, the Company issued a dividend of 6,346 split adjusted common shares valued at approximately $138,000, and cash dividends of approximately $133,000. During the six months ended April 30 2017, the Company issued a cash dividend of approximately $136,000. Accrued and unpaid dividends were valued at approximately $88,000 as of April 30, 2017.

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

During the six months ended April 30, 2017, no shares of Series F Preferred Stock were converted to common shares.

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

2013 Fortress Credit Agreement

On July 22, 2013, the Company issued warrants to purchase 72,727 shares of its common stock to Fortress at $41.25 per share, split adjusted. In connection with the 2015 Common Stock Rights Offering, as defined and described below, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $41.25. Certain terms in the Fortress agreement permit us to buy out the Fortress partnership interest and return all of the rights to the assigned non-‘972 patent rights to ourselves in return for the payment of a monetization call option of $2 million dollars. As of April 30, 2017, there were 87,410 split adjusted warrants outstanding.

The Fortress warrants will expire on the seventh anniversary of the effective date of the Fortress transactions.

2014 Private Placement

On March 31, 2014, the Company sold 99,331 units at $45.13 per unit, split adjusted, for gross proceeds to the Company of $4.5 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 49,666 shares of common stock have a weighted average exercise price of $49.00 per share, split adjusted.   Fees in the amount of $0.2 million relating to the stock placement were netted against proceeds.  The warrants were exercisable upon the six-month anniversary of issue, and expire March 31, 2019. In connection with the 2015 Common Stock Rights Offering, an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price remaining $49.00. As of April 30, 2017, there were 59,693 split adjusted warrants outstanding.

2015 Common Stock Offering

On January 27, 2015, the Company sold 153,587 units at $46.00 per unit, split adjusted, for gross proceeds to the Company of $7.1 million. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock.  The warrants to purchase 82,938 shares of common stock have an exercise price of $55.20 per share.   Fees in the amount of $1.1 million relating to the stock placement were netted against proceeds.  The warrants were exercisable upon the six-month anniversary of issue, and expire January 31, 2020. In connection with the 2015 Common Stock Rights Offering an additional 0.2019 warrants were granted for every outstanding warrant on August 31, 2015, with the strike price of $55.20. As of April 30, 2017, there were 99,683 split adjusted warrants outstanding.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2015 Common Stock Rights Offering

On July 28, 2015, the Company closed a subscription rights offering for the Company’s common stock (the “2015 Common Stock Rights Offering”). Under the terms of the 2015 Common Stock Rights Offering, the Company distributed to its common and preferred stockholders one subscription right for each share of the Company’s common or preferred stock owned as of the record date, which entitled the holder to purchase 0.50 shares of common stock, at the subscription price of $25.00 per share, split adjusted, subject to certain protection mechanics in place to preserve the Company’s ability to utilize its net operating loss carryforwards (“NOLs”).

The Company accepted subscriptions for 196,694 shares, split adjusted, resulting in aggregate gross proceeds of approximately $4.9 million. Expenses incurred to complete the 2015 Common Stock Rights Offering amounted to approximately $0.4 million.

  The Company has the following common stock warrants outstanding at April 30, 2017:

		Weighted
	Warrants	Average Exercise
Warrant Transaction	Outstanding	Price
2013 Private Placement	121,979	$40.00
2013 Fortress Credit Agreement	87,410	$41.20
2014 Private Placement	59,693	$49.00
2015 Common Stock Offering	99,683	$55.20
Total Warrants	368,765

7.  STOCK OPTIONS AND STOCK BASED COMPENSATION

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors and advisors.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), succeeded the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”).  As of April 30, 2017, options to purchase 2,023 shares of common stock were outstanding under the 1999 Plan, and no further grants can be made under the 1999 Plan.

The 2010 Plan was approved by the Board of Directors on May 26, 2010 and became effective on August 13, 2010, upon approval by stockholders, and was subsequently amended by the Board of Directors on March 12, 2015 and approved by stockholders on April 24, 2015.  A maximum of 683,064 shares, adjusted for the Reverse Split of Crossroads common stock may be awarded.  As of April 30, 2017, options to purchase 467,690 shares of common stock were granted from the 2010 Plan, of which 272,449 were outstanding. During the six months ended April 30, 2017 and 2016, no common stock shares were granted from the 2010 Plan, respectively.

As of April 30, 2017, options to purchase an aggregate of 274,473 shares of common stock were outstanding under the 1999 Plan and the 2010 Plan, of which 88,038 were vested. Under the 2010 Plan, 343,111 shares of common stock were available for future grants as of April 30, 2017.  The shares of common stock reserved for future grant are reduced by 26,344 options previously exercised under the 2010 Plan, and 20,709 shares of stock granted under the 2010 Plan.  The Compensation Committee of the Board of Directors determines the exercise price, term and other conditions applicable to each stock option granted under the 2010 Plan. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The 2010 Plan options generally become exercisable over one year. Stock option exercises are fulfilled with new shares of common stock.

The Company realized stock-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statements of operations:

	April 30,
	2017	2016

General and administrative	$120	$348
Discontinued operations	-	103
Total stock-based compensation	$120	$451

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

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended April 30,
	2017	2016

Expected dividend yield	0%	-
Expected volatility	106%	-
Risk-free interest rate	1.9%	-
Expected term (years)	5	-

The following table summarizes information about stock option activity for the six months ended April 30, 2017:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(years)	Value ($M)
Outstanding and expected to vest at October 31, 2016	198,700	$30.16	5.02	$-

Granted	150,000	$2.81
Forfeited	(74,227)	$35.62
Exercised	-	$-
Outstanding and expected to vest at April 30, 2017	274,473	$13.74	8.73	$0.1
Exercisable at April 30, 2017	88,038	$33.93	6.62	$-

The weighted average fair value per option granted during the six months ended April 30, 2017 and 2016 was $2.86 and $0 respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended April 30, 2017 was $0. During the six months ended April 30, 2017 the amount of cash received from the exercise of stock options was $0.

At April 30, 2017, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.8 years. There were 4,611 and 10,145 options that became vested during the six months ended April 30, 2017 and 2016, respectively with the total fair value of these awards of approximately $0.1 and $0.3 million, respectively.

CROSSROADS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows information about outstanding stock options at April 30, 2017:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Shares	Remaining	Average		Average
Exercise Prices		Outstanding	Contractual Term	Exercise Price	Shares	Exercise Price
$-	$2.81	150,000	9.92	$2.81	-	$-
$5.90	$5.90	32,000	9.10	$5.90	-	$-
$11.98	$25.62	39,939	6.51	$23.42	39,939	$23.42
$25.96	$42.60	34,627	7.11	$36.13	33,047	$36.56
$45.59	$83.19	17,213	6.23	$52.61	14,358	$53.98
$84.53	$84.53	148	4.50	$84.53	148	$84.53
$91.85	$91.85	136	4.00	$91.85	136	$91.85
$98.50	$98.50	126	5.00	$98.50	126	$98.50
$99.83	$99.83	180	4.76	$99.83	180	$99.83
$119.80	$119.80	104	4.25	$119.80	104	$119.80
$2.81	$119.80	274,473	8.73	$13.74	88,038	$33.93

8. EMPLOYEE BENEFITS

The Company established the Crossroads Systems, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a qualified plan under section 401(k) of the Internal Revenue Code.  All employees who have attained 18 years of age are eligible to enroll in the Savings Plan.   Under the Savings Plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. Our matching contributions vest immediately to employees up to four percent of their pretax salary. The Company made matching contributions of $16,000 and $82,000 during the six months ended April 30, 2017 and 2016, respectively.

9. RELATED PARTY TRANSACTIONS

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

The rights will become exercisable following (i) the 10th business day (or such later date as may be determined by the Board of Directors) after the public announcement that an acquiring person has acquired beneficial ownership of 4.99% or more of the common stock (calculated pursuant to the Plan) or (ii) the 10th business day (or such later date as may be determined by the Board of Directors) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 4.99% or more of the common stock (calculated pursuant to the Plan).

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

No rights were exercisable at April 30, 2017. There is no impact to the Company's financial results as a result of the adoption of the Plan for the six months ended April 30, 2017 or 2016.

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

Forward-Looking Statements

Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements may include projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of our business strategy and other statements concerning our operations, economic performance and financial condition. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed in our Annual Report on Form 10-K for the year ended October 31, 2016, as well as those discussed in the section entitled “Risk Factors” included elsewhere in our filings with the SEC, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

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

On March 22, 2016, we announced the sale of our product business and all related assets to Canadian-based StrongBox Data Solutions, Inc. (“SDSI”) for gross proceeds of $1.9 million in cash. Under the purchase agreement, the Company sold and transferred all of the assets related to the Company’s product and support services division, including its StrongBox and SPHiNX products. As part of the purchase agreement, 27 of Crossroads’ employees transitioned to SDSI, and 10 employees were terminated. Included in the transfer were assignments of ongoing contracts. In the event SDSI fails to perform such contracts, or their other assumed obligations under the purchase agreement, parties to such contracts or obligations could seek damages from the Company under certain circumstances. Depending on the claim for damages, the Company could have a claim for indemnification against SDSI pursuant to the purchase agreement. Any such indemnification claim would be subject to the provisions of the purchase agreement, as well as SDSI’s ability to pay.

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

On October 30, 2015, we entered into an agreement with TQ Zeta LLC, an affiliate of Techquity, and Intrepidus Holdings LLC (collectively, “Techquity”) in which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in license, settlement, or award proceeds from the ‘972 patents, 40% of the proceeds between $20 and $100 million, and 12% of proceeds above $100 million. Under the terms of the agreement, our use of proceeds is restricted to payment of the Fortress debt and approved legal expenditures. During the three months ended April 30, 2017 and 2016, the Company recognized $0.4 million and $0.6 million, respectively, in other income related to the transaction. During the six months ended April 30, 2017 and 2016, the Company recognized $0.9 million and $3.3 million, respectively, in other income related to the transaction. $0.6 million is held in deferred revenue and restricted cash on April 30, 2017.

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

Results of Operations

Three and Six Months Ended April 30, 2017 Compared to the Three and Six Months Ended April 30, 2016

Revenue.  Revenue decreased for the three months ended April 30, 2017 to $16,000 from $210,000 for the three months ended April 30, 2016. Revenue also decreased for the six months ended April 30, 2017 to $35,000 from $420,000 for the six months ended April 30, 2016. The decreases were due to the Company’s decision to not recognize Dot Hill royalties beginning in the fiscal first quarter of 2017.

Cost of Revenue.   Cost of revenue decreased to $2,000 for the three months ended April 30, 2017 from $49,000 for the three months ended April 30, 2016. Cost of revenue also decreased to $5,000 for the six months ended April 30, 2017 from $100,000 for the six months ended April 30, 2016. The decreases resulted from lower professional fees due to lower IP license, royalty and other revenue during the three and six months ended April 30, 2017.

General and Administrative.  General and administrative expenses decreased $860,000, or 63%, to $0.5 million for the three months ended April 30, 2017 from $1.4 million for the three months ended April 30, 2016. General and administrative expenses decreased $2.3 million, or 63%, to $1.4 million for the six months ended April 30, 2017 from $3.7 million for the six months ended April 30, 2016. The decreases were mainly due to lower legal fees in connection with the activity in ongoing patent litigation.

Other Income.  Other income was $0.4 million for the three months ended April 30, 2017, and $0.6 million for the three months ended April 30, 2016. Other income was $0.9 million for the six months ended April 30, 2017, and $3.3 million for the six months ended April 30, 2016. The numbers represent amounts recognized in connection with the sale of a portion of our potential IP revenue stream to Techquity (as described in the Liquidity and Capital Resources section).

Liquidity and Capital Resources

Cash Flows

Our principal liquidity requirements are to meet our operating needs. We finance our operations through cash and cash equivalents, as well as from revenue provided by IP licensing, royalties and other revenue. We may also generate revenue from proceeds from the sale of our common stock, preferred stock or debt instruments, the sale of all or part of our non-‘972 patents, exercises of options or warrants, obtaining a favorable judgment or settlement in our ongoing litigation concerning infringement of our intellectual property, or pursuing other strategic opportunities to generate revenue. Our operations are funded by cash and cash equivalents, as well as from revenue provided by IP licensing, royalties and other revenue. We may also generate revenue from other sources as described in Liquidity and Capital Resources, including without limitation, through obtaining a favorable judgment or settlement in our ongoing litigation concerning infringement of our intellectual property, successfully monetizing all or a portion of the non-‘972 patents, or pursuing other strategic opportunities to generate revenue. If we are not able to obtain additional sources of revenue through these or alternative means, the Company may not have sufficient funds to continue to operate the business. The Company had cash and cash equivalents of approximately $2.3 million at April 30, 2017, working capital of approximately $2.5 million and total equity of approximately $2.6 million. A failure to receive additional revenue would adversely affect our ability to fund our operations and continue to operate.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Six Months Ended April 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(1,620)	$(6,369)
Net cash provided by (used in) investing activities	-	824
Net cash (used in) provided by financing activities	(136)	-
Change in cash and cash equivalents	(1,756)	(5,676)
Cash, cash equivalents, and restricted cash, end of period	2,337	6,116

Net cash used in operating activities decreased $4.7 million from approximately $6.4 million during the six months ended April 30, 2016 to approximately $1.6 million during the six months ended April 30, 2017. Cash used in operating activities was mainly affected by a decrease in deferred revenue of $3.7 million as a result of the deferral of revenue recognized from the sale of a portion of our potential IP revenue stream. Cash used in operating activities also decreased due to decreases in accounts receivables, accounts payable and accrued expenses and a decrease in stock-based compensation of $0.3 million.

Cash flows from investing activities primarily relate to proceeds from the sale of our discontinued operations. Net cash provided by investing activities was $0 in the six months ended April 30, 2017 compared to $824,000 in cash used in investing activities during the six months ended April 30, 2016.

Cash flows used in financing activities for the six months ended April 30 2017 was $136,000 for the payment of preferred stock dividends in January 2017 compared to $0 for the six months ended April 30, 2016 as those dividends were paid with common stock.

Financing Arrangements

In June 2016, we completed a 20 to1 reverse stock split. Therefore, all common stock shares and share prices are shown post split.

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

Each unit consists of one share of 5.0% Series F Convertible Preferred Stock (the “Series F Preferred Stock”), par value $0.001 per share and a warrant to purchase one-half of a share of common stock per share of Series F Preferred Stock purchased, at an exercise price of $2.00 per whole share, subject to certain adjustments, resulting in the issuance of warrants to purchase an additional 2,282,754 shares of common stock with an exercise price of $2.00 per share. The 1 for 20 stock split effective June 20, 2016 did affect the outstanding Series F Preferred Stock units, and the warrants were adjusted accordingly, with 121,979 outstanding at April 30, 2017, with an exercise price of $40.00 per warrant.

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

IP Revenue Stream Sale

On October 30, 2015, we entered into an agreement with Techquity, pursuant to which Techquity will share in the revenue generated from the ‘972 patent litigation. For consideration of $10.0 million received, Techquity received the rights to 52% of the first $20 million in license, settlement, or award proceeds from the ‘972 patents, 40% of the proceeds between $20 and $100 million, and 12% of proceeds above $100 million. Under the terms of the agreement, our use of proceeds is restricted to payment of the Fortress debt, approved legal expenditures, and certain general and administrative expenses. During the six months ended April 30, 2017, the Company recognized $0.9 million in other income, and $0.6 million is held in deferred revenue and restricted cash. We recognize other income from this transaction as the authorized expenditures are made with the unspent balance being reflected as deferred revenue.

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

Changes in Internal Controls

During the second fiscal quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Litigation Proceedings

We have a number of ongoing lawsuits and related proceedings as described below. In discussing these patent litigation proceedings, the following terms will be used:

•	A “Markman hearing ” in a patent infringement case is a pre-trial hearing in U.S. District Court, in which the court hears arguments regarding the meanings of key words used in a disputed patent claim. The outcome of a Markman hearing can play a significant role in whether a finding of infringement and validity are made by the Court or by the jury at trial.

•	An “Inter Partes Review,” “IPR,” is a post-grant review of an issued patent in which the petitioner attempts to challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). If successful during inter partes review, a petitioner could potentially invalidate some or all of the claims in the patents asserted against that petitioner in related litigation, and an adverse ruling in any of these proceedings would result in invalidation or other limitations on our patent rights. An IPR, if granted, is typically a twelve to eighteen-month process.

•	An “Ex Parte Reexamination,” “Reexamination,” is a different post-grant review of an issued patent in which the requestor attempts challenge the validity of a patent on certain grounds (e.g. novelty and obviousness). In a Reexamination proceeding, a panel of three senior examiners from the U.S. Patent and Trademark Office (the “U.S. Patent Office”) will review the issued patent against prior art in a manner similar to the original examination. An adverse ruling in a Reexamination proceeding involving any patent asserted against any defendant in district court litigation would result in invalidation or other limitations on our patent rights. A Reexamination is typically about an eighteen-month process.

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

On January 23, 2017, the United States Court of Appeals for the Federal Circuit notified the Company that the oral argument date for the Company’s appeal was on March 7, 2017. The appeals before the Federal Circuit relate to the Final Written Decisions issued by the Patent Trial and Appeal Board of the U.S. Patent Office regarding IPR proceedings 2014-01207, 2014-01209, 2014-01226, 2014-01463, 2014-01544, and the IPRs joined to certain of those proceedings (IPRs 2015-00825, 2015-00854, and 2015-00852). No ruling has been made relating to the appeal and we are awaiting the decision.

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

CROSSROADS SYSTEMS, INC.

May 25, 2017	/s/ Richard K. Coleman, Jr.
(Date)	Richard K. Coleman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 25, 2017	/s/ Jennifer Crane
(Date)	Jennifer Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)

